Form 10-Q
period 2005-09-30
PROLOGIS
filed 2005-11-09
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common shares as of November 4, 2005 was 243,496,278.

PROLOGIS
INDEX

			Page
			Number(s)
PART I	Financial Information
	Item 1	Financial Statements:
		Consolidated Condensed Balance Sheets — September 30, 2005 and December 31, 2004	3
		Consolidated Condensed Statements of Earnings and Comprehensive Income — Three Months and Nine Months Ended September 30, 2005 and 2004	4
		Consolidated Condensed Statements of Cash Flows — Nine Months Ended September 30, 2005 and 2004	6
		Notes to Consolidated Condensed Financial Statements	7
		Report of Independent Registered Public Accounting Firm	33
	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
	Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
	Item 4	Controls and Procedures	53
PART II	Other Information
	Item 1	Legal Proceedings	53
	Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	53
	Item 3	Defaults Upon Senior Securities	53
	Item 4	Submission of Matters to Vote of Securities Holders	53
	Item 5	Other Information	53
	Item 6	Exhibits	54
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges
KPMG LLP Awareness Letter
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

PROLOGIS
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2005	December 31,
	(Unaudited)	2004
ASSETS
Real estate	$11,677,070	$6,333,731
Less accumulated depreciation	1,068,766	989,221

	10,608,304	5,344,510
Investments in and advances to unconsolidated investees	1,050,555	908,513
Cash and cash equivalents	173,581	236,529
Accounts and notes receivable	335,137	92,015
Other assets	793,716	401,564
Discontinued operations — assets held for sale	17,474	114,668

Total assets	$12,978,767	$7,097,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Lines of credit and short-term borrowings	$2,991,078	$960,002
Senior unsecured notes	1,869,533	1,962,316
Secured debt and assessment bonds	1,675,407	491,643
Accounts payable and accrued expenses	271,867	192,332
Construction costs payable	95,395	63,509
Other liabilities	552,413	196,240
Discontinued operations — assets held for sale	358	62,991

Total liabilities	7,456,051	3,929,033

Minority interest	58,496	66,273

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at September 30, 2005 and December 31, 2004	125,000	125,000
Common Shares; $0.01 par value; 243,494,745 shares issued and outstanding at September 30, 2005 and 185,788,783 shares issued and outstanding at December 31, 2004	2,435	1,858
Additional paid-in capital	5,594,497	3,249,576
Accumulated other comprehensive income	156,274	194,445
Distributions in excess of net earnings	(638,986)	(693,386)

Total shareholders’ equity	5,464,220	3,102,493

Total liabilities and shareholders’ equity	$12,978,767	$7,097,799

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

PROLOGIS
CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Rental income	$152,078	$131,124	$418,173	$398,358
Property management and other property fund fees	17,321	12,931	50,326	36,050
Development management fees and other CDFS income	9,254	373	12,580	2,422

Total revenues	178,653	144,428	481,079	436,830

Expenses:
Rental expenses	38,679	33,266	113,239	102,786
General and administrative	23,816	20,678	71,589	60,381
Depreciation and amortization	46,504	41,428	130,793	123,686
Merger integration expenses	8,288	—	8,288	—
Relocation expenses	246	2,154	4,049	2,845
Other expenses	3,030	1,201	6,312	3,673

Total expenses	120,563	98,727	334,270	293,371

Gains on dispositions of certain CDFS business assets, net:
Net proceeds from dispositions	355,524	281,692	956,110	911,732
Costs of assets disposed of	290,658	227,738	762,955	777,132

Total gains, net	64,866	53,954	193,155	134,600

Operating income	122,956	99,655	339,964	278,059

Income from unconsolidated property funds	12,217	11,576	34,992	30,529
Income (loss) from CDFS joint ventures and other unconsolidated investees	301	(621)	668	(1,004)
Interest expense	(42,549)	(38,126)	(113,802)	(114,935)
Interest and other income	3,179	829	6,356	2,037

Earnings before minority interest	96,104	73,313	268,178	194,686
Minority interest	(1,327)	(1,344)	(3,929)	(3,811)

Earnings before certain net gains (losses)	94,777	71,969	264,249	190,875
Gains recognized on dispositions of certain non-CDFS business assets, net	—	—	—	6,072
Gain on partial disposition of investment in property fund.	—	—	—	3,328
Foreign currency exchange gains (losses), net	4,742	(1,343)	8,323	9,882

Earnings before income taxes	99,519	70,626	272,572	210,157

Income taxes:
Current income tax expense	2,435	12,180	7,185	18,177
Deferred income tax expense	5,369	2,390	8,190	11,975

Total income taxes	7,804	14,570	15,375	30,152

Earnings from continuing operations	91,715	56,056	257,197	180,005
(Continued)

PROLOGIS
CONSOLIDATED CONDENSED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Discontinued operations:
Operating income attributable to assets disposed of and held for sale	1,006	2,438	3,437	5,086
Income (losses) related to temperature controlled distribution assets	—	3,993	(25,150)	10,841
Gains (losses) recognized on dispositions, net:
Non-CDFS business assets	36,633	1,956	38,840	(887)
CDFS business assets	6,402	21,669	6,383	31,133

Total discontinued operations	44,041	30,056	23,510	46,173

Net earnings	135,756	86,112	280,707	226,178
Less preferred share dividends	6,354	6,354	19,062	19,392
Less excess of redemption values over carrying values of Preferred Shares redeemed	—	—	—	4,236

Net earnings attributable to Common Shares	129,402	79,758	261,645	202,550

Other comprehensive income items:
Foreign currency translation adjustments	(13,055)	(14,530)	(45,998)	10,385
Unrealized gains (losses) on derivative contracts, net	15,594	(411)	7,827	(4,182)

Comprehensive income	$131,941	$64,817	$223,474	$208,753

Weighted average Common Shares outstanding — Basic	196,323	182,213	189,768	181,451

Weighted average Common Shares outstanding — Diluted	206,760	192,043	200,022	190,751

Net earnings per share attributable to Common Shares -Basic:
Continuing operations	$0.43	$0.27	$1.25	$0.86
Discontinued operations	0.23	0.17	0.13	0.26

Net earnings per share attributable to Common Shares — Basic	$0.66	$0.44	$1.38	$1.12

Net earnings per share attributable to Common Shares — Diluted:
Continuing operations	$0.42	$0.26	$1.21	$0.84
Discontinued operations	0.21	0.16	0.12	0.24

Net earnings per share attributable to Common Shares — Diluted	$0.63	$0.42	$1.33	$1.08

Distributions per Common Share	$0.370	$0.365	$1.110	$1.095

The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

PROLOGIS
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities:
Net earnings	$280,707	$226,178
Minority interest share in earnings	3,929	3,811
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(5,230)	(7,574)
Cost of share-based compensation awards	18,985	13,238
Depreciation and amortization	134,611	127,833
Cumulative translation losses and impairment charge on assets held for sale	26,864	—
Equity in earnings from unconsolidated investees	(35,660)	(29,525)
Distributions from and changes in operating receivables of unconsolidated investees	67,566	75,194
Amortization of deferred loan costs	3,673	4,183
Gains recognized on dispositions of non-CDFS business assets, net	(38,840)	(5,185)
Gain on partial disposition of investment in property fund	—	(3,328)
Adjustments to foreign currency exchange amounts recognized	(5,799)	(6,497)
Deferred income tax expense	8,190	11,975
Increase in accounts and notes receivable and other assets	(94,533)	(56,625)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(36,865)	67,333

Net cash provided by operating activities	327,598	421,011

Investing activities:
Real estate investments	(1,779,294)	(1,166,585)
Cash consideration paid in Catellus Merger, net of cash acquired	(1,296,652)	—
Tenant improvements and lease commissions on previously leased space	(35,098)	(31,904)
Recurring capital expenditures	(17,535)	(16,848)
Cash payments associated with Keystone Transaction	—	(510,560)
Proceeds from dispositions of real estate assets	1,036,430	1,036,052
Proceeds from partial disposition of investment in property fund	—	13,209
Proceeds from repayment of notes receivable	59,991	—
Net cash amounts invested in / advanced to unconsolidated investees	(42,275)	(43,612)
Adjustments to cash balances resulting from reporting changes	¯	3,284

Net cash used in investing activities	(2,074,433)	(716,964)

Financing activities:
Net proceeds from sales and issuances of Common Shares under various Common Share plans	38,308	76,487
Redemption of Preferred Shares	—	(125,000)
Distributions paid on Common Shares	(207,246)	(198,586)
Minority interest redemptions and distributions	(12,787)	(5,613)
Dividends paid on Preferred Shares	(19,062)	(19,392)
Debt and equity issuance costs paid	(1,336)	(3,169)
Repayment of debt assumed in Catellus Merger	(106,356)	—
Proceeds from issuance of Senior Notes	—	420,573
Principal payments on Senior Notes	(53,125)	(278,125)
Net proceeds from lines of credit and short-term borrowings	2,096,923	337,323
Payments on secured debt and assessment bonds	(58,146)	(32,541)
Proceeds received from settlement of derivative financial instruments	7,679	—
Purchases of derivative contracts	(965)	(412)

Net cash provided by financing activities	1,683,887	171,545

Net decrease in cash and cash equivalents	(62,948)	(124,408)
Cash and cash equivalents, beginning of period	236,529	331,503

Cash and cash equivalents, end of period	$173,581	$207,095

See Notes 2 and 14 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Condensed Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     Business
     ProLogis (collectively with its consolidated subsidiaries and partnerships “ProLogis”) is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. ProLogis has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).
     ProLogis’ business consists of three reportable business segments: (i) industrial property operations, (ii) corporate distribution facilities services and other real estate development business (“CDFS business”), and (iii) other operations. The industrial property operations segment represents the long-term ownership, management and leasing of industrial distribution facilities. The CDFS business segment primarily encompasses ProLogis’ development of industrial distribution properties that are either contributed to an unconsolidated property fund in which ProLogis has an ownership interest and acts as manager, or sold to third parties. Additionally, ProLogis acquires industrial distribution properties that are rehabilitated and/or repositioned in the CDFS business segment prior to being contributed to a property fund and engages in land and commercial development activities. The other operations segment primarily includes office and retail property operations, the management of land subject to ground leases, and the ownership and investment in hotel properties. See Note 13.
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
     The accompanying unaudited interim financial information of ProLogis has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Management of ProLogis believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly the financial position of ProLogis as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with ProLogis’ December 31, 2004 audited Consolidated Financial Statements, as restated and filed with the SEC on Form 8-K on July 13, 2005, primarily to reflect the operations of certain properties as discontinued operations that were initially classified as discontinued operations in the first quarter of 2005.
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

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     Recent Accounting Pronouncements
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment” which requires ProLogis and other public companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date. The cost of these awards will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. In addition, a public company will measure the cost of employee services received in exchange for an award of liability instruments at its initial fair value, which will subsequently be remeasured at each reporting period. Changes in fair value during the service period for the liability instruments will be recognized as compensation expense over that period. SFAS No. 123R is effective for ProLogis beginning in the first quarter of 2006. ProLogis does not believe the adoption of SFAS No. 123R, which it expects to adopt January 1, 2006, will have a significant impact on its financial position and its results of operations. See Note 12 for SFAS No. 123 proforma disclosures.
     The Emerging Issues Task Force (“EITF”) reached a consensus in June 2005 regarding EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights.” The EITF agreed on a framework for evaluating when a general partner controls a limited partnership and whether the partnership should be consolidated. The FASB ratified the consensus that is effective June 29, 2005 for all new or modified partnerships and effective January 1, 2006 for all existing partnerships. ProLogis is currently evaluating the impact, if any, the adoption of EITF Issue 04-5 will have on its financial position and its results of operations. This analysis includes assessing which of the property funds, joint ventures and other equity investees of ProLogis will need to be consolidated, if any. If any or all of these entities are consolidated, the balance sheet will reflect the assets and liabilities of the investees. In addition, ProLogis would report the revenues and expenses within ProLogis’ income statement rather than show its proportionate share of the investee’s income in accordance with equity method accounting. This would not impact ProLogis’ overall income from continuing operations, but would modify the presentation.
2. Merger with Catellus Development Corporation:
     On September 15, 2005, Catellus Development Corporation, a publicly traded REIT, (“Catellus”) merged with and into Palmtree Acquisition Corporation, a subsidiary of ProLogis, pursuant to an Agreement and Plan of Merger dated as of June 6, 2005 (the “Merger Agreement”), as amended, (the “Catellus Merger”). ProLogis believes this strategic combination of two industrial real estate companies will achieve key elements of ProLogis’ strategic business plan to strengthen its position in the North American logistics market. ProLogis believes the Catellus Merger will enhance the North American property portfolio in key markets, increase the development property base and capabilities, reduce the overall property portfolio age and deepen its customer relationships. At the time of the Catellus Merger, Catellus owned or held an ownership interest in 41.8 million square feet of industrial, office and retail properties of which approximately 92% was industrial space.
     Under the terms of the Merger Agreement, Catellus stockholders had the opportunity to elect to receive cash or ProLogis shares for their Catellus stock. The Merger Agreement provided that each Catellus stockholder received either 0.822 of a ProLogis common share or $33.81 in cash, without interest, or a combination of both, for each share of Catellus common stock that the stockholder owned. Each stockholder’s election was reallocated and prorated to fix the aggregate amount of cash issued in the Catellus Merger to Catellus’ stockholders equal to approximately $1.3 billion. Fractional shares were paid in cash. In connection with the Catellus Merger, ProLogis issued approximately 55.9 million common shares of beneficial interest, par value $0.01, (“Common Shares”) to former Catellus stockholders.
     The calculation of the purchase price is as follows (in thousands):

Cash consideration paid for Catellus common shares exchanged	$1,285,132
Fair value of ProLogis common shares issued	2,285,580

Catellus Merger consideration	3,570,712
Estimated Catellus Merger costs	41,374

Preliminary purchase price, net of assumed liabilities	3,612,086
Fair value of liabilities assumed, including debt	1,749,834

Preliminary purchase price	$5,361,920

     In connection with the Catellus Merger, ProLogis incurred $8.3 million of merger integration costs during the third quarter of 2005. These costs are indirect costs associated with the Catellus Merger, such as employee

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
transition costs as well as severance costs for certain ProLogis employees whose responsibilities became redundant after the Catellus Merger. ProLogis expects to incur additional integration costs through the first half of 2006.
     ProLogis financed the cash portion of the Catellus Merger primarily through borrowings of $1.5 billion on a short-term bridge facility (the “Bridge Facility”). A portion of the Bridge Facility was repaid on November 2, 2005 with the proceeds from the issuance of $900 million of senior unsecured notes. See Note 8 for details of all new borrowing agreements.
     ProLogis allocated the preliminary purchase price between tangible and intangible assets. In allocating the purchase price, ProLogis allocated costs to the estimated intangible value of in-place leases and above or below market leases and to the estimated fair value of the acquired properties on a value determined by assuming it was vacant. ProLogis applied methods similar to those used by independent appraisers of income-producing property to make the allocations. ProLogis is amortizing the value of in-place leases and above or below market leases over the estimated average remaining life of leases in-place at the time of the merger.
     The allocation of the purchase price was based upon preliminary estimates and assumptions. Accordingly, these allocations are subject to revision when final information is available. Revisions to the fair value allocations, which may be significant, will be recorded as adjustments to the purchase price allocations in subsequent periods. ProLogis engaged a third party valuation business expert to assist with the fair market value assessment.
     The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition, as summarized below (in thousands).

Allocation of purchase price:
Industrial buildings, improvements and improved land	$2,873,848
Commercial buildings, improvements and improved land	716,894
Ground leases and other	547,727
Properties under development (including value of land)	63,229
Land held for development	306,535
Other investments	55,138

Total real estate assets	4,563,371
Investments in and advances to unconsolidated investees	158,190
Cash and cash equivalents	29,854
Accounts and notes receivable	260,911
Other assets	189,140
Goodwill	160,454

Total assets acquired	5,361,920
Debt assumed	(1,328,565)
Accounts payable, accrued expenses and other liabilities assumed	(421,269)

Preliminary purchase price, net of assumed liabilities	$3,612,086

     The following unaudited pro forma financial information of ProLogis for the three and nine months ended September 30, 2005 and 2004, gives effect to the Catellus Merger as if it had occurred on January 1, 2004. The pro forma financial information for the three and nine months ended September 30, 2005 includes pro forma results for the beginning of the period through September 15, 2005 and actual results for the remaining 15 days of the period. The unaudited pro forma financial information for the three and nine months ended September 30, 2004 includes pro forma results for the entire period. The pro forma results (in millions, except per share amounts) are based on historical data and are not intended to be indicative of the results of future operations.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenues	$241.1	$214.2	$698.7	$647.0
Operating income	$132.3	$105.3	$383.7	$300.9
Net earnings attributable to Common Shares	$129.5	$78.2	$275.2	$184.6
Net earnings per share attributable to Common Shares — Basic	$0.51	$0.33	$1.12	$0.78
Net earnings per share attributable to Common Shares — Diluted	$0.50	$0.32	$1.09	$0.77
3. Keystone Transaction:
     On May 3, 2004, ProLogis and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Affiliates”) established five property funds (the “Acquiring Property Funds” and also referred to by ProLogis as ProLogis North American Properties Funds VI, VII, VIII, IX and X-see Note 6). ProLogis has a 20% ownership interest in each of the Acquiring Property Funds with the remainder owned by the Fund Affiliates. Also on May 3, 2004, ProLogis and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity of Keystone Property Trust (“Keystone”), a publicly traded REIT, and the operating units of Keystone Operating Partnership, L.P., a subsidiary of Keystone. Keystone owned and leased industrial distribution properties located in New Jersey, Pennsylvania, Indiana, Florida, South Carolina and Ohio. The acquisition of Keystone by ProLogis was closed on August 4, 2004.
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
5. Real Estate:
     Real Estate Assets
     Real estate assets directly owned by ProLogis primarily consist of income producing properties, properties under development and land held for future development. ProLogis’ real estate assets, presented at cost, include the following as of the dates indicated (in thousands):

	September 30,	December 31,
	2005	2004
Industrial operating properties (1):
Improved land	$1,674,970	$816,943
Buildings and improvements	6,780,169	4,230,471
Office and retail operating properties (2):
Improved land	163,023	—
Buildings and improvements	553,871	—
Land subject to ground leases and other (3)	547,727	—
Properties under development (including cost of land) (4)	869,702	575,703
Land held for development (5)	942,186	596,001
Other investments (6)	145,422	114,613

Total real estate assets	11,677,070	6,333,731
Less accumulated depreciation	1,068,766	989,221

Net real estate assets	$10,608,304	$5,344,510

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	At September 30, 2005 and December 31, 2004, ProLogis had 1,426 and 1,228 industrial operating properties consisting of 179.3 million square feet and 133.6 million square feet, respectively. Of these properties, 204 properties consisting of 38.6 million square feet were acquired in the Catellus Merger (see Note 2).

(2)	At September 30, 2005 ProLogis had 55 office and retail operating properties consisting of 3.2 million square feet, all of which were acquired in the Catellus Merger (see Note 2).

(3)	Amounts represent $434.0 million of land subject to ground leases, a $79.5 million hotel property and $34.2 million of railway depots, all of which were acquired in the Catellus Merger (see Note 2).

(4)	Properties under development consisted of 87 properties aggregating 26.4 million square feet at September 30, 2005 and 58 properties aggregating 15.1 million square feet at December 31, 2004. In addition to the construction costs payable balance of $95.4 million, ProLogis had aggregate estimated future costs on its properties under development of approximately $1.0 billion at September 30, 2005.

(5)	Land held for future development consisted of 6,060 acres at September 30, 2005 and 2,991 acres at December 31, 2004, of which 2,557 acres were acquired in the Catellus Merger (see Note 2).

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects; and (v) costs related to ProLogis’ corporate office buildings.
     ProLogis directly owns real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom) and Asia (China, Japan, and Singapore). Of the 75 markets that ProLogis operates, as defined by ProLogis and presented in Item 2 of ProLogis’ 2004 Annual Report on Form 10-K/A #1, no individual market in any country represents more than 10% of ProLogis’ total real estate assets, before depreciation.
     In conjunction with its development activities, ProLogis capitalized interest of $14.0 million and $10.0 million for the three months ended September 30, 2005 and 2004, respectively, and $41.5 million and $26.7 million for the nine months ended September 30, 2005 and 2004, respectively.
     Operating Lease Agreements
     ProLogis leases its operating properties to customers under agreements that are generally classified as operating leases. At September 30, 2005, minimum lease payments, excluding expense recoveries from customers, on leases with lease periods greater than one year for space in ProLogis’ directly owned industrial, office and retail properties for the remainder of 2005 and the other years in the five-year period ending December 31, 2010 and thereafter are as follows (in thousands):

Remainder of 2005	$158,256
2006	577,803
2007	474,595
2008	388,814
2009	291,102
2010 and thereafter	704,914

$2,595,484

     For ProLogis’ directly owned properties, the largest customer and the 25 largest customers as a group accounted for 1.3% and 15.6% respectively, of ProLogis’ annualized collected base rents as of September 30, 2005.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
6. Unconsolidated Investees:
     Summary of Investments and Income
     ProLogis has invested in various entities that are accounted for under the equity method in ProLogis’ Consolidated Condensed Financial Statements.
     ProLogis’ investments in and advances to entities that are accounted for under the equity method are summarized by type of investee as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2005	2004
Property funds	$777,476	$839,675
CDFS joint ventures and other investees	273,079	68,838

Totals	$1,050,555	$908,513

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Equity in earnings (losses) (including interest income):
Property funds	$12,217	$11,576	$34,992	$30,529
CDFS joint ventures and other investees	301	(621)	668	(1,004)

Totals	$12,518	$10,955	$35,660	$29,525

Property management and other property fund fees	$17,321	$12,931	$50,326	$36,050

     Contributions of developed properties to a property fund allow ProLogis to realize, for financial reporting purposes, a portion of the profits from its development activities while at the same time allowing ProLogis to maintain a long-term ownership interest in its developed properties. This business strategy also provides liquidity to fund ProLogis’ future development activities and generates fee income to ProLogis. ProLogis has investments in 14 property funds with ownership interests in these property funds ranging from 11.4% to 50% at September 30, 2005. The property funds own operating properties that have generally been contributed by ProLogis, although certain property funds have also acquired properties from third parties. ProLogis may receive additional ownership interests in the property funds as part of the proceeds of contributions of properties to the property funds. ProLogis recognizes its proportionate share of the earnings or losses of each property fund. ProLogis earns fees for acting as the manager of each of the property funds and manager of the fund properties, and may earn additional fees by providing other services to certain of the property funds including, but not limited to, acquisition, development, financing and leasing activities performed on their behalf.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     ProLogis’ investments in and advances to property funds, presented under the equity method, were as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2005	2004
ProLogis California(1)	$115,726	$117,579
ProLogis North American Properties Fund I(2)	33,107	35,707
ProLogis North American Properties Fund II(3)	5,250	5,864
ProLogis North American Properties Fund III(4)	4,732	4,908
ProLogis North American Properties Fund IV(5)	2,799	3,022
ProLogis North American Properties Fund V(6)	93,020	65,878
ProLogis North American Properties Fund VI(7)	43,939	45,721
ProLogis North American Properties Fund VII(7)	32,941	34,861
ProLogis North American Properties Fund VIII(7)	16,744	18,032
ProLogis North American Properties Fund IX(7)	14,609	16,409
ProLogis North American Properties Fund X(7)	16,440	17,876
ProLogis North American Properties Fund XI(8)	34,159	35,886
ProLogis North American Properties Fund XII(9)	—	41,401
ProLogis European Properties Fund(10)	272,674	321,548
ProLogis Japan Properties Fund I(11)	91,336	74,983

Totals	$777,476	$839,675

     ProLogis’ investments in property funds at September 30, 2005 consisted of the following components (in millions):

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A	N. A.	N.A	N.A.	N.A.	N. A.	N.A.
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California(1)	Fund I(2)	Fund II(3)	Fund III(4)	Fund IV(5)	Fund V(6)	Funds VI(7)	FundVII(7)

Equity interest	$199.8	$54.3	$14.4	$12.1	$8.4	$80.4	$104.9	$76.7
Distributions	(121.5)	(28.1)	(7.3)	(4.3)	(4.4)	(33.1)	(62.3)	(44.5)
ProLogis’ share of the earnings of the property fund, excluding fees earned by ProLogis	62.6	12.2	3.4	1.3	2.2	14.9	1.3	0.5

Subtotals	140.9	38.4	10.5	9.1	6.2	62.2	43.9	32.7
Adjustments to carrying value(12)	(27.7)	(8.1)	(6.6)	(5.4)	(4.2)	(23.6)	(0.9)	(0.5)
Other, net(13)	2.3	2.5	1.2	0.9	0.7	4.7	0.8	0.6

Subtotals	115.5	32.8	5.1	4.6	2.7	43.3	43.8	32.8
Other receivables	0.2	0.3	0.2	0.1	0.1	49.7	0.1	0.2

Totals	$115.7	$33.1	$5.3	$4.7	$2.8	$93.0	$43.9	$33.0

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	N.A	N. A.	N.A	N.A.	European	Japan	All Property
	Properties	Properties	Properties	Properties	Properties	Properties	Funds
	Fund VIII(7)	Fund IX(7)	Fund X(7)	Fund XI(8)	Fund(10)	Fund I(11)	Combined

Equity interest	$39.3	$40.7	$44.8	$36.4	$369.5	$74.2	$1,155.9
Distributions	(23.3)	(26.0)	(28.3)	(5.2)	(105.2)	(5.7)	(499.2)
ProLogis’ share of the earnings of the property fund, excluding fees earned by ProLogis	0.8	0.2	0.5	0.7	38.3	10.1	149.0

Subtotals	16.8	14.9	17.0	31.9	302.6	78.6	805.7
Adjustments to carrying value(12)	(0.5)	(0.3)	(0.5)	—	(97.5)	(44.3)	(220.1)

Other, net(13)	0.3	—	(0.1)	—	58.7	(1.2)	71.4

Subtotals	16.6	14.6	16.4	31.9	263.8	33.1	657.0
Other receivables	0.2	—	—	2.3	8.9	58.2	120.5

Totals	$16.8	$14.6	$16.4	$34.2	$272.7	$91.3	$777.5

     The aggregate amount recognized by ProLogis related to the property funds, including ProLogis’ proportionate share of net earnings or losses, interest income on advances, if any, and fees earned for services were as follows for the periods indicated (in thousands):

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
ProLogis California(1)	$3,790	$3,747	$11,684	$12,030
ProLogis North American Properties Fund I(2)	998	1,184	3,235	3,743
ProLogis North American Properties Fund II(3)	784	743	2,250	2,276
ProLogis North American Properties Fund III(4)	712	531	1,759	1,929
ProLogis North American Properties Fund IV(5)	476	469	1,381	1,412
ProLogis North American Properties Fund V(6)	4,335	3,625	12,364	9,521
ProLogis North American Properties Fund VI(7)	1,075	850	2,479	852
ProLogis North American Properties Fund VII(7)	494	707	1,235	708
ProLogis North American Properties Fund VIII(7)	373	463	994	464
ProLogis North American Properties Fund IX(7)	275	449	691	450
ProLogis North American Properties Fund X(7)	330	566	881	567
ProLogis North American Properties Fund XI(8)	442	233	1,708	233
ProLogis North American Properties Fund XII(9)	342	259	1,466	259
ProLogis European Properties Fund(10)	11,925	8,772	34,527	27,078
ProLogis Japan Properties Fund I(11)	3,187	1,909	8,664	5,057

Totals	$29,538	$24,507	$85,318	$66,579

(1)	ProLogis California I LLC (“ProLogis California”):
•	Began operations on August 26, 1999;

•	Members are ProLogis (50%) and New York State Common Retirement Fund (50%);

•	Owned 81 properties aggregating 14.2 million square feet at September 30, 2005 primarily in the Los Angeles Basin market;

•	All but three of the properties owned were contributed by ProLogis or were developed by ProLogis on behalf of the property fund;

•	Property management, asset management, leasing and other fees recognized by ProLogis were $1.0 million and $0.8 million for the three months ended September 30, 2005 and 2004, respectively, and $2.9 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively.
(2)	ProLogis North American Properties Fund I LLC (“ProLogis North American Properties Fund I”):
•	Began operations on June 30, 2000;

•	Members are ProLogis (41.3%) and State Teachers’ Retirement System of Ohio (58.7%);

•	Owned 36 properties aggregating 9.4 million square feet at September 30, 2005 located in 17 markets in the United States;

•	All properties were contributed by ProLogis; and

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.5 million and $0.6 million for the three months ended September 30, 2005 and 2004, respectively, and $1.7 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively.
(3)	ProLogis First U.S. Properties LP (“ProLogis North American Properties Fund II”):
•	Began operations on June 30, 2000;

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
•	Partners are ProLogis (20%) and an affiliate of Arcapita Bank B.S.C.(c) (“Arcapita”) (80%);

•	Owned 27 properties aggregating 4.5 million square feet at September 30, 2005 located in 13 markets in the United States;

•	All properties were contributed by ProLogis;

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.6 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively and $1.7 million for both the nine months ended September 30, 2005 and 2004; and

•	In September 2005, ProLogis entered into several agreements with Arcapita, whereby ProLogis will purchase Arcapita’s 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV, based upon an aggregate portfolio value of approximately $800 million in early 2006. The agreement also provides ProLogis the right to assign its position to an existing or newly formed property fund.
(4)	ProLogis Second U.S. Properties LP (“ProLogis North American Properties Fund III”):
•	Began operations on June 15, 2001;

•	Partners are ProLogis (20%) and an affiliate of Arcapita (80%);

•	Owned 34 properties aggregating 4.4 million square feet at September 30, 2005 located in 15 markets in the United States;

•	All properties were contributed by ProLogis;

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.7 million and $0.5 million for the three months ended September 30, 2005 and 2004, respectively, and $1.7 million for both the nine months ended September 30, 2005 and 2004; and

•	See comments in note 3 above.
(5)	ProLogis Third U.S. Properties LP (“ProLogis North American Properties Fund IV”):
•	Began operations on September 21, 2001;

•	Partners are ProLogis (20%) and an affiliate of Arcapita (80%);

•	Owned 17 properties aggregating 3.5 million square feet at September 30, 2005 located in 10 markets in the United States;

•	All properties were contributed by ProLogis;

•	Property management, asset management, leasing and other fees recognized by ProLogis were $0.4 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2005 and 2004, respectively; and

•	See comments in note 3 above.
(6)	ProLogis North American Properties Fund V:
•	Began operations on March 28, 2002;

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
•	Ownership interests of the ProLogis-Macquarie Fund at September 30, 2005 are held directly or indirectly by ProLogis, Macquarie ProLogis Trust (“MPR”), a publicly traded listed property trust in Australia and Macquarie Bank Limited (“Macquarie Bank”);

•	MPR’s effective ownership interest in the ProLogis-Macquarie Fund was 88.0% at September 30, 2005 compared with 85.8% at September 30, 2004 through its 98.7% weighted ownership interest in two entities that collectively owned 89.2% of the ProLogis-Macquarie Fund;

•	ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 11.4% at September 30, 2005, based on its 10.8% direct ownership interest in the ProLogis-Macquarie Fund and its 0.6% weighted ownership interest in two entities that collectively own 89.2% of the ProLogis-Macquarie Fund. ProLogis’ effective ownership interest in the ProLogis-Macquarie Fund was 11.5% at September 30, 2004;

•	Macquarie Bank’s effective ownership interest in the ProLogis-Macquarie Fund was 0.6% at September 30, 2005 based on its 0.6% weighted ownership interest in two entities that collectively own 89.2% of the ProLogis-Macquarie Fund. Macquarie Bank’s effective ownership interest was 2.7% at September 30, 2004;

•	ProLogis and a United States subsidiary of Macquarie Bank each have a 50% ownership interest in a company that was formed to act as manager of the ProLogis-Macquarie Fund;

•	ProLogis refers to the combined entities in which it has ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. ProLogis’ combined ownership interest in this property fund has ranged from 11.4% to 16.9% since the property fund’s inception;

•	ProLogis reduced its ownership interest in the ProLogis-Macquarie Fund in June 2004 by exchanging a portion of its investment into units of MPR as allowed under certain formation agreements. Upon receipt of the units of MPR, ProLogis sold them in the public market. The sale generated net proceeds of $13.2 million. ProLogis recognized a net gain on the disposition of the investment of $3.3 million;

•	Owned 135 properties aggregating 33.2 million square feet at September 30, 2005 (including 16 properties aggregating 4.9 million square feet that have been contributed by ProLogis during 2005);

•	All but seven of the properties owned were contributed by ProLogis;

•	Properties are located in 24 markets in the United States and four markets in Mexico;

•	At September 30, 2005, all borrowings previously guaranteed by ProLogis had been refinanced by the property fund and were no longer guaranteed by ProLogis. As of October 3, 2005, ProLogis had guaranteed $12.5 million of borrowings of ProLogis North American Properties Fund V outstanding on a term loan that matures March 31, 2006;

•	ProLogis North American Properties Fund V has the right of first offer to all of ProLogis’ stabilized development properties that ProLogis desires to sell in North America through the end of 2005. Properties subject to the right of first offer must meet certain specified criteria, including leasing criteria. ProLogis cannot predict the extent to which ProLogis North American Properties Fund V will have funds available to continue to acquire properties from ProLogis during 2005. Should ProLogis North American Properties Fund V choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, its rights under the agreement will terminate; and

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
•	Fees recognized by ProLogis were (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Property, asset management, leasing and other fees	$2.2	$1.5	$6.1	$4.2
Acquisition fees	—	0.2	0.3	1.1
Debt placement fees	0.7	0.3	0.9	0.3

Totals	$2.9	$2.0	$7.3	$5.6

(7)	These property funds, originally formed on May 3, 2004 to acquire properties as part of the Keystone Transaction described in Note 3, each began operations on September 30, 2004 when ProLogis contributed properties to each property fund. The remainder of the properties were acquired as part of the Keystone Transaction. The ownership interests in each property fund are held by ProLogis (20%) and an affiliate of an investment fund managed by Eaton Vance Management (80%). ProLogis earns fees for providing property management, asset management, leasing, financing and certain other services to the property funds. Other information about these property funds as of and for the three and nine months ended September 30, 2005 and 2004 is as follows:

				Fees Earned By ProLogis
				(In Millions)
			Number of	Three		Nine
			United	Months Ended		Months Ended
	Number of	Square Feet	States	September 30,		September 30,
	Properties	(In Millions)	Markets	2005	2004	2005	2004
ProLogis North America Properties Fund VI(a)	22	8.6	8	$0.8	$0.3	$2.3	$0.3
ProLogis North America Properties Fund VII(b)	29	6.1	9	0.6	0.3	1.6	0.3
ProLogis North America Properties Fund VIII(c)	24	3.1	10	0.3	0.1	.9	0.1
ProLogis North America Properties Fund IX(d)	20	3.4	8	0.2	0.2	.8	0.2
ProLogis North America Properties Fund X(e)	29	4.2	11	0.3	0.2	1.0	0.2

Totals	124	25.4		$2.2	$1.1	$6.6	$1.1

(a)	Includes five properties aggregating 1.1 million square feet contributed by ProLogis.

(b)	Includes four properties aggregating 0.6 million square feet contributed by ProLogis.

(c)	Includes four properties aggregating 0.4 million square feet contributed by ProLogis.

(d)	Includes three properties aggregating 0.3 million square feet contributed by ProLogis.

(e)	Includes five properties aggregating 0.6 million square feet contributed by ProLogis.
(8)	ProLogis North American Properties Fund XI:
•	Ownership interest in existing property fund acquired by ProLogis on August 4, 2004 as part of the Keystone Transaction;

•	Partners are ProLogis (20%) and AFL-CIO Building Investment Trust (80%);

•	Owned 14 properties aggregating 4.3 million square feet at September 30, 2005 located in three markets in the United States; and

•	Property management fees recognized by ProLogis were $0.4 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively and $1.4 million and $0.1 million for the nine months ended September 30, 2005 and 2004, respectively.
(9)	ProLogis North American Properties Fund XII:
•	On September 30, 2005, ProLogis acquired the remaining 80% interests in the fund for approximately $235.0 million, including assumed debt of approximately $15 million. The acquisition resulted in the

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
addition of 12 buildings aggregating 3.4 million square feet to ProLogis’ direct owned portfolio. The original 20% interest was acquired by ProLogis on August 4, 2004 as part of the Keystone transaction (see Note 3); and

•	Property management fees recognized by ProLogis were $0.2 million and $0.1 million for the three months ended September 30, 2005 and 2004 and $0.7 and $0.1 million for the nine months ended September 30, 2005 and 2004, respectively.
(10)	ProLogis European Properties Fund:
•	Began operations on September 23, 1999;

•	ProLogis and 21 third parties, primarily institutional investors, own units in the property fund. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements aggregating €636.6 million (the currency equivalent of approximately $771.4 million at September 30, 2005) of which €305.8 million (the currency equivalent of approximately $370.5 million at September 30, 2005) was unfunded at September 30, 2005. The subscription agreements expire on August 29, 2006;

•	At September 30, 2005, ProLogis was committed to make additional equity contributions to ProLogis European Properties Fund of €135.4 million (the currency equivalent of approximately $164.0 million as of September 30, 2005) through September 15, 2009;

•	Owned 252 properties aggregating 51.4 million square feet at September 30, 2005 (including 11 properties aggregating 2.3 million square feet that have been contributed by ProLogis during 2005);

•	Acquired 14 properties totaling 1.9 million square feet from third parties during 2005;

•	Properties have been contributed by ProLogis (193 properties, 38.7 million square feet) and acquired from third parties (59 properties, 12.9 million square feet);

•	Properties are located in 26 markets in 11 countries in Europe;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in specified markets in Europe through September 2019 to ProLogis European Properties Fund, subject to the property meeting certain leasing and other criteria;

•	ProLogis’ ownership interest was 21.6% at both September 30, 2005 and 2004; and

•	Property management, asset management and other fees recognized by ProLogis were $7.5 million and $6.2 million for the three months ended September 30, 2005 and 2004, respectively, and $22.2 million and $18.5 million for the nine months ended September 30, 2005 and 2004, respectively.
(11)	PLD/RECO Japan TMK Property Trust (“ProLogis Japan Properties Fund I”):
•	Began operations on September 24, 2002;

•	Partners are ProLogis (20%) and a real estate investment subsidiary of the Government of Singapore Investment Corporation (“GIC”) (80%);

•	The total capital commitment by the real estate investment subsidiary of GIC to the property fund is $300.0 million, of which $3.4 million was unfunded at September 30, 2005;

•	Owned 17 properties aggregating 7.0 million square feet at September 30, 2005 (including 3 properties aggregating 3.0 million square feet that were contributed by ProLogis during 2005);

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
•	Acquired a 0.1 million square foot property from a third party during 2005;

•	Ten of the 17 properties owned by the property fund were contributed by ProLogis;

•	Properties are located in three markets in Japan;

•	ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through June 2006 to ProLogis Japan Properties Fund I, subject to the property meeting certain leasing and other criteria; and

•	Property management and asset management fees recognized by ProLogis were $1.2 million and $0.7 million for the three months ended September 30, 2005 and 2004, respectively, and $3.3 million and $1.9 million for the nine months ended September 30, 2005 and 2004, respectively.
(12)	Under GAAP, a portion of the proceeds resulting from ProLogis’ contribution of a property to a property fund is deferred due to ProLogis’ continuing ownership in the property fund that acquires the property. The amount of the proceeds that ProLogis defers in computing the gain on the contribution is recorded as a reduction to ProLogis’ investment in the property fund that acquires the property. The proceeds that have not been recognized are recognized as ProLogis adjusts its proportionate share of the earnings or loss of the property fund, recognized under the equity method, to reflect lower depreciation expense within the property fund. The lower depreciation expense is the result of ProLogis’ reduced investment in the property fund and, accordingly, its lower basis in the contributed property. The proceeds not already recognized through these adjustments to earnings are recognized in results of operations by ProLogis if the property fund disposes of a property to a third party that was originally contributed to the property fund by ProLogis, in addition to ProLogis’ proportionate share of the net gain or loss recognized by the property fund. ProLogis also recognizes gains associated with the previously deferred proceeds in amounts proportionate to reductions in its ownership interest in the property fund after the contribution is made. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

(13)	Includes costs associated with ProLogis’ investment in the property fund, ProLogis’ proportionate share of the accumulated other comprehensive income or loss recognized by ProLogis European Properties Fund (cumulative translation adjustments and hedge accounting adjustments) and ProLogis Japan Properties Fund I (cumulative translation adjustments) and settlement amounts either paid or received associated with the interest rate swap agreements and a related indemnification agreement between ProLogis and ProLogis North American Properties Funds VI through X.
     ProLogis Japan Properties Fund II was formed on August 31, 2005. The partners are ProLogis (20%) and a real estate investment subsidiary of GIC (80%), consistent with ProLogis Japan Properties Fund I. GIC has committed total capital of $600 million (the currency equivalent of ¥68 billion at September 30, 2005), none of which was funded at September 30, 2005. ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through August 2008 (after completing its commitment to ProLogis Japan Properties Fund I), subject to the property meeting certain leasing and other criteria.
     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. Under the SLCAs, ProLogis is obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which ProLogis believes to be remote. Specifically, ProLogis would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce ProLogis’ obligations under the SLCA on a dollar-for-dollar basis. ProLogis’ potential obligations under the respective SLCAs, as a percentage of the undepreciated book value of the assets in the property funds, range from 2% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 98% and 72% from the book value before ProLogis would be required to make an additional capital

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
contribution. ProLogis believes that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by ProLogis at September 30, 2005 and ProLogis has assessed a nominal value to the obligation undertaken through the SLCAs. The potential obligations under the SLCAs aggregate $519.3 million at September 30, 2005 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $6.8 billion at September 30, 2005.
     In August 2003, ProLogis entered into an indemnification agreement with ProLogis European Properties Fund whereby ProLogis indemnifies ProLogis European Properties Fund for certain future capital gains tax liabilities that could be incurred by ProLogis European Properties Fund associated with contributions of properties to ProLogis European Properties Fund after March 31, 2003. ProLogis’ contributions to ProLogis European Properties Fund are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis European Properties Fund at contribution. ProLogis has indemnified ProLogis European Properties Fund to the extent that ProLogis European Properties Fund: (i) incurs capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) is required to grant a discount to the buyer of shares under a share transfer transaction as a result of ProLogis European Properties Fund transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. Further, if an initial public offering of units in ProLogis European Properties Fund is undertaken, ProLogis has indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders are required to accept a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property to 100% of the actual capital gains tax liability that is deferred and transferred by ProLogis to ProLogis European Properties Fund at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $17.8 million associated with the contributions of 57 properties to ProLogis European Properties Fund during the period from April 1, 2003 through September 30, 2005.
     In June 2004, ProLogis entered into an indemnification agreement with ProLogis North American Properties Fund V whereby ProLogis indemnifies ProLogis North American Properties Fund V for certain future capital gains tax liabilities that could be incurred by ProLogis North American Properties Fund V associated with the contribution of assets located in Mexico. ProLogis’ contributions of properties located in Mexico to ProLogis North American Properties Fund V are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liability in Mexico associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to ProLogis North American Properties Fund V at contribution. ProLogis has indemnified ProLogis North American Properties Fund V to the extent that ProLogis North American Properties Fund V incurs capital gains tax in Mexico as a result of a sale of the real estate asset or an interest in the real estate asset. The agreement limits the amount that is subject to ProLogis’ indemnification with respect to each property located in Mexico to the lesser of (i) the actual capital gains tax paid in Mexico upon the sale of the real estate assets or (ii) 100% of the capital gains tax liability in Mexico that is deferred and transferred by ProLogis to ProLogis North American Properties Fund V at the time of the initial contribution. Pursuant to the indemnification agreement, ProLogis has recognized a deferred income tax liability of $4.7 million associated with the contributions of 22 properties located in Mexico to ProLogis North American Properties Fund V during the period from March 28, 2002 through September 30, 2005.
     Summarized financial information of the property funds as of and for the nine months ended September 30, 2005 is presented below (in millions). The information presented is for the entire entity, not ProLogis’ proportionate share of the entity. ProLogis purchased the remaining 80% interest in North American Properties Fund XII on September 30, 2005, as discussed earlier.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

		ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
		N.A.	N.A.	N.A.	N.A.	N.A.	N.A.	N.A.
	ProLogis	Properties	Properties	Properties	Properties	Properties	Properties	Properties
	California	Fund I	Fund II	Fund III	Fund IV	Fund V	Fund VI	Fund VII
Total assets	$622.2	$339.1	$220.7	$199.7	$137.4	$1,479.6	$529.4	$395.6
Third party debt	$331.1	$242.3	$165.0	$150.3	$103.2	$714.8	$307.0	$229.2
Amounts due to ProLogis	$0.2	$0.3	$0.2	$0.1	$0.1	$49.7	$0.1	$0.2
Total liabilities	$340.4	$248.6	$168.1	$153.6	$106.3	$928.8	$314.1	$234.1
Minority interest	$—	$—	$—	$—	$—	$51.8	$—	$—
Equity	$281.8	$90.5	$52.6	$46.1	$31.1	$499.0	$215.3	$161.5
Revenues	$60.4	$32.0	$20.6	$16.8	$12.6	$112.9	$30.0	$20.4
Net earnings (loss)(1)	$16.8	$3.3	$2.3	$—	$1.7	$37.5	$1.1	$(1.5)
ProLogis’ ownership at September 30, 2005(2)	50.0%	41.3%	20.0%	20.0%	20.0%	11.4%	20.0%	20.0%

	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis	ProLogis
	N.A.	N.A.	N.A.	N.A.	European	Japan	All Property
	Properties	Properties	Properties	Properties	Properties	Properties	Funds
	Fund VIII	Fund IX	Fund X	Fund XI	Fund	Fund I	Combined
Total assets	$201.3	$200.4	$225.0	$234.6	$3,943.2	$1,236.4	$9,964.6
Third party debt	$112.0	$123.0	$135.0	$66.8	$1,952.8	$589.5	$5,222.0
Amounts due to ProLogis	$0.2	$—	$—	$2.3	$8.9	$58.2	$120.5
Total liabilities	$116.4	$126.0	$138.8	$71.2	$2,416.6	$859.3	$6,222.3
Minority interest	$0.9	$—	$—	$—	$3.7	$—	$56.4
Equity	$84.0	$74.4	$86.2	$163.4	$1,522.9	$377.1	$3,685.9
Revenues	$12.5	$11.7	$14.4	$13.9	$278.5	$48.6	$685.3
Net earnings (loss)(1)	$0.7	$(0.9)	$(0.6)	$1.5	$49.9	$22.4	$134.2
ProLogis’ ownership at September 30, 2005(2)	20.0%	20.0%	20.0%	20.0%	21.6%	20.0%	22.5%

(1)	ProLogis recognizes its proportionate share of the earnings or losses of the property funds in its Consolidated Condensed Financial Statements under the equity method. The earnings of the property funds include interest expense on amounts due to ProLogis, if any.

(2)	Represents the actual ownership interest at September 30, 2005 for each property fund and the weighted average of the ownership interests in all property funds at September 30, 2005 based on each entity’s contribution to total assets, before depreciation, net of other liabilities.
     Other Investees
     At September 30, 2005, ProLogis had investments in entities that perform some of ProLogis’ CDFS business activities (the “CDFS joint ventures”) and certain other investments. ProLogis’ investments in and advances to these companies were as follows as of the dates indicated (in thousands):

	September 30,	December 31,
	2005	2004
CDFS joint ventures:
United States (1)	$115,590	$10,477
Europe	11,990	9,207
China	56,669	20,803

Totals	$184,249	$40,487

Other investees:
Operating joint ventures (1)	$61,359	$—
Other	27,471	28,351

Totals	$88,830	$28,351

(1)	Includes investments acquired in connection with the Catellus Merger (see Note 2).

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
7. Discontinued Operations:
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The assets and liabilities of the component of the entity that has been classified as discontinued operations are presented separately in the balance sheet and the results of operations of the component of the entity that has been classified as discontinued operations are reported as discontinued operations in the statements of earnings.
Assets Disposed Of and Assets Held For Sale
     Properties disposed of to third parties are considered to be discontinued operations unless ProLogis developed such properties under a pre-sale agreement. Properties that ProLogis contributes to property funds in which ProLogis maintains an ownership interest and acts as manager are not considered to be discontinued operations due to ProLogis’ continuing involvement with the properties.
     During the period prior to the contribution or sale but after the completion of CDFS business activities (development, rehabilitation or repositioning), ProLogis includes CDFS business assets in its operating portfolio and as a part of the industrial property operations segment. These assets do not generally meet the criteria to be classified as held for sale or as discontinued operations. See Note 13.
     During the three months ended September 30, 2005, ProLogis began dispositions of its portfolio of operating properties in three non-strategic markets (Kansas City, Oklahoma City and Tulsa), and completed the dispositions in September and October 2005. Of the 55 properties disposed of during 2005 (15 of which were disposed of in October 2005 and are included in assets held for sale at September 30, 2005), five properties were CDFS business assets. These CDFS properties generated a net gain of $6.4 million from aggregate net disposition proceeds of $43.2 million. The dispositions of the non-CDFS properties generated an aggregate net gain of $37.3 million from aggregate net disposition proceeds of $86.9 million. In addition, ProLogis disposed of 20 properties (ten of which were CDFS business assets) during 2004.
     The operating income attributable to properties disposed of in either 2005 or 2004, or held for sale at September 30, 2005, which are presented as discontinued operations, are as follows for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Rental income	$2,219	$5,077	$9,126	$13,579
Rental expenses	(460)	(1,173)	(2,443)	(3,680)
Depreciation and amortization	(715)	(1,305)	(2,976)	(4,147)
Interest expense	(38)	(161)	(270)	(666)

Operating income	$1,006	$2,438	$3,437	$5,086

     ProLogis’ temperature-controlled distribution operations in France were sold in July 2005. In connection with the sale, ProLogis received total proceeds of approximately €30.8 million (the currency equivalent of approximately $36.6 million as of the sale date) including a note receivable of €23.9 million (the currency equivalent of approximately $29.0 million as of September 30, 2005). The note bears interest at Euribor plus 1.1% and is due in July 2006.
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

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
recognized the additional loss at that time. ProLogis does not believe that the recognition in the second quarter of 2005 rather than the fourth quarter of 2004 is material to its operations in either 2004 or 2005. If this loss had been recognized in 2004, ProLogis’ loss attributable to assets held for sale and net earnings would have been $43.4 million and $226.1 million, respectively.
8. Borrowings:
     Lines of Credit and Short-term Borrowings
     As of September 30, 2005, ProLogis had separate credit facilities that allowed ProLogis and/or its subsidiaries to borrow in multiple currencies (U.S. dollar, euro, yen, and pound sterling). These commitments aggregated $1.7 billion with $1.3 billion outstanding as of September 30, 2005. The majority of these borrowings were repaid on October 6, 2005 with proceeds from ProLogis’ global senior credit facility (“Global Line”), discussed below.
     On September 15, 2005, concurrent with the consummation of the Catellus Merger, ProLogis entered into the Bridge Facility with certain lenders. Upon closing, ProLogis borrowed $1.5 billion, the entire amount available under the Bridge Facility. The borrowings under the Bridge Facility mature on September 14, 2006. Based on ProLogis’ public debt ratings, interest on the borrowings under the $1.5 billion Bridge Facility generally accrue at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) (4.243% at September 30, 2005), along with a facility fee. The balance outstanding at September 30, 2005 was $1.5 billion, of which $890 million was repaid on November 2, 2005 with proceeds from the issuance of $900 million senior unsecured notes (see below).
     Prior to the finalization of the Global Line, ProLogis borrowed $150 million under a short-term bridge facility on September 29, 2005. The proceeds of this borrowing were used primarily to finance the acquisition of the remaining 80% interest in ProLogis North American Properties Fund XII (see Note 6). The borrowing was repaid on October 6, 2005 with proceeds from borrowings under the Global Line.
Secured Debt and Assessment Bonds
     ProLogis had secured debt and assessment bonds outstanding totaling $1.7 billion at September 30, 2005, of which $1.3 billion was assumed in the Catellus Merger (see Note 2). As of September 30, 2005, these borrowings all have fixed interest rates with a weighted average effective rate of 6.46% and mature from 2006 to 2033.
Long-Term Debt Maturities
     The approximate principal payments on ProLogis’ senior notes, secured debt and assessment bonds outstanding at September 30, 2005 that are due during the remainder of 2005, during the other years in the five-year period ending December 31, 2010 and thereafter are as follows (in thousands of U.S. dollars):

Remainder of 2005	$2,351
2006	370,137
2007	385,200
2008	770,296
2009	132,957
2010 and thereafter	1,886,096

Total principal due	3,547,037
Less: Discount (premium), net	(2,097)

Total carrying value	$3,544,940

     Other
     On October 6, 2005, ProLogis closed a $2.6 billion Global Line through a syndicate of 35 banks. The Global Line replaced most of ProLogis’ credit facilities that were outstanding as of September 30, 2005. Funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The commitments for $140 million of borrowings in Chinese renminbi and South Korean won have been received but the facilities are not yet available pending the completion of certain conditions. Based on ProLogis’ public debt ratings, interest on the borrowings under the Global Line accrue at a variable rate based upon

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The Global Line has a four-year maturity with a 12-month extension option for all currencies except the renminbi, which matures in August 2008. As of October 6, 2005, ProLogis had borrowings outstanding under its revolving line of credit facilities, including the Global Line, of approximately $1.7 billion (excluding $70 million of letters of credit) at a weighted average interest rate of 3.0%, with remaining availability of $725 million.
     On November 2, 2005, in a private placement, ProLogis issued $500 million 5.25% senior unsecured notes due November 2010 (“2010 Notes”) and $400 million 5.625% senior unsecured notes due November 2015 (“2015 Notes”). ProLogis received net proceeds of $890 million that were used to repay borrowings under the Bridge Facility. In connection with the issuance of the 2010 and 2015 notes, ProLogis entered into several interest rate swap contracts to fix a portion of the interest rate associated with the notes. Including the discount and the impact of the swaps, the effective interest rates are approximately 5.1% for the 2010 Notes and 5.2% for the 2015 Notes. In connection with the issuance of the 2010 and 2015 Notes, ProLogis modified certain financial and operating covenants applicable to its other outstanding senior notes. The 2010 and 2015 Notes are subject to the existing covenants until all senior debt securities outstanding prior to November 2, 2005 are repaid, at which time the 2010 and 2015 Notes will be subject to the modified covenants.
9. Shareholders’ Equity:
     Common Shares
     ProLogis had 243,494,745 and 185,788,783 of ProLogis’ Common Shares outstanding at September 30, 2005 and December 31, 2004, respectively.
     ProLogis sold or issued Common Shares under certain Common Share plans, including share-based compensation plans during the nine months ended September 30, 2005, as follows:
•	1999 Dividend Reinvestment and Share Purchase Plan, amended in November 2002 (the “1999 Common Share Plan”): Allows holders of Common Shares to automatically reinvest Common Share distributions and certain holders and persons who are not holders of Common Shares to purchase a limited number of additional Common Shares by making optional cash payments, without payment of any brokerage commission or service charge. Common Shares that are acquired under the 1999 Common Share Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such Common Shares, as determined by ProLogis. ProLogis generated net proceeds of $14.8 million from the issuance of 380,000 Common Shares during the nine months ended September 30, 2005 under the 1999 Common Share Plan.

•	Continuous equity offering plan: Allows ProLogis to sell up to 7,400,000 Common Shares through two designated agents who earn a fee of between 2.0% and 2.25% of the gross proceeds. During the nine months ended September 30, 2005, ProLogis sold 226,000 Common Shares under this plan generating net proceeds to ProLogis of $8.3 million.

•	Long-term incentive plan (the “Incentive Plan”) and Share Option Plan for Outside Trustees (the “Outside Trustees Plan”): Certain employees and members of ProLogis’ Board of Trustees (the “Board”) participate in these share-based compensation plans that provide compensation, generally in the form of Common Shares. There are an aggregate of 22,600,000 Common Shares (190,000 of which are allocated to the ProLogis 401(k) Plan and Trust) that have been made available for award under the Incentive Plan, of which 3,961,000 Common Shares were available for future awards at September 30, 2005 (3,771,000 under the Incentive Plan and 190,000 that are allocated to the ProLogis 401(k) Plan and Trust). There are an aggregate of 500,000 Common Shares that have been made available under the Outside Trustees Plan of which 241,000 Common Shares are available for future awards at September 30, 2005. Under the Incentive Plan and the Outside Trustees Plan, the exercise of share options and other share awards generated net proceeds to ProLogis of $19.5 million from the issuance of 1,185,000 Common Shares during the nine months ended September 30, 2005.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain employees of ProLogis and its participating entities may purchase Common Shares, through payroll deductions only, at a discounted price of 85% of the market price of the Common Shares. The aggregate fair value of Common Shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
certain provisions, the aggregate number of Common Shares that may be issued under the Employee Share Plan may not exceed 5,000,000. ProLogis began issuing Common Shares under the Employee Share Plan in January 2002. During the nine months ended September 30, 2005, 15,000 Common Shares were purchased under the Employee Share Plan, generating net proceeds to ProLogis of $0.5 million.
•	ProLogis issued 55,889,000 Common Shares in connection with the Catellus Merger (see Note 2).

•	Limited partnership units were converted into 11,000 Common Shares during the first nine months of 2005.
10. Distributions and Dividends:
     Common Share Distributions
     Distributions of $0.37 per Common Share for the first, second and third quarters of 2005 were paid on February 28, 2005, May 31, 2005, and August 31, 2005, respectively, to holders of Common Shares on February 15, 2005, May 16, 2005, and August 16, 2005, respectively. Quarterly Common Share distributions paid in 2005 are based on the annual distribution level for 2005 of $1.48 per Common Share (as compared to $1.46 per Common Share in 2004) set by the Board in December 2004. The payment of Common Share distributions is subject to the discretion of the Board and is dependent upon ProLogis’ financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
     Preferred Share Dividends
     The annual dividends on ProLogis’ cumulative redeemable preferred shares of beneficial interest (“Preferred Shares”) are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On March 31, June 30, and September 30, 2005, ProLogis paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on Preferred Shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
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
11. Earnings Per Common Share:
     Reconciliations of the numerator and denominator used to calculate basic net earnings attributable to Common Shares per share to the numerator and denominator used to calculate diluted net earnings attributable to Common Shares per share for the periods indicated are as follows (in thousands, except per share amounts):

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings attributable to Common Shares	$129,402	$79,758	$261,645	$202,550
Minority interest share in earnings	1,327	1,344	3,929	3,811

Adjusted net earnings attributable to Common Shares	$130,729	$81,102	$265,574	$206,361

Weighted average Common Shares outstanding — Basic	196,323	182,213	189,768	181,451
Incremental weighted average effect of conversion of limited partnership units	5,539	5,219	5,540	4,863
Incremental weighted average effect of potentially dilutive instruments (1)	4,898	4,611	4,714	4,437

Weighted average Common Shares outstanding –- Diluted	206,760	192,043	200,022	190,751

Net earnings per share attributable to Common Shares — Basic	$0.66	$0.44	$1.38	$1.12

Net earnings per share attributable to Common Shares — Diluted	$0.63	$0.42	$1.33	$1.08

(1)	Total weighted average potentially dilutive instruments outstanding were 10,499,000 and 10,946,000 for the three months ended September 30, 2005 and 2004, respectively, and 10,898,000 and 11,287,000 for the nine months ended September 30, 2005 and 2004, respectively. Of the total potentially dilutive instruments, 30,000 and 155,100 were antidilutive for the three months ended September 30, 2005 and 2004, respectively, and 48,000 and 70,000 for the nine months ended September 30, 2005 and 2004, respectively.
12. Long-Term Compensation:
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
     SFAS No. 123 requires that the fair value of the share options granted be recognized as compensation expense, regardless of the relationship of the exercise price to the market price. Had ProLogis recognized compensation expense for the three and nine months ended September 30, 2005 and 2004 using an option valuation model as provided in SFAS No. 123, its net earnings attributable to Common Shares would have changed as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings attributable to Common Shares:
As reported	$129,402	$79,758	$261,645	$202,550
Pro forma	$130,159	$80,541	$263,650	$205,118
Net earnings per share attributable to Common Shares:
As reported — Basic	$0.66	$0.44	$1.38	$1.12
As reported — Diluted	$0.63	$0.42	$1.33	$1.08
Pro forma — Basic	$0.66	$0.44	$1.39	$1.13
Pro forma — Diluted	$0.64	$0.43	$1.34	$1.10

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     Since share options vest over several years, additional grants are likely to be made in future years and ProLogis expects to adopt SFAS No. 123R in January 2006 (see Note 1), the pro forma compensation expense used in the presentation above may not be representative of compensation expense to be expected in future years.
13. Business Segments:
     ProLogis has three reportable business segments:
•	Industrial property operations — representing the long-term ownership, management and leasing of industrial distribution properties, either directly or through investments in unconsolidated property funds in which ProLogis has an ownership interest and acts as manager. Each operating property and each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. ProLogis’ operations in the industrial property operations business segment are in North America (the United States and Mexico), Europe (primarily through its investment in ProLogis European Properties Fund which operates in 11 countries, primarily France and the United Kingdom), and Asia (China, Japan, primarily through its investment in ProLogis Japan Properties Fund, and Singapore).

•	CDFS business — representing primarily the development, acquisition and rehabilitation and/or acquisition and repositioning of corporate distribution properties and other real estate development business generally with the intent to contribute the properties to unconsolidated property funds in which ProLogis has an ownership interest and acts as manager or to sell the developed properties to third parties. In addition, ProLogis engages in land and commercial development activities generally with the intention of selling the land or completed projects to third parties. Additionally, ProLogis includes fees earned for development activities on behalf of customers or third parties. Dispositions of land parcels when ProLogis’ development plans no longer include the development of the parcels are also included in this reportable segment. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. ProLogis’ CDFS business segment operations are in North America (the United States, Mexico and Canada), in 11 countries in Europe (France, the United Kingdom, Poland, the Netherlands, Italy, Germany, Spain, the Czech Republic, Sweden, Hungary and Belgium) and in Asia (China, Japan, and Singapore).

•	Other operations — primarily represents (i) ProLogis’ office property operations segment; (ii) ProLogis’ retail property operations segment; (iii) ProLogis’ management of land subject to ground leases; and (iv) the ownership or investment in hotel properties. Each operating property and activity is considered to be an individual operating segment having similar economic characteristics that are combined within this reportable segment. ProLogis’ other operating segments have operations only in the United States. This reportable segment was added through the Catellus Merger and, accordingly, includes 15 days of results.
     The assets of the CDFS business segment generally include properties under development and land held for development. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the applicable property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is part of the income of the CDFS business segment.
     ProLogis presents the operations and the net gains and losses associated with certain properties as discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 7.
     Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to ProLogis’ total revenues; (ii) each reportable business segment’s net operating income from external customers to ProLogis’ earnings before minority interest; and (iii) each reportable business segment’s assets to ProLogis’ total assets. ProLogis’ chief operating decision makers rely primarily on net operating income and

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of ProLogis’ revenues, earnings before minority interest and assets, excluding discontinued operations, are allocated to each reportable business segment’s income, net operating income and assets. Items that are not directly assignable to a segment are reflected as reconciling items. The following reconciliations are presented in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Industrial property operations:
North America	$145,927	$133,840	$420,626	$403,537
Europe	11,767	8,872	29,175	24,569
Asia	7,235	1,343	14,228	6,302

Total industrial property operations segment	164,929	144,055	464,029	434,408

CDFS business:
North America	388	96	547	421
Europe	8,866	277	12,033	1,928
Asia	—	—	—	73

Total CDFS business segment	9,254	373	12,580	2,422
Other operations segment — North America	4,470	—	4,470	—

ProLogis’ total revenues	$178,653	$144,428	$481,079	$436,830

Net operating income:
Industrial property operations (1):
North America	$116,267	$109,504	$331,298	$323,990
Europe	14,716	10,367	37,891	29,688
Asia	8,594	2,496	17,704	8,472

Total industrial property operations segment	139,577	122,367	386,893	362,150

CDFS business (2)(3):
North America	615	5,919	49,964	35,304
Europe	21,705	31,623	39,532	63,240
Asia	48,908	15,552	110,674	34,774

Total CDFS business segment	71,228	53,094	200,170	133,318
Other operations segment— North America	3,360	—	3,360	—

Total segment net operating income	214,165	175,461	590,423	495,468

Reconciling Items:
Income (loss) from other unconsolidated investees	278	(590)	456	(972)
General and administrative expenses	(23,816)	(20,678)	(71,589)	(60,381)
Depreciation and amortization expense	(46,504)	(41,428)	(130,793)	(123,686)
Relocation expenses	(246)	(2,154)	(4,049)	(2,845)
Merger integration expenses	(8,288)	—	(8,288)	—
Other expenses	(115)	—	(536)	—
Interest expense	(42,549)	(38,126)	(113,802)	(114,935)
Interest and other income	3,179	828	6,356	2,037

Total reconciling items	(118,061)	(102,148)	(322,245)	(300,782)

ProLogis’ earnings before minority interest	$96,104	$73,313	$268,178	$194,686

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets:
Industrial property operations (4)(5):
North America	$7,491,325	$4,095,690
Europe	856,295	701,821
Asia	196,081	256,615

Total industrial property operations segment	8,543,701	5,054,126

CDFS business (5):
North America	914,307	408,000
Europe	1,070,129	912,028
Asia	419,185	253,304

Total CDFS business segment	2,403,621	1,573,332
Other operations segment — North America (5)	1,354,290	—

Total segment assets	12,301,612	6,627,458

Reconciling items:
Investments in and advances to other unconsolidated investees	27,471	28,351
Cash and cash equivalents	173,581	236,529
Accounts and notes receivable	268,814	455
Other assets	189,815	90,338
Discontinued operations — assets held for sale	17,474	114,668

Total reconciling items	677,155	470,341

ProLogis’ total assets	$12,978,767	$7,097,799

(1)	Amounts include the industrial property operations of ProLogis that are reported on a consolidated basis, the fees earned by ProLogis for providing services to its unconsolidated property funds and ProLogis’ proportionate shares of the earnings or losses of its unconsolidated property funds recognized under the equity method. See Note 6.

(2)	Excludes proceeds of $43.2 million and $232.6 million for the nine months ended September 30, 2005 and 2004, respectively and a net gain of $6.4 million and $31.1 million for the nine months ended September 30, 2005 and 2004, respectively, associated with properties sold to third parties. These amounts are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings and Comprehensive Income. See Note 7.

(3)	Includes amounts recognized under the equity method related to ProLogis’ investments in CDFS joint ventures.

(4)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold as follows:
•	North America: $539.7 million and $404.7 million at September 30, 2005 and December 31, 2004, respectively;

•	Europe: $555.5 million and $323.7 million at September 30, 2005 and December 31, 2004, respectively; and

•	Asia: $103.7 million at September 30, 2005 and $169.5 million at December 31, 2004.

(5)	Amounts include investments presented under the equity method with operations similar to ProLogis’ segments.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
14. Supplemental Cash Flow Information:
     Non-Cash Investing and Financing Activities
     Non-cash investing and financing activities for the nine months ended September 30, 2005 and 2004 are as follows:
•	In connection with the Catellus Merger (see Note 2), ProLogis assumed $1.7 billion of liabilities and issued ProLogis common stock at a value of $2.3 billion.

•	ProLogis received $68.4 million and $84.8 million of equity interests in property funds from the contributions of properties to the respective property funds during the nine months ended September 30, 2005 and 2004, respectively.

•	Net foreign currency translation adjustments of ($47.8) million and $10.4 million were recognized during the nine months ended September 30, 2005 and 2004, respectively.

•	As partial consideration for certain property contributions, ProLogis received: (i) $32.6 million and $12.1 million in the form of notes receivable from ProLogis North American Properties Fund V during the nine months ended September 30, 2005 and 2004, respectively ($44.0 million outstanding at September 30, 2005); (ii) the assumption of $5.4 million of secured debt in connection with the acquisition of a property in 2005; and (iii) the assumption of an outstanding mortgage note in the amount of $14.5 million by ProLogis North American Properties Fund VII in June 2004.

•	In connection with the acquisition of the remaining interests in ProLogis North American Properties Fund XII, ProLogis assumed $15.0 million in secured debt and transferred it’s 20% investment of $37.4 million into direct owned properties (see Note 6).
     Other Information
     The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2005 and 2004 was $114.6 million and $110.9 million, respectively.
15. Derivative Financial Instruments:
     ProLogis uses derivative financial instruments to manage well-defined risks associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions and generally enters into derivative instruments to hedge the foreign currency or interest rate fluctuations. ProLogis does not use derivative financial instruments for trading purposes.
     The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency exchange rates). The use of derivative financial instruments allows ProLogis to manage the risks of changes and fluctuations in interest rates and in foreign currency exchange rates with respect to the effects these fluctuations would have on ProLogis’ income and cash flows.
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
     The following table summarizes the activity in ProLogis’ derivative instruments for the nine months ended September 30, 2005 (in millions):

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Foreign Currency	Foreign Currency	Interest
	Put Options (1)	Forward (2)	Rate Swaps (3)
Notional amounts at December 31, 2004	$—	$—	$50.0
New contracts	98.0	669.5	650.0
Settled contracts	(65.3)	(491.3)	(100.0)

Notional amounts at September 30, 2005	$32.7	$178.2	$600.0

(1)	The foreign currency put option contracts are paid in full at execution and are related to ProLogis’ operations in Europe and Japan. The put option contracts provide ProLogis with the option to exchange euro, pound sterling or yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels set by the contracts, ProLogis could exercise its options and mitigate its foreign currency exchange losses. The notional amounts of the put option contracts outstanding at September 30, 2005 represent the U.S. dollar equivalent of €15.9 million and ¥1.2 billion.

The put option contracts generally do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon settlement of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain. For the nine months ended September 30, 2005, ProLogis recognized a mark-to-market gain of $1.1 million associated with the contracts outstanding at September 30, 2005. Eight contracts settled during the nine months ended September 30, 2005, resulting in aggregate realized gains of $1.9 million.

(2)	The foreign currency forward contracts were designed to manage the foreign currency fluctuations of an intercompany loan denominated in pound sterling and allow ProLogis to sell pound sterling at a fixed exchange rate to the U.S. dollar. The notional amount of the forward contract outstanding at September 30, 2005 represents the U. S. dollar equivalent of £100.9 million. Accordingly, ProLogis recognizes the mark-to-market adjustments on this contract and also recognizes the mark-to-market adjustments on the intercompany loan, which generally offset one another. Five contracts settled during the nine months ended September 30, 2005, resulting in a realized gain of $6.1 million.

(3)	At September 30, 2005, ProLogis had twelve interest rate swap contracts outstanding in the aggregate notional amount of $600.0 million. The contracts, which are designated as cash flow hedges, qualify for hedge accounting treatment, and allowed ProLogis to fix a portion of the interest rate associated with the senior unsecured notes issued in November 2005 (see Note 8). At September 30, 2005, ProLogis had recognized a $7.9 million increase in the value of the contracts in other comprehensive income in shareholders’ equity. During the nine months ended September 30, 2005, two interest rate swap contracts with the notional amount of $100.0 million associated with the same forecasted transaction settled. ProLogis recognized the net decrease in value of $0.3 million associated with these contracts in other comprehensive income as of September 30, 2005. All of the outstanding contracts were settled in October 2005 prior to the debt issuance.

ProLogis will reclassify a total of approximately $0.7 million from other comprehensive income to interest expense in 2005 (including $0.5 million of expense that was reclassified in the nine months ended September 30, 2005) associated with previously settled contracts that have received hedge accounting treatment.
16. Commitments and Contingencies:
     Environmental Matters
     A majority of the properties acquired by ProLogis were subjected to environmental reviews by either ProLogis or by the predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations.

PROLOGIS
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     In connection with the Catellus Merger, ProLogis acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, ProLogis recorded a liability for estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, ProLogis purchases various environmental insurance policies to mitigate its exposure to environmental liabilities. ProLogis is not aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations.
     Income Tax Audits
     Prior to the Catellus Merger, Catellus operated as a C-Corporation for federal tax purposes until January 1, 2004 when it began operating as a REIT. Certain 1999 and later federal and state income tax returns of Catellus are still open for audit or are currently under audit by the Internal Revenue Service and various state taxing authorities. ProLogis recorded an estimated federal and state income tax liability of approximately $141.3 million as part of the purchase accounting adjustments associated with certain income tax matters of Catellus (see Note 2) and will continue to evaluate the adequacy of the liability based upon the progress of the audits. Any increases or decreases in this liability will be reflected as an adjustment to goodwill recorded as part of the Catellus Merger. ProLogis began accruing interest on this liability at the applicable interest rates as of the merger date.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated condensed balance sheet of ProLogis and subsidiaries as of September 30, 2005, and the related consolidated condensed statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2005 and 2004 and the related consolidated condensed statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These consolidated condensed financial statements are the responsibility of ProLogis’ management.
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
KPMG LLP
Los Angeles, California
November 7, 2005

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with ProLogis’ Consolidated Condensed Financial Statements and the related notes included in Item 1 of this report, ProLogis’ 2004 Annual Report on Form 10-K/A #1 and ProLogis’ December 31, 2004, audited consolidated financial statements, as restated and filed with the SEC on Form 8-K on July 13, 2005, primarily to reflect the operations of certain properties as discontinued operations, that were initially classified as discontinued operations in the first quarter of 2005.
     Some statements contained in this discussion are not historical facts but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Because these forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which ProLogis operates, management’s beliefs and assumptions made by management, they involve uncertainties that could significantly impact ProLogis’ financial results. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements include discussions of strategy, plans or intentions of management. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. The discussions concerning ProLogis’ expectations with respect to economic conditions in the geographic areas where it has operations and its ability to raise private capital and generate income in the CDFS business segment (including the discussions with respect to ProLogis’ expectations as to the availability of capital in its existing property funds such that these property funds will be able to acquire ProLogis’ stabilized developed properties that are expected to be available for contribution in the future) contain forward-looking statements. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Factors that may affect outcomes and results include: (i) changes in general economic conditions in ProLogis’ markets that could adversely affect demand for ProLogis’ properties and the creditworthiness of ProLogis’ customers; (ii) changes in financial markets, interest rates and foreign currency exchange rates that could adversely affect ProLogis’ cost of capital, its ability to meet its financial needs and obligations and its results of operations; (iii) increased or unanticipated competition for distribution properties in ProLogis’ markets; (iv) the availability of private capital to ProLogis; (v) geopolitical concerns and uncertainties; and (vi) those additional factors discussed in ProLogis’ 2004 Annual Report on Form 10-K/A #1 and in ProLogis’ Registration Statement on Form S-4 dated August 10, 2005.
Overview
     ProLogis completed a merger with Catellus Development Corporation on September 15, 2005 (“Catellus Merger”). ProLogis believes this strategic combination of two industrial real estate companies is in the best interest of its shareholders and will achieve key elements of ProLogis’ strategic business plan to strengthen its position in the North American logistics market. ProLogis believes the Catellus Merger will enhance the North American property portfolio in key markets, increase development property base and capabilities, reduce the overall property portfolio age and deepen its customer relationships. The total purchase price of $5.4 billion was financed through the issuance of approximately 55.9 million ProLogis common shares, the assumption of approximately $1.7 billion of liabilities (including $1.3 billion of debt) and cash of $1.3 billion. ProLogis financed the cash portion of the Catellus Merger primarily through borrowings on a short term bridge facility (see further discussion of the Catellus Merger in Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 and Liquidity and Capital Resources in Item 2).
     A summary of the discussions that follow in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” is presented below.
     Results of Operations:
•	As a result of the Catellus Merger, ProLogis’ results of operations for the nine months ended September 30, 2005 include fifteen days of activity of the combined company.

•	ProLogis’ net earnings attributable to Common Shares were $261.6 million for the nine months ended September 30, 2005 compared to $202.6 million for the nine months ended September 30, 2004. The increase in net earnings is primarily due to the Catellus Merger, improved property operating performance, gains on sales of non-CDFS assets during the third quarter of 2005 and increases in income from the CDFS business segment and property funds.

•	Net operating income of ProLogis’ industrial property and other operations segments increased by $28.1 million, or 7.8%, for the first nine months of 2005 over the same period in 2004; the stabilized leased percentage at September 30, 2005 of 93.7% was 3.0% higher than at September 30, 2004 of 91.0%; rental rates on new leases of previously leased space decreased 1.7% in the first nine months of 2005; and same store net operating income, as defined, increased 1.8% for the first nine months of 2005 as compared to the same period in 2004.

•	ProLogis’ income from property funds was $85.3 million for the nine months ended September 30, 2005, an increase of $18.7 million, or 28%, from the nine months ended September 30, 2004, including an increase in fees earned from property funds of $14.3 million.

•	Net operating income of ProLogis’ CDFS business segment was $200.2 million for the nine months ended September 30, 2005, an increase of $66.9 million, or 50%, from the same period in 2004.

•	ProLogis recognized gains of $38.8 million from the dispositions of certain non-CDFS assets, primarily in the Kansas City market.

•	ProLogis recognized cumulative transition losses and an impairment charge aggregating $26.9 million during the nine months ended September 30, 2005, related to the French operations of its temperature-controlled company that were sold in July 2005.
Liquidity and Capital Resources:
•	Generated net cash flow from operating activities for the first nine months of 2005 of $327.6 million.

•	Used net cash in its investing activities of $1.3 billion for the Catellus Merger and $1.8 billion for real estate investments for the first nine months of 2005. At September 30, 2005 ProLogis had projects under development with a total expected investment of approximately $1.9 billion, of which approximately $0.9 million has been spent.

•	Generated net cash in investing activities of $1.0 billion from contributions and dispositions of properties and land parcels.

•	Net cash provided by financing activities of $1.7 billion resulted primarily from $2.1 billion of proceeds from borrowings ($1.5 billion of which was from a short-term bridge facility primarily used in the Catellus Merger), partially offset by payments on debt and distributions.

•	Distributed $0.37 per Common Share in each of February, May 2005 and August 2005 for aggregate distributions paid to common shareholders of $207.2 million based on an annual distribution level for 2005 of $1.48 per Common Share.

•	Subsequent to September 30, 2005, ProLogis completed its $2.6 billion global credit facility (“Global Line”) and the issuance of $900 million of senior unsecured notes.
Results of Operations
Nine months Ended September 30, 2005 and 2004
     ProLogis’ net earnings attributable to Common Shares were $261.6 million for the nine months ended September 30, 2005 and $202.6 million for the nine months ended September 30, 2004. Basic and diluted net earnings attributable to Common Shares were $1.38 and $1.33 per share, respectively, for the nine months ended September 30, 2005 and $1.12 and $1.08 per share, respectively, for the nine months ended September 30, 2004. The increase in net earnings is primarily due to the Catellus Merger, improved property operating performance, gains on sales of non-CDFS assets during the third quarter of 2005 and increases in income from the CDFS business segment and from property funds.
Industrial Property and Other Operations
     In addition to its directly owned industrial operating properties, ProLogis includes its investments in property funds that are presented under the equity method in its industrial property operations segments. ProLogis includes its directly owned retail and office properties in its other operations segment. ProLogis owned industrial, retail and office operating properties directly or had ownership interests in operating properties through its investments in property funds as follows as of the dates indicated (square feet in thousands):

	September 30,		December 31,		September 30,
	2005		2004		2004
		Square		Square		Square
	Number	Feet	Number	Feet	Number	Feet
Direct ownership	1,481	182,549	1,228	133,630	1,228	132,332
Property funds (1)	737	157,246	708	149,141	691	143,738

Totals	2,218	339,795	1,936	282,771	1,919	276,070

(1)	ProLogis’ ownership interests in the property funds ranged from 11.4% to 50% at September 30, 2005.
     The net operating income of ProLogis’ industrial property operations segment consists of: (i) rental income and rental expenses from the industrial operating properties that are directly owned by ProLogis; (ii) income recognized by ProLogis under the equity method from its investments in the property funds; (iii) fees and other income earned by ProLogis for services performed on behalf of the property funds, primarily property management and asset management services; and (iv) interest earned on advances to the property funds, if any. The net operating income of ProLogis’ other operations segment consists of rental income and expenses of ProLogis’ directly owned office and retail properties, included in the table above, as well as the income from the management of land subject to ground leases and the ownership or investment in hotel properties. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the applicable property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 13 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.
     The amounts recognized under the equity method represent ProLogis’ proportionate share of the net earnings or losses of each property fund based on its ownership interest in the property fund. The net earnings or losses of the property funds include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income taxes; and (v) foreign currency exchange gains and losses, with respect to ProLogis European Properties Fund. See Note 6 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. ProLogis’ net operating income from the industrial property operations and other operations segments was as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Properties directly owned by ProLogis:
Rental income (1)(2)	$418,173	$398,358
Rental expenses (1)(3)	113,239	102,786

Net operating income	304,934	295,572

Income from Property funds (4):
ProLogis California (5)	11,684	12,030
ProLogis North American Properties Fund I (5)	3,235	3,743
ProLogis North American Properties Fund II (5)	2,250	2,276
ProLogis North American Properties Fund III (5)	1,759	1,929
ProLogis North American Properties Fund IV (5)	1,381	1,412
ProLogis North American Properties Fund V (6)	12,364	9,521
ProLogis North American Properties Fund VI (7)	2,479	852
ProLogis North American Properties Fund VII (7)	1,235	708
ProLogis North American Properties Fund VIII (7)	994	464
ProLogis North American Properties Fund IX (7)	691	450
ProLogis North American Properties Fund X (7)	881	567
ProLogis North American Properties Fund XI (8)	1,708	233
ProLogis North American Properties Fund XII (8)	1,466	259
ProLogis European Properties Fund (9)	34,527	27,078
ProLogis Japan Properties Fund I (10)	8,664	5,057

Subtotal property funds	85,318	66,579

Total property and other operations segments	$390,252	$362,151

(1)	Amounts in 2005 include the results of the properties acquired in the Catellus Merger for fifteen days in both the industrial and other operations segments. Amounts do not include rental income and rental expenses associated with the properties that are presented as discontinued operations in ProLogis’ Consolidated Condensed Statements of Earnings in Item 1. The amounts excluded are:
•	Rental income of $9,126,000 and $13,579,000 for the nine months ended September 30, 2005 and 2004, respectively.

•	Rental expenses of $2,443,000 and $3,680,000 for the nine months ended September 30, 2005 and 2004, respectively.
(2)	The number and composition of operating properties that are directly owned by ProLogis throughout the periods presented impact rental income for each period. Rental income includes net termination and renegotiation fees of $0.9 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the customer’s rent leveling asset that has been previously recognized under GAAP, if any. In certain leasing situations, ProLogis finds it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when ProLogis believes that it can re-lease the space at rates that, when combined with the termination fee, provide a total return to ProLogis in excess of what was being earned under the original lease terms. ProLogis cannot predict the level of such fees that will be earned in the future or whether ProLogis will be successful in re-leasing, in a timely manner, the vacant space associated with the lease terminations.

Rental expense recoveries from customers, a component of rental income, were $80.7 million and $74.7 million for the nine months ended September 30, 2005 and 2004, respectively.

Including discontinued operations, rental income, excluding termination and renegotiation fees and rental expense recoveries, was $343.9 million for the first nine months of 2005 and $332.5 million for the same period in 2004. The increase in rental income is due to the Catellus Merger and increased rental income in the same store properties due to increased occupancy; offset somewhat by dispositions and the timing of contributions.

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

Including discontinued operations, rental expenses, as a percentage of rental income, excluding rental expense recoveries and termination and renegotiation fees, were 33.6% for the nine months ended September 30, 2005 and 32.0% for the same period in 2004. Rental expense recoveries were 71.3% and 72.5% of rental expenses for the nine months ended September 30, 2005 and 2004, respectively. These trends are primarily the result of the inclusion of the property management expenses associated with a higher number of managed properties in the first nine months of 2005 as compared to the first nine months of 2004.

(4)	The income from property funds includes fees earned by ProLogis for providing services to the property funds of $50.3 million in the nine months ended September 30, 2005 and $36.1 million for the same period in 2004.

(5)	ProLogis’ ownership interest in the property funds was the same for both periods presented and each of the property funds was in operation with substantially the same portfolio of properties for both periods presented. ProLogis’ ownership interests are: ProLogis California (50%); ProLogis North American Properties Fund I (41.3%); ProLogis North American Properties Fund II (20%); ProLogis North American Properties Fund III (20%) and ProLogis North American Properties Fund IV (20%). With respect to each property fund, fluctuations between years in the amount that ProLogis recognizes under the equity method are generally due to occupancy levels, the amount of termination and renegotiation fees earned by the property fund and gains/losses on property dispositions. Additionally, fees earned by ProLogis for providing services to the property fund for other than property management and asset management services can fluctuate. In September 2005, ProLogis entered into purchase agreements with the 80% partner in ProLogis North American Properties Fund II, III and IV. See Note 6 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.

(6)	ProLogis North American Properties Fund V has continued to acquire properties (generally from ProLogis) and increase its portfolio size since its inception. ProLogis’ ownership interest in ProLogis North American Properties Fund V was 11.4% and 11.5% at September 30, 2005 and 2004, respectively. ProLogis’ income for the nine months ended September 30, 2005 includes its proportionate share of net termination and renegotiation fees of $0.6 million. Excluding net termination and renegotiation fees and other fees, ProLogis recognized income from ProLogis North American Properties Fund V of $10.6 million and $8.0 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in income recognized by ProLogis under the equity method was due primarily to the growth in the portfolio. The property fund owned 135 properties with 33.2 million square feet at September 30, 2005 and 114 properties with 26.7 million square feet at September 30, 2004.

(7)	ProLogis North American Properties Funds VI through X began operations on June 30, 2004 when ProLogis contributed 21 properties aggregating 3.0 million square feet to the five property funds. ProLogis North American Properties Funds VI through X collectively acquired an additional 22.5 million square feet of properties as part of the Keystone Transaction in August 2004. ProLogis has a 20% ownership interest in each property fund.

(8)	ProLogis North American Properties Funds XI and XII were formed by Keystone. ProLogis acquired its 20% ownership interest in each of these property funds as part of the Keystone Transaction in August 2004. On September 30, 2005, ProLogis acquired the remaining 80% interest of ProLogis North American Properties Fund XII for approximately $235.0 million, which included 12 buildings aggregating 3.4 million square feet. As of September 30, 2005, ProLogis North America Properties Fund XI owned 14 properties aggregating 4.3 million square feet.

(9)	ProLogis European Properties Fund has continued to acquire properties, generally from ProLogis, and increase its portfolio size since it began operations. ProLogis’ ownership interest in ProLogis European Properties Fund was 21.6% at both September 30, 2005 and September 30, 2004.

Amounts presented for ProLogis European Properties Fund include ProLogis’ proportionate share of net foreign currency exchange gains and losses (net gains of $0.5 million for the first nine months of 2005 and net losses of $0.8 million for the first nine months of 2004). Excluding these net foreign currency exchange gains and losses, ProLogis’ proportionate share of the net earnings of ProLogis European Properties Fund was $34.0 million and $27.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in the income recognized by ProLogis from its ownership in this property fund, excluding net foreign currency exchange gains and losses, results from the following factors: (i) the size of the portfolio and occupancy levels in 2005 as compared to 2004; (ii) an increase in the fees earned by ProLogis for services provided to the property fund due to the increase in the number of properties managed by ProLogis in 2005; and (iii) changes in the average foreign currency exchange rate at which ProLogis translates its share of the net earnings of the fund to U.S. dollars which resulted in higher income in the first nine months of 2005; offset somewhat by higher interest costs associated with the higher debt levels, primarily the result of using debt to acquire the additional properties. The fund owned 252 properties aggregating 51.4 million square feet and 220 properties aggregating 45.2 million square feet at September 30, 2005 and 2004, respectively.

(10)	ProLogis Japan Properties Fund I has continued to acquire properties from ProLogis and owned 17 properties aggregating 7.0 million square feet at September 30, 2005 as compared to 13 properties aggregating 3.9 million square feet at September 30, 2004. ProLogis’ ownership interest in ProLogis Japan Properties Fund I has been 20% since its inception. The increase in the income recognized by ProLogis from its ownership in this property fund corresponds with the growth in the portfolio.

     ProLogis Japan Properties Fund II was formed on August 31, 2005. The partners are ProLogis (20%) and a real estate investment subsidiary of GIC (80%), consistent with ProLogis Japan Properties Fund I. GIC has committed total capital of $600 million (the currency equivalent of ¥68 billion at September 30, 2005), all of which was unfunded at September 30, 2005. ProLogis is committed to offer to contribute all of the properties that it develops and stabilizes in Japan through August 2008 (after completing its commitment to ProLogis Japan Properties Fund I), subject to the property meeting certain leasing and other criteria.
     The stabilized operating properties owned by ProLogis, the property funds and the CDFS joint ventures, were 93.7% leased at September 30, 2005 and 91.0% leased at September 30, 2004. ProLogis’ stabilized properties are generally those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially leased, which is defined by ProLogis generally as 93%.
     Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Weakening economic conditions in the United States and certain Western European countries and certain geopolitical concerns and uncertainties, primarily in Europe, negatively impacted ProLogis’ stabilized occupancy levels beginning in the last half of 2002 and continuing throughout 2003. Beginning in the second quarter of 2004, ProLogis observed improvements in North American absorption and occupancy levels. At that same time, ProLogis began to experience improvements in leasing activity in Europe, primarily with respect to its existing pipeline of CDFS business assets that were included in the industrial property operations segment prior to being contributed or sold. With respect to Japan and China, ProLogis has not observed similar negative trends in economic conditions and continues to experience consistent demand for distribution space in its properties.
     ProLogis expects that the overall economic improvements experienced in 2004 and the first nine months of 2005 will continue throughout the remainder of 2005. Accordingly, ProLogis also believes the positive trends in occupancies in North America and Europe will continue in 2005. However, ProLogis does not believe that occupancies in 2005 will improve to the levels experienced in the 1999 to 2001 period, when occupancies were as high as 96.5%. ProLogis continues to believe that shifts in distribution patterns of its customers throughout the world and their needs to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions. ProLogis believes that the diversification of its global operating platform and the ProLogis Operating System® have somewhat mitigated the effects of market occupancy decreases.
     Rental rates during the nine months ended September 30, 2005 for both new and renewed leases for previously leased space (48.7 million square feet) for all properties, including those owned by the property funds and CDFS joint ventures, decreased by 1.7% as compared to a rental rate decrease of 5.4% during the nine months ended September 30, 2004 on similar transactions. ProLogis believes that the decrease in rental rate growth experienced during 2005 continues to be the result of economic conditions that have depressed current market rents such that they are generally below the rents that ProLogis was earning on expiring leases (many of which were entered into prior to weakening economic conditions that began in 2002). ProLogis believes that the negative trend in its rental rate growth will continue, although at a decreasing rate, through 2005.
     ProLogis’ management evaluates the operating performance of its industrial property operations and other operations segments, its management personnel and individual markets using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. ProLogis includes properties owned directly and properties owned by its property funds in the same store analysis. Accordingly, ProLogis defines its same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year and that were also in operation at January 1st of the prior year. When a property is disposed of to a third party it is removed from the population for the current period and the corresponding period of the prior year only. ProLogis’ same store portfolio aggregated 225.0 million square feet for the first nine months of 2005. Net operating income generated by the same store portfolio, defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses, increased by 1.8% for the first nine months of 2005, as compared with the first nine months of 2004. For 2004, the net operating income of the same store portfolio applicable to that period increased by 0.04% over the comparable period in

2003. The same store portfolio’s rental rates decreased in the first nine months of 2005 by 1.7% while the average occupancy increased by 2.2% during the first nine months of 2005, both as compared to the same period in 2004. ProLogis believes that the factors that impact net operating income, rental rates and average occupancy in the same store portfolio are the same as for its total portfolio. The percentage change presented is the weighted average of the measure computed separately for ProLogis and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.
     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds) were $8.6 million for the nine months ended September 30, 2005 and $3.8 million for the nine months ended September 30, 2004. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by that customer’s rent leveling asset that has been previously recognized under GAAP, if any. Removing the net termination fees from the same store calculation of rental income allows ProLogis’ management to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Customer terminations are negotiated under specific circumstances and are not subject to specific provisions or rights allowed under the lease agreements.
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
     CDFS Business
     Net operating income from ProLogis’ CDFS business segment consists primarily of: (i) gains and losses resulting from the contributions and sales of developed properties and from the contributions of properties that were acquired with the intent to contribute the properties to a property fund, including properties that have been rehabilitated and/or repositioned; (ii) gains and losses from the dispositions of land parcels; (iii) development management fees earned by ProLogis for services provided to third parties; and (iv) land holding costs and pursuit cost write-offs associated with CDFS business assets. See Note 13 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.
     Income from the CDFS business segment is dependent on ProLogis’ ability to develop and timely lease properties, or to acquire properties that eventually can be contributed to property funds or sold to third parties, generating profits to ProLogis, and ProLogis’ success in raising private capital that can be used to acquire its properties, generally accomplished through the formation of property funds, but also from other sources. For the nine months ended September 30, 2005, ProLogis’ net operating income in this segment was $200.2 million, an increase of $66.9 million from the same period in 2004 (an increase of $41.9 million when the gains and losses from dispositions of CDFS business properties that are presented as discontinued operations are included).
     The increase in the net gains recognized during the first nine months in 2005 from the first nine months in 2004 reflects significantly higher gross margins, particularly associated with the 2005 transactions in North America and Japan, and increased volume of contributions primarily in Japan. ProLogis attributes the volume of transactions in 2005 to increased development activity and improved leasing activity for CDFS business properties. ProLogis believes that the increase in leasing activity results from improvements in economic conditions that have positively impacted its customers’ decision-making processes with respect to changes in their distribution networks and increased demand that is driven by the need for distribution efficiencies, primarily in Europe and Asia. There can be no assurance that ProLogis will be able to maintain or increase the current level of net operating income in this segment. ProLogis cannot predict the effects that economic conditions or other uncertainties, including geopolitical concerns, will have on its ability to lease its properties. If ProLogis is unable to timely lease its completed developments and repositioned acquisitions, it will be unable to contribute these properties to property funds or otherwise dispose of the properties and would be unable to recognize profits from its CDFS business activities in the anticipated reporting period.
     The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
CDFS transactions:
Net proceeds from dispositions (1)	$998,167	$932,705
Contingent proceeds realized (2)	—	5,871
Proceeds deferred and not recognized (3)	(42,057)	(30,987)
Recognition of previously deferred amounts (3)	—	4,143
Costs of assets disposed of (1)	(762,955)	(777,132)

Net gains	193,155	134,600
Development management fees and other CDFS income (4)	12,580	2,422
Income (loss) from CDFS joint ventures (5)	211	(31)
Other expenses and charges (6)	(5,776)	(3,673)

Total CDFS business segment	$200,170	$133,318

CDFS transactions recognized as discontinued operations (7):
Net proceeds from dispositions	$43,190	$232,555
Costs of assets disposed of	(36,807)	(201,422)

Net CDFS gains in discontinued operations	$6,383	$31,133

(1)	Represents net proceeds and costs of assets disposed of associated with 129 acres of land and 10.2 million square feet of properties during the nine months ended September 30, 2005 and 131 acres of land and 11.7 million square feet of properties during the nine months ended September 30, 2004.
(2)	A contribution to ProLogis Japan Properties Fund I in 2003 provided for an additional $5.9 million of proceeds, the receipt of which was contingent on the satisfactory performance of certain activities by ProLogis. These activities were completed in 2004, resulting in the recognition of an additional gain in 2004 of $4.7 million, after deferral.

(3)	When ProLogis contributes a property to a property fund in which it has an ownership interest, ProLogis does not recognize a portion of the proceeds in its computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is determined based on ProLogis’ continuing ownership interest in the contributed property that arises due to ProLogis’ ownership interest in the property fund that acquires the property. ProLogis defers this portion of the proceeds by recognizing a reduction to its investment in the respective property fund. ProLogis adjusts its proportionate share of the earnings or losses that it recognizes under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on ProLogis’ lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

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

(4)	Amounts include fees earned for development activities performed on behalf of customers or third parties. In the nine months ended September 30, 2005, ProLogis recognized $4.3 million of income from an investment that was recovered and had previously been charged against CDFS income.

(5)	Represents the income ProLogis recognizes under the equity method from the CDFS joint ventures. See Note 6 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for additional information on the CDFS joint ventures.

(6)	Includes land holding costs of $2.6 million and $2.2 million for the nine months ended September 30, 2005 and 2004, respectively, and the write-off of previously capitalized pursuit costs related to potential CDFS business segment projects of $3.2 million and $1.5 million for the first nine months of 2005 and 2004, respectively.

(7)	Five CDFS business properties aggregating 0.5 million square feet and eight CDFS business properties aggregating 2.1 million square feet were sold to third parties during the nine months ended September 30, 2005 and 2004, respectively, and met the criteria to be presented as discontinued operations. See Note 7 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.
     ProLogis continues to monitor leasing activity and general economic conditions as it pertains to its CDFS business segment. In the United States, ProLogis observed the early signs of economic recovery in 2004 and believes that continued improvement could provide increased CDFS business opportunities to ProLogis in the United States given its portfolio of properties available and under development. In North America, ProLogis has started development in Toronto, Ontario and believes that this market along with its existing Mexico markets will provide opportunities within the CDFS business segment in the future. In addition, as part of the Catellus Merger, ProLogis acquired 2,557 acres of land for future potential development in North America in several of ProLogis’ existing markets and also acquired interests in several entities that engage in land and commercial development/redevelopment activities in North America. In Europe, ProLogis believes that the continued demand for state-of-the-art distribution properties resulted in its improved leasing activity in 2004 and the first nine months of 2005. Such factors could continue to provide opportunities for ProLogis in the CDFS business segment including additional fees for the development of projects for third parties. In Asia, ProLogis believes that demand for state-of-the-art distribution properties will continue to provide opportunities for ProLogis in the CDFS business segment. In Japan, the CDFS business opportunities available to ProLogis will be limited if ProLogis is unable to acquire adequate land parcels for development. In China, ProLogis is positioning itself to meet what it believes will be significant future demand for distribution space due to the expected growth in manufacturing and consumer demand for goods.
     Other Components of Operating Income
     General and Administrative Expenses
     General and administrative expenses were $71.6 million for the nine months ended September 30, 2005 and $60.4 million for the same period in 2004. Fluctuations in general and administrative expenses are influenced by the various business initiatives being undertaken in a given period. The increase in general and administrative expenses in the first nine months of 2005 over the first nine months of 2004 is primarily due to: (i) the overall growth of the company resulting from the continuing international expansion of ProLogis’ operating platform, the Keystone Transaction, and the Catellus Merger; (ii) increased stock compensation expense, and (iii) foreign currency exchange rates used to translate ProLogis’ consolidated foreign subsidiaries general and administrative expenses to U.S. dollars, which resulted in higher expenses in U.S. dollars in the first nine months of 2005 as compared to the same period in 2004.
     Merger Integration Costs
     ProLogis expects to incur integration costs associated with the Catellus Merger through the first half of 2006. See Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1. These costs are indirect costs associated with the Catellus Merger, such as employee transition costs as well as severance costs for certain ProLogis employees whose responsibilities became redundant after the merger.
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
     Interest Expense
     Interest expense for the periods indicated includes the following components (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Gross interest expense	$152,239	$137,109
Discount (premium) recognized, net	(575)	314
Amortization of deferred loan costs	3,673	4,183

Subtotal interest expense before capitalization (1)	155,337	141,606
Less: capitalized amounts (2)	41,535	26,671

Net interest expense	$113,802	$114,935

(1)	The increase in gross interest expense for the nine months ended September 30, 2005 as compared to the same period in 2004, is due to increases in ProLogis’ borrowings, primarily as a result of the Catellus Merger, and changes in the average foreign currency exchange rates used to translate to U.S. dollars the interest expense recognized by ProLogis’ foreign subsidiaries prior to consolidation, offset somewhat by a decrease in weighted average interest rates. Other than the Catellus Merger, the increase in the borrowings is primarily due to ProLogis’ increased investments in property funds and CDFS joint ventures, increased development activity and the increased investment from the Keystone Transaction.

(2)	Gross interest expense incurred on borrowings outstanding during the period is offset by the amount of interest that is capitalized based on ProLogis’ development expenditures. The increase in capitalized interest for the first nine months of 2005 as compared to the same period of 2004 is due to the significant increase in ProLogis’ development activities, offset somewhat by lower interest rates.
     Foreign Currency Exchange Gains (Losses), Net
     ProLogis and certain of its foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate its foreign currency exchange exposure, ProLogis borrows in the functional currency of the borrowing entity when possible. Certain of ProLogis’ intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed to be a permanent source of capital to the subsidiary or investee. If the intercompany debt is deemed to be not permanent in nature, when the debt is remeasured, ProLogis will recognize a gain or loss in its Consolidated Condensed Statements of Earnings. Additionally, ProLogis utilizes derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to ProLogis’ projected net income from its operations in Europe and Japan. See Note 15 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.
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

	Nine Months Ended
	September 30,
	2005	2004
Gains from remeasurement of third party and certain intercompany debt, net(1)	$4,553	$7,013
Gains (losses) from the settlement of third party and certain intercompany debt, net(1)	(4,860)	3,533
Transaction losses, net	(243)	(148)
Derivative financial instruments (2):
Expense associated with contracts settled during the period	(605)	(1,640)
Mark-to-market gains on outstanding contracts, net	1,247	1,124
Gains realized at settlement of contracts(1)	8,231	—

Totals	$8,323	$9,882

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs. During 2005, the loss on settlement of an intercompany loan was mitigated by using several consecutive derivative instruments. These five associated contracts settled during the nine months ended September 30, 2005, resulting in a realized gain of $6.1 million.
(2)	ProLogis enters into foreign currency put option contracts related to its operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and the derivative is marked-to-market by ProLogis as of the end of each subsequent reporting period and the related gains or losses are recorded in the earnings of ProLogis. Upon settlement of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a realized gain. ProLogis recognized a mark-to-market gain of $1.1 million associated with the contracts outstanding at September 30, 2005. Eight contracts settled during the nine months ended September 30, 2005, resulting in a realized gain of $1.9 million.
     Income Taxes
     ProLogis and one of its subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and are not generally required to pay federal income taxes if they meet the REIT requirements of the Code. ProLogis’ consolidated subsidiaries in the United States that are not qualified REIT subsidiaries for tax purposes are subject to federal income taxes, and ProLogis is taxed in certain states in which it operates. Also, the foreign countries where ProLogis has operations do not necessarily recognize REITs under their respective tax laws. Accordingly, ProLogis recognizes income taxes for these jurisdictions in accordance with GAAP, as necessary.
     Prior to the Catellus Merger, Catellus operated as a C-Corporation for federal tax purposes until January 1, 2004 when it began operating as a REIT. Certain 1999 and later federal and state income tax returns of Catellus are still open for audit or are currently under audit by the Internal Revenue Service and various state taxing authorities. ProLogis recorded an estimated federal and state income tax liability of approximately $141.3 million as part of the purchase accounting adjustments associated with certain income tax matters of Catellus (see Note 2 to ProLogis’ Consolidated Condensed Financial Statements in Item 1) and will continue to evaluate the adequacy of the liability based upon the progress of the audits. Any increases or decreases in this liability will be reflected as an adjustment to goodwill recorded as part of the Catellus Merger. ProLogis began accruing interest on this liability at the applicable interest rates as of the merger date.
     Current income tax expense was $7.2 million and $18.2 million for the nine months ended September 30, 2005 and 2004, respectively. Deferred income tax expense was $8.2 million and $12.0 million for the nine months ended September 30, 2005 and 2004, respectively.
     Current income tax expense is generally a function of the level of income recognized by ProLogis’ taxable subsidiaries operating primarily in the CDFS business segment in addition to state income taxes and taxes incurred in foreign jurisdictions. The deferred income tax component of total income taxes is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes) and the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets. Pursuant to certain indemnification agreements, ProLogis recognizes deferred income tax liabilities associated with certain property contributions to ProLogis European Properties Fund (beginning in the third quarter of 2003) and ProLogis North American Properties Fund V (beginning in the second quarter of 2004). Under these indemnification agreements, ProLogis will continue to recognize deferred income tax liabilities related to its future contributions to ProLogis European Properties Fund and ProLogis North American Properties Fund V (contributions of properties located in Mexico only). ProLogis recognized deferred income tax expense of $4.6 million for the first nine months in 2005 and $9.5 million for the first nine months in 2004 related to the indemnification agreements. See Note 6 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.
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
     Three Months Ended September 30, 2005 and 2004
     The changes in net earnings attributable to Common Shares and its components for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 are similar to the changes for the nine-month periods ended on the same dates.
Environmental Matters
     A majority of the properties acquired by ProLogis were subjected to environmental reviews by either ProLogis or by the predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that ProLogis believes would have a material adverse effect on its business, financial condition or results of operations.
     In connection with the Catellus Merger, ProLogis acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, ProLogis recorded a liability for estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, ProLogis purchases various environmental insurance policies to mitigate its exposure to environmental liabilities. ProLogis is not aware of any environmental liability that it believes would have a material adverse effect on its business, financial condition or results of operations.
Liquidity and Capital Resources
     Overview
     ProLogis considers its liquidity and its ability to generate cash from operating activities, contributions and sales of properties and from other available financing sources to be adequate to meet its anticipated future development, acquisition, operating and debt service needs, as well as its shareholder distribution requirements.
     ProLogis’ credit facilities provide liquidity and financial flexibility, thereby allowing ProLogis to efficiently respond to market opportunities and execute its business strategy. ProLogis anticipates that future repayments of its borrowings under credit facilities will be funded primarily through the proceeds from future property contributions and sales and from proceeds generated by future issuances of debt or equity securities, depending on market conditions. Such regular repayments are necessary to allow ProLogis to maintain adequate liquidity.

     On October 6, 2005, ProLogis closed a $2.6 billion Global Line through a syndicate of 35 banks. The Global Line replaced most of ProLogis’ credit facilities that were outstanding as of September 30, 2005. Funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The commitments for $140 million of borrowings in Chinese renminbi and South Korean won have been received but the facilities are not yet available pending the completion of certain conditions. Based on ProLogis’ public debt ratings, interest on the borrowings under the Global Line accrue at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The Global Line has a four-year maturity with a 12-month extension option for all currencies except the renminbi, which matures in August 2008. As of October 6, 2005, ProLogis had borrowings outstanding under its revolving line of credit facilities, including the Global Line, of approximately $1.7 billion (excluding $70 million of letters of credit) at a weighted average interest rate of 3.0%, with remaining availability of $725 million.
     On September 15, 2005, ProLogis completed the Catellus Merger as discussed earlier.
     Under the terms of the merger agreement, Catellus stockholders had the opportunity to elect to receive cash or ProLogis shares for their Catellus stock. The merger agreement provided that each Catellus stockholder received either 0.822 of a ProLogis common share or $33.81 in cash, without interest, or a combination of both, for each share of Catellus common stock that the stockholder owned. Each stockholder’s election was reallocated and prorated to fix the aggregate amount of cash issued in the Catellus Merger to Catellus’ stockholders equal to approximately $1.3 billion. Fractional shares were paid in cash. In connection with the Catellus Merger, ProLogis issued approximately 55.9 million ProLogis common shares to former Catellus stockholders.
     ProLogis financed the cash portion of the Catellus Merger primarily through borrowings of $1.5 billion on a short term bridge facility with certain lenders (the “Bridge Facility”). The borrowings under the Bridge Facility mature on September 14, 2006. Based on ProLogis’ public debt ratings, interest on the borrowings under the $1.5 billion Bridge Facility generally accrue at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) (4.243% at September 30, 2005), along with a facility fee. The balance outstanding at September 30, 2005 was $1.5 billion, of which $890 million was repaid on November 2, 2005 with proceeds from the issuance of $900 million senior unsecured notes (see below).
     On November 2, 2005, in a private placement, ProLogis issued $500 million 5.25% senior unsecured notes due November 2010 (“2010 Notes”) and $400 million 5.625% senior unsecured notes due November 2015 (“2015 Notes”). ProLogis received net proceeds of $890 million that were used to repay borrowings under the Bridge Facility. In connection with the issuance of the 2010 and 2015 notes, ProLogis entered into several interest rate swap contracts to fix a portion of the interest rate associated with the notes. Including the discount and the impact of the swaps, the effective interest rates are approximately 5.1% for the 2010 Notes and 5.2% for the 2015 Notes. In connection with the issuance of the 2010 and 2015 Notes, ProLogis modified certain financial and operating covenants applicable to its other outstanding senior notes. The 2010 and 2015 Notes are subject to the existing covenants until all senior debt securities outstanding prior to November 2, 2005 are repaid, at which time the 2010 and 2015 Notes will be subject to the modified covenants.
     In addition to its Common Share distributions, Preferred Share dividend requirements and repayment of amounts outstanding under the Bridge Facility, ProLogis expects that its primary cash needs will consist of the following for the remainder of 2005 and future years:
•	Acquisitions of land for future development;

•	Acquisitions of properties in the CDFS business segment;

•	Development of properties or additional investment in joint ventures in the CDFS business segment. At September 30, 2005, ProLogis had projects under development with a total expected investment of $1.9 billion;

•	Direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the industrial property or other operations segments; and

•	Repayment of debt that is scheduled to mature.
     While ProLogis has a Common Share repurchase program under which it may repurchase Common Shares, ProLogis has not repurchased any Common Shares since 2003 and does not currently expect that it will require cash for this program in 2005.
     ProLogis expects to fund its cash needs for the remainder of 2005 and future years primarily with cash from the following sources:
•	Property operations;

•	Proceeds from the contributions of properties to property funds (existing property funds and property funds that may be formed in the future);

•	Proceeds from the sale of certain office, retail, and / or hotel properties acquired in the Catellus Merger;

•	Proceeds from the sales of land parcels and industrial properties to third parties;

•	Proceeds from the issuance of debt securities;

•	Utilization of ProLogis’ Global Line or other lines of credit;

•	Assumption of debt in connection with acquisitions; and

•	Proceeds from the sales of Common Shares, including sales of Common Shares under ProLogis’ various Common Share plans, and sales of Preferred Shares, subject to market conditions.
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
     ProLogis is committed to offer to contribute all of its stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund through September 2019 and all of its stabilized development properties available in Japan to ProLogis Japan Properties Fund I through June 2006 and ProLogis Japan Properties Fund II through August 2008. These property funds are committed to acquire such properties, subject to the property meeting certain leasing and other criteria, and the property fund having available capital. ProLogis believes that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund does have sufficient capital to acquire the properties that ProLogis expects to have available during the remainder of 2005.
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
     Should the property funds not have sufficient capital to acquire the properties that ProLogis has available or otherwise choose not to acquire properties from ProLogis, ProLogis is allowed to pursue other disposition opportunities. However, there can be no assurance that ProLogis can readily dispose of its CDFS business properties to third parties or that ProLogis could raise private capital through the formation of another property fund that would acquire the properties. Also, ProLogis could experience delays in completing dispositions to third parties or to new property funds, which could result in the recognition of the expected CDFS business income in a reporting period that is later than originally anticipated.
     Cash Provided by Operating Activities
     Net cash provided by operating activities was $327.6 million for the first nine months in 2005 and $421.0 million for the first nine months in 2004. Operational items that impact net cash provided by operating activities are discussed in “- Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on Common Shares and dividends paid on preferred shares in both periods.
     Cash Investing and Cash Financing Activities
     For the first nine months in 2005 and 2004, ProLogis’ investing activities used net cash of $2.1 billion and $717.0 million, respectively. The net cash used is summarized as follows:
•	Used $1.3 billion of cash (net of Catellus’ cash on the merger date) as partial consideration related to the Catellus Merger.

•	Investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space required cash of $1.8 billion in the first nine months of 2005 and $1.2 billion in the first nine months of 2004.

•	Invested net cash in unconsolidated investees of $42.3 million and $43.6 million in the first nine months of 2005 and 2004, respectively. ProLogis also generated net proceeds of $13.2 million upon the partial disposition of its investment in a property fund during the first nine months of 2004.

•	Generated net cash of $60.0 million in the first nine months of 2005 from the repayment of notes receivable issued in 2004 in connection with the sale of a property to a third party.

•	Net cash generated from contributions and sales of properties and land parcels were $1.0 billion in both the first nine months of 2005 and 2004.

•	Cash payment of $510.6 million in the first nine months of 2004 associated with the Keystone transaction.
     For the first nine months of 2005 and 2004, ProLogis’ financing activities provided net cash of $1.7 billion and $171.5 million, respectively, as summarized below.
•	Received net proceeds from borrowings of lines of credit, short term borrowings and senior notes of $2.1 billion and $757.9 million in the first nine months of 2005 and 2004, respectively. As discussed earlier, the proceeds were used primarily for the cash consideration in the Catellus Merger in 2005.

•	Made payments on debt of approximately $217.6 million and $310.7 million for the first nine months of 2005 and 2004, respectively. The amounts in 2005 include $106.4 million of debt assumed in the Catellus Merger.

•	Redeemed Preferred Shares in 2004 for $125.0 million.

•	Distributions paid to holders of Common Shares were $207.2 million and $198.6 million for the first nine months in 2005 and 2004, respectively. Minority interest redemptions and distributions were $12.8 million and

$5.6 million for the first nine months in 2005 and 2004, respectively. Dividends paid on Preferred Shares were $19.1 million and $19.4 million for the first nine months in 2005 and 2004, respectively.
     Borrowing Capacities
     As of October 6, 2005, ProLogis had borrowings outstanding under its revolving line of credit facilities, including the Global Line, of approximately $1.7 billion (excluding $70 million of letters of credit), with remaining availability of $725 million.
     Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of ProLogis’ Unconsolidated Investees
     ProLogis had investments in and advances to unconsolidated investees of $1.1 billion at September 30, 2005. Summarized financial information for ProLogis’ unconsolidated property funds and CDFS joint ventures (for the entire entity, not ProLogis’ proportionate share) at September 30, 2005 is presented below (dollars in millions):

		Third Party	ProLogis
	Total Assets	Debt(1)	Ownership %
ProLogis California	$622.2	$331.1	50.0
ProLogis North American Properties Fund I	339.1	242.3	41.3
ProLogis North American Properties Fund II	220.7	165.0	20.0
ProLogis North American Properties Fund III	199.7	150.3	20.0
ProLogis North American Properties Fund IV	137.4	103.2	20.0
ProLogis North American Properties Fund V(1)	1,479.6	714.8	11.4
ProLogis North American Properties Fund VI	529.4	307.0	20.0
ProLogis North American Properties Fund VII	395.6	229.2	20.0
ProLogis North American Properties Fund VIII	201.3	112.0	20.0
ProLogis North American Properties Fund IX	200.4	123.0	20.0
ProLogis North American Properties Fund X	225.0	135.0	20.0
ProLogis North American Properties Fund XI	234.6	66.8	20.0
ProLogis European Properties Fund	3,943.2	1,952.8	21.6
ProLogis Japan Properties Fund I	1,236.4	589.5	20.0
CDFS joint ventures	396.2	36.3	50.0

Total property funds and CDFS joint ventures	$10,360.8	$5,258.3

(1)	At September 30, 2005, all borrowings previously guaranteed by ProLogis had been refinanced by the property fund, and were no longer guaranteed by ProLogis. As of October 3, 2005, ProLogis had guaranteed $12.5 million of borrowings of ProLogis North American Properties Fund V outstanding on a term loan that matures March 31, 2006.
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
     The Board of Trustees set a projected annual distribution rate for 2005 of $1.48 per Common Share. The annual distribution rate for 2004 was $1.46 per Common Share. ProLogis paid a distribution of $0.37 per Common Share for each of the first, second and third quarters of 2005 on February 28, 2005, May 31, 2005 and August 31, 2005 to holders of Common Shares at February 15, 2005, May 16, 2005 and August 16, 2005. The payment of Common Share distributions is subject to the discretion of the Board, is dependent on ProLogis’ financial condition and operating results and may be adjusted at the discretion of the Board. ProLogis has increased its Common Share distribution level every year since its Common Shares became publicly traded in 1994.

     At September 30, 2005, ProLogis had three series of Preferred Shares outstanding. The annual dividend rates on ProLogis’ Preferred Shares are $4.27 per Series C Preferred Share, $1.6875 per Series F Preferred Share and $1.6875 per Series G Preferred Share. ProLogis paid a quarterly dividend of each series of Preferred Shares on each of March 31, 2005, June 30, 2005 and September 30, 2005 ($1.0675 per Series C Preferred Share and $0.4219 per Series F and Series G Preferred Shares).
     Pursuant to the terms of its Preferred Shares, ProLogis is restricted from declaring or paying any distribution with respect to its Common Shares unless and until all cumulative dividends with respect to the Preferred Shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the Preferred Shares.
Other Commitments
     At September 30, 2005, ProLogis had letters of intent or contingent contracts, subject to ProLogis’ final due diligence, for the acquisition of properties aggregating approximately 3.0 million square feet at an estimated total acquisition cost of approximately $140 million. These transactions are subject to a number of conditions and ProLogis cannot predict with certainty that they will be consummated.
     In September 2005, ProLogis entered into several agreements with an affiliate of Arcapita Bank B.S.C. (“Arcapita”), whereby ProLogis will purchase Arcapita’s 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV, based upon an aggregate portfolio value of approximately $800 million in early 2006. The agreement also provides ProLogis the right to assign its position to an existing or newly formed property fund.
     ProLogis, from time to time, enters into Special Limited Contribution Agreements (“SLCA”) in connection with certain of its contributions of properties to certain of its property funds. The potential obligations under the SLCAs aggregated $519.3 million at September 30, 2005. See Note 6 to ProLogis’ Consolidated Condensed Financial Statements in Item 1.
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
     While ProLogis believes that its defined funds from operations measure is an important supplemental measure, neither NAREIT’s nor ProLogis’ measure of funds from operations should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:
•	Depreciation and amortization of real estate assets are economic costs that are excluded from funds from operations. Funds from operations is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of distribution properties are not reflected in funds from operations.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. Funds from operations, by excluding these gains and losses, does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from ProLogis’ defined funds from operations measure result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. ProLogis’ defined funds from operations measure does not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from ProLogis’ defined funds from operations measure are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of ProLogis’ foreign currency-denominated net assets is indefinite as to timing and amount. ProLogis’ funds from operations measure is limited in that it does not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.
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
     Funds from operations attributable to Common Shares as defined by ProLogis was $387.6 million and $347.1 million for the nine months ended September 30, 2005 and 2004, respectively. The reconciliations of net earnings attributable to Common Shares computed under GAAP to funds from operations attributable to Common Shares as defined by ProLogis are as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2005	2004
Funds From Operations:
Reconciliation of net earnings to funds from operations as defined by ProLogis:
Net earnings attributable to Common Shares	$261,645	$202,550
Add (Deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	125,687	117,724
Funds from operations adjustment to gain on partial disposition of investment in property fund	—	(164)
Reconciling items attributable to discontinued operations:
(Gains) recognized on disposition of non-CDFS business assets, net	(38,840)	(5,426)
Real estate related depreciation and amortization	2,976	4,147
ProLogis’ share of reconciling items of unconsolidated investees:
Real estate related depreciation and amortization	35,886	26,961
(Gains) losses on contributions and sales of non-CDFS business assets, net	(805)	649

Total NAREIT defined adjustments	124,904	143,891

Subtotal-NAREIT defined funds from operations	386,549	346,441
Add (Deduct) ProLogis defined adjustments:
Foreign currency exchange gains, net	(7,749)	(11,669)
Deferred income tax expense	8,190	11,975
Reconciling items attributable to discontinued operations:
Assets held for sale-deferred income tax benefit	(213)	(242)
ProLogis’ share of reconciling items of unconsolidated investees:
Foreign currency exchange (gains) expenses/losses, net	(263)	754
Deferred income tax expense (benefit)	1,090	(172)

Total ProLogis defined adjustments	1,055	646

Funds from operations attributable to Common Shares as defined by ProLogis	$387,604	$347,087

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2005, no significant changes had occurred in ProLogis’ interest rate risk or foreign currency risk as discussed in ProLogis’ 2004 Annual Report on Form 10-K/A #1. See Note 8 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for information regarding ProLogis’ new borrowing arrangements. Also, see Note 14 to ProLogis’ Consolidated Condensed Financial Statements in Item 1 for information related to instruments utilized by ProLogis to manage certain of these risks.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of ProLogis’ management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2005. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that ProLogis’ disclosure controls and procedures are effective to ensure that information required to be disclosed by ProLogis in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to Vote of Security Holders
     A special meeting of the shareholders of ProLogis was held on September 14, 2005 to approve the issuance of ProLogis common shares as contemplated to be issued by the Agreement and Plan of Merger, dated as of June 5, 2005, by and among ProLogis, Palmtree Acquisition Corporation, and Catellus Development Corporation. The results were as follows:

For	Against	Abstain

153,974,092	309,996	912,304
Item 5. Other Information
     None.

Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ Dessa M. Bokides
Dessa M. Bokides
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Senior Vice President and Chief Accounting Officer

Date: November 9, 2005

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