Form 10-K
period 2005-12-31
PROLOGIS
filed 2006-03-16
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-12846

PROLOGIS
(Exact name of registrant as specified in its charter)

Maryland	74-2604728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

4545 Airport Way Denver, CO 80239 (Address of principal executive offices and zip code)	(303) 567-5000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one)          Large Accelerated Filer ☑          Accelerated Filer ☐          Non-accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes ☐          No ☑
      Based on the closing price of the registrant’s shares on June 30, 2005, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $7,483,753,835.
      At March 6, 2006, there were outstanding approximately 244,562,300 common shares of beneficial interest of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
      Portion of the registrant’s definitive proxy statement for the 2006 annual meeting of its shareholders are incorporated by reference in Part III of this report.

      Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of developed properties, general conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates, (ii) changes in financial markets, interest rates and foreign currency exchange rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, (v) maintenance of real estate investment trust (“REIT”) status, (vi) availability of financing and capital, (vii) changes in demand for developed properties, and (viii) those additional factors discussed under “Item 1A. Risk Factors”. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
PART I

Item 1.	Business
ProLogis
      We are a REIT that operates a global network of real estate properties, primarily industrial distribution properties. Our business strategy is designed to achieve long-term sustainable growth in cash flow and sustain a high level of return for our shareholders. We manage our business by utilizing the ProLogis Operating System®, an organizational structure and service delivery system that we built around our customers. When combined with our international network of distribution properties, the ProLogis Operating System enables us to meet our customers’ distribution space needs on a global basis. We believe that by integrating international scope and expertise with a strong local presence in our markets, we have become an attractive choice for our targeted customer base, the largest global users of distribution space.
      We are organized under Maryland law and have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our world headquarters are located in Denver, Colorado. Our European headquarters are located in the Grand Duchy of Luxembourg with our European customer service headquarters located in Amsterdam, the Netherlands. Our regional offices in Asia are located in Tokyo, Japan and Shanghai, China. Our common shares were first listed on the New York Stock Exchange (“NYSE”) in March 1994 and currently trade under the ticker symbol “PLD”.
      A copy of this Annual Report on Form 10-K, as well as our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are available, free of charge, on the Internet in the Investor Relations section of our website (www.prologis.com). All required reports are made available on the website as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). Any references to our website address do not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

Business Strategy and Global Presence
      We were formed in 1991 as an owner of industrial distribution space operating in the United States with a primary objective of differentiating ourselves from our competition by focusing on our corporate customers’ distribution space requirements on a national, regional and local basis and providing customers with consistent levels of service throughout the United States. As our customers’ needs expanded to markets outside the United States, so did our portfolio and our management team. We currently have operations in North America, Europe and Asia. Our business strategy is to hold certain investments on a long-term basis, generate income from leasing space to our customers, develop properties primarily for contribution to property funds in which we have an ownership interest and manage property funds in which we have an ownership interest. Since our inception, we have grown, and expect to continue to do so, through the development and selective acquisition of properties, individually and as portfolios, in targeted markets. In September 2005, we completed a merger whereby Catellus Development Corporation (“Catellus”) was merged into one of our subsidiaries (the “Catellus Merger”). In connection with the Catellus Merger, we acquired investments in industrial, retail, office and hotel operating properties as well as land available for future development, through both direct ownership and investments in joint ventures, all located in North America.
      During the third quarter of 2005, we announced the creation of a new property fund in Asia, the ProLogis Japan Properties Trust (“ProLogis Japan Properties Fund II”) and we completed the Catellus Merger, which significantly increased our property portfolio and opportunities for new property funds. In February 2006, we finalized and announced the creation of a new open-end property fund, ProLogis North American Industrial Fund (the “North American Industrial Fund”). Due to our successful growth and continued emphasis in the fund management business, we redefined our reportable business segments, as discussed below, to reflect our current business strategy.
      Our total portfolio of properties owned, managed and under development, including direct-owned properties, and properties owned by property funds and other joint ventures consisted of 2,340 properties aggregating 377.2 million square feet and serving 4,697 customers in 77 markets in North America, Europe and Asia, at December 31, 2005.
      The primary business drivers across the globe continue to be the need for greater distribution network efficiency and the growing shift to third-party logistics providers. After 14 years in operation, our focus on our customers’ expanding needs has enabled us to become a leading global provider of distribution space operating in three continents.
Our Operating Segments
      Our business is currently organized into three reportable business segments: (i) property operations, (ii) fund management and (iii) the corporate distribution facilities services and other real estate development business (“CDFS business”). In addition, we have several other non-reportable segments. The following discussion of our business segments should be read in conjunction with “Item 1A. Risk Factors”, our portfolio information presented in “Item 2. Properties”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our Consolidated Financial Statements in Item 8.

Operating Segments — Property Operations
      The property operations segment represents the direct long-term ownership, management and leasing of industrial distribution and retail properties. Our investment strategy in the property operations segment focuses primarily on the ownership and leasing of generic industrial distribution and retail properties in key distribution markets.

Investments
      At December 31, 2005, our property operations segment consisted of 1,461 operating properties aggregating 186.7 million square feet in North America, Europe and Asia. Of the total, 1,432 properties aggregating 185.6 million square feet were industrial distribution properties and 29 were retail properties aggregating 1.1 million square feet, all in North America. Included in this segment at December 31, 2005 were 124 operating properties aggregating 29.4 million square feet at a total investment of $1.4 billion that were developed or acquired in the CDFS business segment but are included in the property operations segment’s assets pending contribution or sale.
      During 2005, we increased our investments in our property operations segment through the following activities:

•	In connection with the Catellus Merger, we added 205 industrial distribution properties aggregating 38.6 million square feet, representing an investment of $2.9 billion and all of our 29 retail properties aggregating 1.1 million square feet representing an investment of $288.3 million.

•	We acquired 25 industrial distribution properties, aggregating 7.2 million square feet representing an investment of $453.9 million, through various individual and/or portfolio acquisitions.
      We offset the increases in our investments by the disposition of 64 properties aggregating 4.3 million square feet and an investment of $258.0 million at the time of disposition. These dispositions include properties in three markets we strategically decided to exit during 2005 (Kansas City, Oklahoma City and Tulsa).
      On a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolios of properties.

Results of Operations
      We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in our industrial distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through increases in properties owned and increases in occupancy rates and in rental rates in both our industrial distribution and retail properties. Our strategy is to achieve these increases primarily through the acquisition of industrial distribution properties, continued focus on our customers’ global needs for distribution space in the three continents in which we operate, and use of the ProLogis Operating System.

Market Presence
      At December 31, 2005, the 1,461 properties aggregating 186.7 million square feet in the property operations segment were located in 37 markets in North America (34 markets in the United States and three markets in Mexico), 18 markets in eight countries in Europe and four markets in three countries in Asia. Our largest markets for the property operations segment in North America (based on investment in the properties) are Atlanta, Chicago, Dallas/ Fort Worth, Los Angeles/ Orange County, New Jersey and San Francisco (East and South Bay). Our largest investment in the property operations segment in Europe is in the United Kingdom. Direct-owned properties in Europe and Asia primarily consist of properties that were developed or acquired in the CDFS business segment that are pending contribution or sale. See “— Operating Segments — CDFS Business” and “Item 2. Properties”.

Competition
      In general, numerous other real estate properties are located in close proximity to our properties. The amount of rentable distribution and retail space available in any market could have a material effect on our ability to rent space and on the rents that we can charge. In addition, in many of our submarkets, institutional investors and owners and developers of properties (including other REITs) compete for the acquisition, development and leasing of space. Many of these entities have substantial resources and experience. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years.

Property Management
      Our business strategy includes a customer service focus that enables us to provide responsive, professional and effective property management services at the local level. To enhance our management services, we have developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism in all markets and to enable our property management team members to give the proper level of attention to our customers throughout our network. We manage substantially all of our direct-owned operating properties, other than the retail properties.

Customers
      We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2005, we had 3,463 customers occupying 158.9 million square feet of distribution and retail space. Our largest customer and 25 largest customers accounted for 2.4% and 18.2%, respectively, of our annualized collected base rents at December 31, 2005.

Employees
      We employ approximately 1,050 persons. Our employees work in North America (approximately 670 persons), in 10 countries in Europe (approximately 270 persons) and in four countries in Asia (approximately 110 persons). Of the total, approximately 480 employees are assigned to the property operations segment. We have approximately 320 employees who work in corporate positions and are not assigned to a segment who may assist with property operations segment activities. We believe our relationships with our employees are good, and our employees are not generally represented by collective bargaining agreements.

Future Plans
      Our current business plan allows for the expansion of our network of operating properties as necessary to: (i) address the specific expansion needs of customers; (ii) initiate or enhance our market presence in a specific country, market or submarket; (iii) take advantage of opportunities where we believe we have the ability to achieve favorable returns; or (iv) expand our direct-owned business, which may include retail properties.
      We intend to fund our investment activities in the property operations segment in 2006 primarily with operating cash flow from this segment, our credit facilities, additional debt and equity financing and the proceeds from contributions and dispositions of properties.

Operating Segments — Fund Management
      The fund management segment represents the long-term investment management of unconsolidated property funds, and the properties they own, with the objective of generating a high-level of returns to us and our fund partners. Along with the income recognized under the equity method from our investments in the property funds, we include fees and incentives earned for services performed on behalf of the property funds (primarily property management and asset management services) and interest earned on advances to the property funds, if any, in this segment. We utilize our leasing and property management expertise to efficiently manage the properties and the funds. The costs of the property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in the property operations segment and the costs of the fund management function are included in general and administrative expenses.
      Our property fund strategy:

•	allows us, as the manager of the property funds, to maintain the market presence and customer relationships that are the key drivers of the ProLogis Operating System;

•	allows us to realize a portion of the development profits from our CDFS business activities by contributing our stabilized development properties to property funds (profits are recognized to the extent of third party investment in the property fund);

•	provides diversified sources of capital;

•	allows us to earn fees and incentives for providing services to the property funds; and

•	allows us to maintain a long-term ownership position in the properties.

Investments
      As of December 31, 2005 we had investments in and advances to 14 property funds (12 in North America, one in Europe and one in Japan) totaling $755.3 million with ownership interests ranging from 11.3% to 50.0%. These investments are in North America — $368.2 million; Europe — $283.4 million; and Japan — $103.7 million. These property funds own, on a combined basis, 752 industrial distribution properties aggregating 159.8 million square feet with a total entity investment (not our proportionate share) in operating properties of $9.9 billion. We act as manager of each property fund.
      During 2005 and early 2006, we had the following investment activities:

•	In September 2005, we purchased the remaining 80% ownership interest in ProLogis North American Properties Fund XII, one of the property funds that we acquired in 2004, adding the properties to our property operations segment.

•	During 2005, we contributed 42 properties aggregating 12.6 million square feet to the property funds.

•	On a combined basis, the property funds acquired 18 properties from third parties, aggregating 3.0 million square feet.

•	We formed the ProLogis Japan Properties Fund II, which had no investments at December 31, 2005.

•	In February 2006, we finalized and announced the creation of a new property fund, the North American Industrial Fund, with several institutional investors, which will primarily own recently developed industrial distribution properties in major distribution markets throughout the United States and Canada.

•	On January 4, 2006, we purchased the remaining 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV from our fund partner, an affiliate of Arcapita Bank B.S.C.(c)(“Arcapita”) and in March 2006, we contributed substantially all of the assets and associated liabilities we obtained in this acquisition to the North American Industrial Fund.

Results of Operations
      We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds (primarily property management and asset management services) and interest earned on advances to the property funds, if any. We also earn certain other fees for services provided to the property funds, such as acquisition, financing and development fees. We expect growth in income recognized to come from newly created property funds, as discussed below, and growth in existing property funds. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to our leasing and property management efforts from our property operations segment.

Market Presence
      At December 31, 2005, the property funds on a combined basis owned 752 properties aggregating 159.8 million square feet located in 35 markets in North America (the United States and Mexico), 27 markets in 11 countries in Europe and three markets in Asia (Japan).

Competition
      As the manager of the property funds, we compete with other fund managers for institutional capital throughout the capital markets. In general, numerous other real estate properties are located in close proximity to the properties owned by the property funds. The amount of rentable distribution space available in any market could have a material effect on the funds’ ability to rent space and on the rents that they can charge.

Property Management
      We manage the property funds and all the properties they own in our property operations segment utilizing our leasing and property management experience and the ProLogis Operating System. Our business strategy includes a customer service focus that enables us to provide responsive, professional and effective property management services at the local level. To enhance our management services, we have developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism in all markets and to enable our property management team members to give the proper level of attention to our customers throughout our network.

Customers
      We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users in both our direct-owned properties and those properties we manage on behalf of the property funds. At December 31, 2005, the property funds, on a combined basis, had 1,341 customers occupying 152.7 million square feet of distribution space. The largest customer and 25 largest customers, all on a combined basis, accounted for 4.3% and 31.3%, respectively, of the total combined annualized collected base rents at December 31, 2005.

Employees
      We have approximately 45 employees who work in corporate positions assigned to the fund management segment. In addition, employees in our property operations segment are responsible for the management of the properties owned by the property funds. Our other 320 corporate employees may assist with fund management segment activities as well. We believe that our relationships with our employees are good, and our employees are generally not represented by a collective bargaining agreement.

Future Plans
      We expect to continue to increase our investments in the property funds. We expect to achieve these increases through the existing property funds’ acquisition of properties that have been developed or acquired by us in the CDFS business segment, as well as from third parties. We also expect growth from newly formed property funds, like the ProLogis Japan Properties Fund II and the North American Industrial Fund formed in late 2005 and early 2006, as discussed earlier. We expect the fee and incentive income we earn from the property funds and our proportionate share of net earnings of the property funds will both increase in 2006 over 2005 as the portfolios owned by the property funds increase.

Operating Segments — CDFS Business
      Our CDFS business segment primarily encompasses our development of properties that generally are either contributed to a property fund or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to being contributed to a property fund. We engage in commercial mixed-use development activities generally with the intention of selling the land or completed projects to third parties.

Investments
      At December 31, 2005, we had 72 distribution properties aggregating 23.2 million square feet under development with a total expected cost at completion of $1.8 billion. Our properties under development at December 31, 2005 include:

•	North America: 32 properties in Canada, Mexico and the United States, for a combined total of 8.9 million square feet, with a total expected cost of $363.0 million (approximately 20.6% of the total);

•	Europe: 25 properties in six countries, for a combined total of 7.4 million square feet, with a total expected cost of $622.6 million (approximately 35.3% of the total); and

•	Asia: 15 properties in China and Japan, for a combined total of 6.9 million square feet, with a total expected cost of $776.7 million (approximately 44.1% of the total).
      In addition, at December 31, 2005, we had 124 industrial distribution properties aggregating 29.4 million square feet with a current investment of $1.4 billion that we had previously developed or acquired in the CDFS business segment. These properties and their results of operations are currently included in the property operations segment pending contribution or sale. This brings our total pipeline of direct-owned potential CDFS business disposition properties to $3.2 billion at December 31, 2005.
      In addition to the properties under development and completed properties that we own directly, unconsolidated joint ventures in which we have a weighted 50% ownership interest had eight industrial distribution properties under development in the United States and China aggregating 2.4 million square feet at a total expected cost at completion of $77.0 million.
      At December 31, 2005, we had land positions, including land owned by the CDFS joint ventures and land controlled through contracts or options, aggregating 9,869 acres for future development of industrial distribution properties or other commercial development. Of these land positions, we directly owned 6,568 acres with a total investment of $1.0 billion.
      During 2005, we had investment activity in the CDFS business segment as follows:

•	We started the development of 101 properties aggregating 29.1 million square feet with a total expected cost at completion of $2.1 billion. These projects were either completed during 2005 or are under development at December 31, 2005, as discussed above.

•	We completed the development of 87 properties aggregating 23.6 million square feet at a total cost of $1.4 billion. These projects were either under development at December 31, 2004 or development began in 2005.

•	We contributed or disposed of 50 properties aggregating 13.7 million square feet that were developed or acquired by us in the CDFS business segment. These transactions generated net proceeds of $1.1 billion.

•	Through the Catellus Merger we acquired: (i) 2,538 acres of land for future development of industrial distribution properties, retail properties and other mixed-use developments; (ii) several development projects with a total expected investment of $104.6 million that were under construction; (iii) investments in several CDFS joint ventures; and (iv) $188.0 million of notes receivable related to previous asset sales.

•	We acquired 2,321 acres of land for future development through other individual acquisitions. We disposed of 177.3 acres of land parcels that no longer fit our development plans for total proceeds of $92.8 million.

Results of Operations
      The operating income of the CDFS business segment consists primarily of the net gains recognized from the contributions of developed and repositioned properties to property funds and dispositions to third parties. We use our development and leasing expertise to rehabilitate and/or reposition certain of the properties that we acquire such that the subsequent contribution of the property is expected to generate a profit. Additionally, we (i) earn fees for development activities provided on behalf of customers or third parties, (ii) recognize interest income on notes receivable related to previous asset dispositions, (iii) recognize gains or losses on the disposition of land parcels when our development plans no longer include these parcels and (iv) recognize our proportionate share of the earnings or losses of CDFS joint ventures.

Market Presence
      Our CDFS business segment operates in substantially all of the markets of our property operations segment. At December 31, 2005, we had properties under development in 16 markets in North America (13 markets in the United States, two markets in Mexico and one in Canada), in 12 markets in six countries in Europe and in six markets in two countries in Asia. At December 31, 2005, the land positions owned by us were located in 29 markets in North America (25 markets in the United States, three markets in Mexico and one in Canada), 22 markets in 10 countries in Europe and five markets in two countries in Asia.

Competition
      We believe we have differentiated ourselves from our competitors, as we believe we are the only owner of distribution properties and provider of services with significant global operations and holdings in many key global distribution markets that allow us to operate on a consistent basis in these global markets.
      North America — there are a number of other national, regional and local developers engaged in the industrial distribution property development markets where we conduct business. We compete with these developers for land acquisition and development opportunities. The market in North America is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. A key component of our success in the CDFS business segment in North America will continue to be our ability to develop and timely lease properties that will generate profits when contributed or sold and our ability to continue to access capital that allows for the continued acquisition of our properties by the property funds. We believe the Catellus Merger strengthened our development position in North America due to the land acquired for future development of industrial distribution properties as well as other development opportunities. We believe the formation of the North American Industrial Fund, which was finalized and announced in early 2006 demonstrates our ability to access capital to allow for the future acquisition of our properties.
      Europe — our competition in the CDFS business segment in Europe primarily comes from local and regional developers in our target markets as opposed to pan-European real estate companies. As in North America, the market in Europe is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. With respect to our development activities in Europe, we believe that we have additional competitive advantages due to the strategic locations of our land positions owned or under control in Europe and due to our personnel who are experienced in the land entitlement process.
      Asia — our competition in the CDFS business segment in Asia comes primarily from local and regional developers as opposed to real estate companies operating in several countries. We believe that we have additional competitive advantages over the local development companies in Asia due to our global experience in the development of distribution properties, our relationships with key customers established by our local personnel and our global customer base. We believe the formation of the ProLogis Japan Properties Fund II in late 2005 demonstrates our ability to access capital to allow for the future acquisition of our properties.

Customers
      We use the customer relationships that we have developed through our property operations segment activities and the ProLogis Operating System in marketing our CDFS business. In 2005, approximately

50% of the leased distribution space in our CDFS business segment properties was leased to repeat customers.

Employees
      We employ approximately 205 employees that are assigned to the CDFS business segment. Our other employees may assist with CDFS business segment activities. We believe that our relationships with our employees are good and our employees are generally not represented by collective bargaining agreements.

Seasonal Nature of the Business
      The demand for the properties that are developed or acquired in the CDFS business segment is not seasonal in nature. However, development activities may be impeded by weather in certain markets, particularly during the winter months, affecting the scheduling of development activities and potentially delaying construction starts and completions.

Future Plans
      We intend to continue to conduct the business of the CDFS business segment substantially as we have in the past. We expect to increase our development activities due, in part, to the land positions and opportunities acquired in the Catellus Merger through both direct-owned development and investments in CDFS joint ventures. To be successful in the CDFS business segment, we believe we must be able to: (i) develop, acquire and rehabilitate or reposition and lease properties on a timely basis and (ii) have access to capital available to acquire CDFS business properties. With respect to the first requirement for success, we have demonstrated that we have the ability to develop and acquire properties that can be contributed or disposed of to generate profits. The ability to lease our properties is dependent on customer demand. Properties contributed to property funds must generally meet specified leasing criteria. We experienced stronger leasing activity in 2005 than in 2004. We expect some improvement in leasing in 2006 based on our expectations for economic conditions in our target markets. Our market research and customer feedback indicate that consolidation and reconfiguration of supply chains driven by the need for distribution space users to add efficiencies within their distribution networks will continue to favorably impact the demand for distribution properties and the distribution-related services that we plan to offer in the CDFS business segment in 2006. Also, the limited supply of state-of-the-art distribution space in Europe and Asia and our position of being a single-source provider of distribution space could also provide opportunities within this operating segment. We believe that we have differentiated ourselves from our competitors by providing high quality customer service that can partially mitigate the impact of declines in market leasing activities over time. For the past two years, approximately 50% of the leased distribution space in our CDFS business segment properties was leased to repeat customers.
      We intend to utilize the capital generated through the contributions and sales of properties, the proceeds from private or public debt and equity issuances and our credit facilities to fund our future CDFS business activities. Further, we intend to actively pursue other sources of committed capital to form new property funds that will acquire our CDFS business properties not subject to exclusivity as noted below, such as the new property funds formed and announced in 2005 and early 2006, as discussed earlier (see Notes 5 and 21 to our Consolidated Financial Statements in Item 8).
      We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments aggregating approximately $1.5 billion, which expire in February 2009.
      We are committed to offer to contribute all of our stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund as long as the fund has capital to invest. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements aggregating €636.6 million (the currency equivalent of approximately $761.1 million at December 31, 2005) of which €200.8 million (the currency equivalent of approximately $240.0 million at

December 31, 2005) was unfunded at December 31, 2005. In addition, we were committed to make additional equity contributions of €135.4 million (the currency equivalent of approximately $161.8 million at December 31, 2005). The subscription agreements expire on August 29, 2006.
      We are committed to offer to contribute all of our stabilized development properties available in Japan to ProLogis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has equity commitments aggregating $750.0 million, including commitments of $150.0 million from us, which expire in August 2008.
      These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient capital to acquire the properties that we expect to have available during 2006. Should the property funds choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, the rights under the agreement with regard to that specific property will terminate.
      There can be no assurance that if these property funds do not continue to acquire the properties that we have available, that we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.

Other
      We have other segments that do not meet the threshold criteria to disclose as a reportable segment. These operations include (i) management of land subject to ground leases; (ii) office property operations; and (iii) the ownership of or investment in hotel properties. Each operating property and activity is located in the United States and is considered to be an individual operating segment. These segments were added through the Catellus Merger. Our long-term investment objectives do not include investments in the office or hotel sectors. Consequently, we expect to dispose of these properties as market conditions and other business considerations allow and, therefore, we do not expect much growth in these segments.
Our Management

Senior Management
      Our Chief Executive Officer, Jeffrey H. Schwartz, and our President and Chief Operating Officer, Walter C. Rakowich head our management team. Mr. Schwartz and Mr. Rakowich also serve as members on our Board of Trustees (the “Board”).
      In addition to the leadership and oversight provided by Messrs. Schwartz and Rakowich, Dessa M. Bokides has been our Chief Financial Officer since September 2005. Mr. Rakowich served as Chief Financial Officer until that time. Ted R. Antenucci, who joined us as part of the Catellus Merger in September 2005, is our President of Global Development. Our general counsel and corporate secretary is Edward S. Nekritz. In addition, our investments and operations are overseen by Robert J. Watson, North America President and Chief Operating Officer, Steven K. Meyer, Europe President and Chief Operating Officer, Masato Miki and Mike Yamada, Japan Co-Presidents and Ming Z. Mei, Managing Director of China. Further, in North America, two senior members of the management team lead each of our five regions (Northeast, Midwest, Southeast, Central/ Mexico and Pacific), one of whom is responsible for operations and one of whom is responsible for capital deployment. A senior officer who has both operations and capital deployment responsibilities leads each of the four regions in Europe (Northern Europe, Central Europe, Southern Europe and the United Kingdom). In addition, our fund management business is led by an individual in each of North America, Europe and Asia.
      We maintain a Code of Ethics and Business Conduct applicable to our Board and all of our officers and employees, including the principal executive officer, the principal financial officer, and the principal accounting officer, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available on our website, www.prologis.com. In addition to being accessible through our website, copies of our Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, 4545 Airport Way, Denver, Colorado 80239. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officer, the principal financial officer, or the principal accounting officer, or persons performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website.
      The reference to our website does not constitute incorporation by reference of the information contained in the website and such information should not be considered to be part of this document.

ProLogis’ Operating System
      Our management team is responsible for overseeing the ProLogis Operating System, the cornerstone of our business strategy, to allow us to achieve long-term sustainable growth in cash flow and sustain a high level of return for our shareholders. The ProLogis Operating System is a proprietary property management and customer service delivery system that we designed to assist our professional management team in providing a unique and disciplined approach to serving existing and prospective customers. We believe that, through the ProLogis Operating System, we are, and will continue to be, well positioned to leverage our customer relationships to generate additional business opportunities.

Capital Management and Capital Deployment
      Within the ProLogis Operating System, we have a team of professionals who are responsible for managing and leasing our properties and those owned by the property funds that we manage. These capital management team members are part of the Market Services Group. We have market officers who are primarily responsible for understanding and meeting the needs of existing and prospective customers in their respective markets. In addition, the market officers, along with their team of property management and leasing professionals, use their knowledge of local market conditions to assist the Global Services Group in identifying and accommodating those customers with multiple market requirements and assisting in the marketing efforts directed at those customers. The market officers’ ability to serve customers in the local market is enhanced by their access to our national and international resources. The focus of the market officers is on: (i) creating and maintaining relationships with customers, potential customers and industrial brokers; (ii) managing the capital invested in their markets; (iii) leasing our properties; and (iv) identifying potential acquisition and development opportunities in their markets.
      Capital deployment is the responsibility of a team of professionals who focus on ensuring that our capital resources are deployed in an efficient and productive manner that will best serve our long-term objective of increasing shareholder value. The team members responsible for capital deployment evaluate acquisition, disposition and development opportunities in light of the market conditions in their respective regions and our overall goals and objectives. Capital deployment officers work closely with Global Development to create master-planned distribution parks utilizing the extensive experience of the Global Development team members. Global Development incorporates the latest technology with respect to building design and systems and has developed standards and procedures that we strictly adhere to in the development of all properties to ensure that properties we develop are of a consistent quality.

Customer Service
      The Global Solutions Group provides services to a targeted customer base that has been identified as large users of distribution space. The Global Solutions Group’s primary focus is to position us as the preferred provider of distribution space to these targeted customers. The professionals in the Global Solutions Group also seek to build long-term relationships with our existing customers by addressing their distribution and logistics needs. The Global Solutions Group provides our customers with outsourcing options for network optimization tools, strategic site selection assistance, business location services, material handling equipment and design consulting services.

Executive Committee Members
      Jeffrey H. Schwartz* — 46 — Chief Executive Officer of ProLogis since January 2005. Mr. Schwartz was President of International Operations of ProLogis from March 2003 to December 2004 and he was President and Chief Operating Officer — Asia from March 2002 to December 2004. Mr. Schwartz was President and Chief Executive Officer of Vizional Technologies, Inc. (“Vizional Technologies”), previously an unconsolidated investee of ProLogis from September 2000 to February 2002. From October 1994 to August 2000, Mr. Schwartz was with ProLogis, most recently as Vice Chairman for International Operations. Prior to originally joining ProLogis in October 1994, Mr. Schwartz was a founder and managing partner of The Krauss/ Schwartz Company, an industrial real estate developer in Florida. Mr. Schwartz was appointed to the Board in August 2004.
      Walter C. Rakowich* — 48 — President and Chief Operating Officer of ProLogis since January 2005 and Chief Financial Officer from December 1998 until September 2005. Mr. Rakowich was Managing Director of ProLogis from December 1998 to December 2004. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a Principal with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich was appointed to the Board in August 2004.
      Ted R. Antenucci* — 41 — President of Global Development of ProLogis since September 2005. Prior to joining ProLogis, Mr. Antenucci was President of Catellus Commercial Development Corp. from September 2001 to September 2005, with responsibility for all development, construction and acquisition activities. Prior thereto, Mr. Antenucci served as Executive Vice President of Catellus Commercial Group from April 1999 to September 2001, where he managed the company’s industrial development activities throughout the western United States, including northern and southern California, Denver, Chicago, Dallas, and Portland.
      Dessa M. Bokides* — 46 — Executive Vice President and Chief Financial Officer of ProLogis since September 2005. Prior to joining ProLogis, Ms. Bokides was the Vice President — Finance and Treasurer for Pitney Bowes, Inc., where she was responsible for treasury operations, pension management, tax, long-range financial planning, capital investments, enterprise risk management, and worldwide real estate and facilities. From 1996 to 1999, Ms. Bokides was the Global Head and Managing Director of the Rating Advisory and Capital Strategy Group at Deutsche Bank Securities and a Managing Director on the Deutsche Bank debt capital markets desk. From 1987 to 1996, Ms. Bokides was a vice president in the credit department and Head of Commitment products for Goldman, Sachs & Co where she served on the firm-wide risk steering committee.
      Ming Z. Mei — 33 — Managing Director of China at ProLogis since December 2005, where he is responsible for capital management and development activities in China. Mr. Mei was a Senior Vice President of ProLogis since December 31, 2004. Previously, Mr. Mei was First Vice President of ProLogis with similar responsibilities. Prior to joining ProLogis in March 2003, Mr. Mei was Director of Finance and Business Development for the Asia Pacific Region of Owens Corning, a global building materials manufacturing company.
      Steven K. Meyer* — 57 — Europe President and Chief Operating Officer since January 2004. Mr. Meyer was Managing Director of ProLogis from December 1998 to January 2004, where he had capital deployment responsibilities for the Central/ Mexico region and has been with ProLogis in various capacities since September 1994. Prior to joining ProLogis, Mr. Meyer was an Executive Vice President with Trammell Crow Company, a diversified commercial real estate company in North America, where he was director of industrial leasing and development in Dallas.
      Masato Miki — 41 — Japan Co-President of ProLogis since March 2006, where he is responsible for acquisitions, finance operations and fund management in Japan. Mr. Miki was Managing Director of ProLogis from December 2004 to March 2006 and Senior Vice President of ProLogis from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since August 2002.

Prior to joining ProLogis, Mr. Miki was Vice President of Mitsui Fudosan Investment Advisors, Inc., an affiliate of Mitsui Fudosa Co., Ltd., a comprehensive real estate company in Japan.
      Edward S. Nekritz* — 40 — Managing Director of ProLogis since December 2002, General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999, where he oversees the provision of all legal services for ProLogis and is responsible for ProLogis’ Risk Management and Asset Services departments. Mr. Nekritz has been with ProLogis in varying capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer, Brown, Rowe and Maw).
      Robert J. Watson* — 56 — North America President and Chief Operating Officer since January 2004. Mr. Watson was President and Chief Operating Officer — Europe of ProLogis from December 1998 to January 2004 and has been with ProLogis in various capacities since November 1992. Prior to joining ProLogis, Mr. Watson was the Regional Partner for Southwest United States Real Estate with Trammell Crow Company, a diversified commercial real estate company in North America.
      Mike Yamada — 52 — Japan Co-President of ProLogis since March 2006, where he is responsible for development and leasing activities in Japan. Mr. Yamada was Managing Director of ProLogis from December 2004 to March 2006 and Senior Vice President of ProLogis from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since April 2002. Prior to joining ProLogis, Mr. Yamada was a Senior Officer of Fujita Corporation, a construction company in Japan.

*	These individuals are designated as Executive Officers under Item 401 of Regulation S-K.
Environmental Matters
      A majority of the properties acquired by us were subjected to environmental reviews either by us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Note 18 to our Consolidated Financial Statements in Item 8.
Insurance Coverage
      We carry comprehensive insurance coverage. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and other of our business operations in specific markets. Such coverage includes property, liability, fire, flood, earthquake, environmental, terrorism, extended coverage and rental loss. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated profits.
Item 1A.     Risk Factors
      Our operations and structure involve various risks that could adversely affect our financial condition, results of operations, distributable cash flow and the value of our common shares. These risks include, among others:
General Real Estate Risks
General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated, such as California, may impact financial results.
      We are exposed to the general economic conditions, the local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties. Approximately 30.5% of our North American properties (based on our investment before depreciation in our direct-owned portfolio) are located in California. Properties in California may be more susceptible to certain types of natural disasters, such as earthquakes, brush fires, flooding and mudslides, than properties located in other markets and a major natural disaster in California could have a material adverse effect on our operating results. We also have significant holdings in certain markets of our direct-owned portfolio located in Atlanta, Chicago, Dallas/ Fort Worth and New Jersey. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities. In addition, the property funds in which we have an ownership interest have concentrations of properties in the same markets, as well as the United Kingdom and Japan.
Real property investments are subject to risks that could adversely affect our business.
      Real property investments are subject to varying degrees of risk. While we seek to minimize these risks through geographic diversification of our portfolio, market research and our property management capabilities, these risks cannot be eliminated. Some of the factors that may affect real estate values include:

•	changes in the general economic climate;

•	local conditions, such as an oversupply of distribution space or a reduction in demand for distribution space in an area;

•	the attractiveness of our properties to potential customers;

•	competition from other available properties;

•	our ability to provide adequate maintenance of, and insurance on, our properties;

•	our ability to control rents and variable operating costs;

•	governmental regulations, including zoning, usage and tax laws and changes in these laws; and

•	potential liability under, and changes in, environmental, zoning and other laws.
Our investments are concentrated in the industrial sector and our business would be adversely affected by an economic downturn in that sector.
      Our investments in real estate assets are primarily concentrated in the industrial distribution sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.
Our real estate development strategies may not be successful.
      We have developed a significant number of distribution properties since our inception and intend to continue to pursue development activities as opportunities arise. In addition, we currently own approximately 6,568 acres of land for future potential development of distribution properties and other commercial real estate projects. Such development activities generally require various government and other approvals and we may not receive such approvals. We will be subject to risks associated with such development activities including, but not limited to:

•	the risk that development opportunities explored by us may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, building, occupancy and other governmental permits and authorizations;

•	the risk that we may not be able to obtain land on which to develop, especially in Asia;

•	the risk that construction costs of a property may exceed the original estimates or that construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all; including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment; and

•	the risk that occupancy levels and the rents that can be charged for a completed project will not be met, making the project unprofitable.
Our business strategy associated with contributing properties to funds we manage or disposing of properties to third parties may not be successful.
      We have contributed to property funds, or sold to third parties, a significant number of distribution properties in recent years and we intend to continue to contribute and sell properties as opportunities arise, particularly from our CDFS business segment, which is an integral part of our business strategy. Our ability to contribute or sell properties on advantageous terms is dependent upon competition from other owners of properties that are trying to dispose of their properties, current market conditions, including the capitalization rates applicable to our properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute or sell these properties. Continued access to private and public debt and equity capital by the property funds is necessary in order for us to continue our strategy of contributing properties to property funds. Should we not have sufficient properties available that meet the investment criteria of current or future property funds, or should the property funds have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flow and on the value of our securities. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flow, our ability to meet our debt obligations in a timely manner and the value of our securities in subsequent periods.
Our growth will depend on future acquisitions of distribution properties, which involves risks that could adversely affect our operating results and the value of our securities.
      We acquire distribution properties from time to time in both our property operations and CDFS business segments. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. There is, and it is expected that there will continue to be, significant competition for investment opportunities that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities, if necessary.
Our operating results and distributable cash flow will depend on the continued generation of lease revenues from customers.
      Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. We are also subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing customers, the space may not be re-leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer of any of our properties may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.
Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.
      Our results of operations, distributable cash flow and the value of our securities would be adversely affected if we are unable to lease, on economically favorable terms, a significant amount of space in our operating properties. We had 7.4 million square feet of distribution, retail and office space with leases that either expired on December 31, 2005 or were on a month-to-month basis at that date and we have 26.8 million square feet of distribution, retail and office space (out of a total of 160.4 million occupied square feet) with leases that expire in 2006 in our direct-owned properties. The property funds had a combined 5.4 million square feet of distribution space with leases that either expired on December 31, 2005 or were on a month-to-month basis at that date and the property funds have a combined 14.1 million square feet of distribution space (out of a total of 154.6 million occupied square feet of distribution space) with leases that expire in 2006. The number of distribution, retail and office properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained in new leases. For the past two years, our rental rates on new or renewed leases of previously leased distribution space have declined.
The fact that real estate investments are not as liquid as other types of assets may reduce economic returns to investors.
      Real estate investments are not as liquid as other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, we must comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax bases and the costs of improvements made to these properties, and meet other tests which enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets, or contribute assets to property funds or other entities in which we have an ownership interest may be restricted.
Our insurance coverage does not include all potential losses.
      We and our unconsolidated investees currently carry comprehensive insurance coverage including property, liability, fire, flood, earthquake, environmental, terrorism, extended coverage and rental loss as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated investees, including the property funds, are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.
We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results and financial condition.
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
      A majority of the properties we have acquired were subjected to environmental reviews either by us or by the predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
      In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, we recorded a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, we will incur environmental remediation costs associated with certain land parcels acquired in the Catellus Merger in connection with the development of the land. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
      However, we cannot give any assurance that such conditions do not exist or may not arise in the future. The presence of such substances on our real estate investments could adversely affect our ability to sell such investments or to borrow using such investments as collateral and may also have an adverse effect on our distributable cash flow.
Risks Related to Financing and Capital
Our operating results and financial condition could be adversely affected if we do not continue to have access to capital on favorable terms.
      As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders. Consequently, we are, as are all REITs, largely dependent on external capital to fund our development and acquisition activities. We have been accessing private or public debt and equity capital through the establishment of property funds that acquire properties. Our ability to access capital through the property funds is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Further, we generate significant profits as a result of the contributions of properties to the property funds. To the extent that capital is not available to the property funds to allow them to acquire our properties, these profits may not be realized or their realization may be delayed which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Our ability to contribute or sell properties from our development pipeline and recognize profits from our development activities will be jeopardized and our ability to meet projected earnings levels and generate distributable cash flow would be adversely affected should the existing equity commitments to the property funds not be available (due to investor default or otherwise) such that these property funds cannot acquire the properties that we expect to have available for contribution. This impact would occur in the short-term and would continue until we are able to sell the properties to third parties or until we could secure another source of capital to finance the properties. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our securities.

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt or are unable to refinance our debt on favorable terms.
      We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. Our credit facilities bear interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and we may lose the property securing such indebtedness.
Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.
      The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness even if we had satisfied our payment obligations. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.
Federal Income Tax Risks
Failure to qualify as a REIT could adversely affect our cash flows.
      We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 1993. In addition, we have a subsidiary that has elected to be taxed as a REIT beginning in 2005 and certain unconsolidated investees that are REITs, and are subject to all the risks pertaining to the REIT structure, discussed herein. To maintain REIT status, we must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all of its ordinary taxable income to shareholders on a current basis and that the REIT’s equity ownership is not overly concentrated. Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in our business, no assurance can be given that we will qualify as a REIT for any particular year.
      If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to shareholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce our cash flow and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in our assets as of the date of requalification and to make distributions to our shareholders equal to any earnings accumulated during the period of non-REIT status.
Potential adverse effect of REIT distribution requirements could adversely affect our financial condition.
      To maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and our net capital gains. This requirement limits our ability to accumulate capital. We may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received, because expenses may have to be paid before a deduction is allowed or because deductions may be disallowed or limited, or the Internal Revenue Service (the “IRS”) may make a determination that adjusts reported income. In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply which could adversely affect our financial condition. If we fail to make a required distribution, we would cease to be taxed as a REIT.
Prohibited transaction income could result from certain property transfers.
      We contribute properties to property funds and sell properties to third parties from the REIT and from taxable REIT subsidiaries (“TRS”). Under the Code, a disposition of a property from other than a taxable subsidiary could be deemed to be a prohibited transaction. In such case, a 100% penalty tax on the resulting gain could be assessed. The determination that a transaction constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain contributions or sales of properties by us are prohibited transactions. While we do not believe the IRS would prevail in such a dispute, if the IRS successfully argued the matter, the 100% penalty tax could be assessed against the gains from these transactions. Additionally, any gain from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualification as a REIT.
Liabilities recorded for pre-existing tax audits may not be sufficient.
      Catellus is subject to pending audits by the IRS and the California Franchise Tax Board of its 1999 through 2002 income tax returns, including certain of its subsidiaries and partnerships. We have recorded an accrual that represents our best estimate of the liabilities that may arise from these audits. The audits may result in an adjustment in which the actual liabilities or settlement costs, including interest and potential penalties, if any, may prove to be more than the liability we have recorded. See Note 15 to our Consolidated Financial Statements in Item 8.
Uncertainties relating to Catellus’ estimate of its “earnings and profits” attributable to C-corporation taxable years may have an adverse effect on our distributable cash flow.
      In order to qualify as a REIT, a REIT cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a C-corporation taxable year. A REIT has until the close of its first full taxable year as a REIT in which it has non-REIT earnings and profits to distribute these accumulated earnings and profits. Because Catellus’ first full taxable year as a REIT was 2004, Catellus was required to distribute these earnings and profits prior to the end of 2004. Failure to meet this requirement would result in Catellus’ disqualification as a REIT. Catellus distributed its accumulated non-REIT earnings and profits in December 2003, well in advance of the 2004 year-end deadline, and believed that this distribution was sufficient to distribute all of its non-REIT earnings and profits. However, the determination of non-REIT earnings and profits is complicated and depends upon facts with respect to which Catellus may have less than complete information or the application of the law governing earnings and profits, which is subject to differing interpretations, or both. Consequently, there are substantial uncertainties relating to the estimate of Catellus’ non-REIT earnings and profits, and we cannot be assured that the earnings and profits distribution requirement has been met. These uncertainties include the possibility that the IRS could upon audit increase the taxable income of Catellus, which would increase the non-REIT earnings and profits of Catellus. There can be no assurances that we have satisfied the requirement that Catellus distribute all of its non-REIT earnings and profits by the close of its first taxable year as a REIT, and therefore, this may have an adverse effect on our distributable cash flow.
There are potential deferred and contingent tax liabilities that could affect our operating results or financial condition.
      Palmtree Acquisition Corporation, our subsidiary that was the surviving corporation in the Catellus Merger, is subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) and potential state taxes on any gain recognized within ten years of Catellus’ conversion to a REIT from a disposition of any assets that Catellus held at the effective time of its election to be a REIT, but only to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election (which was January 1, 2004). Gain from a sale of an asset occurring more than 10 years after the REIT conversion will not be subject to this corporate-level tax. We do not currently expect to dispose of any asset of the surviving corporation in the merger if such a disposition would result in the imposition of a material tax liability unless we can affect a tax-deferred exchange of the property. However, certain assets are subject to third party purchase options that may require us to sell such assets, and those assets may carry deferred tax liabilities that would be triggered on such sales. We have recorded deferred tax liabilities related to these built-in-gains. There can be no assurances that our plans in this regard will not change and, if such plans do change or if a purchase option is exercised, that we will be successful in structuring a tax-deferred exchange.
Other Risks
We are dependent on key personnel.
      Our executive and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely impact our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.
Share prices may be affected by market interest rates.
      The annual distribution rate on common shares as a percentage of our market price may influence the trading price of such common shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate than we have set, which could adversely affect the value of our common shares.
The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.
      We have pursued and intend to continue to pursue growth opportunities in international markets and often invest in countries where the U.S. dollar is not the national currency. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant depreciation in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.
We are subject to governmental regulations and actions that affect operating results and financial condition.
      There are many laws and governmental regulations that apply to us, our unconsolidated investees and our properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur. Further, economic and political factors, including civil unrest, governmental changes and restrictions on the ability to transfer capital across borders in the United States, but primarily in the foreign countries in which we have invested, can have a major impact on us as a global company.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We have directly invested in real estate assets that are primarily generic industrial distribution properties. In Japan, our distribution properties will generally be multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. Based on the square footage of operating properties directly owned by us in our property operations segment at December 31, 2005, our properties are 99.4% industrial properties, including 90.5% of properties used for bulk distribution, 7.9% used for light manufacturing and assembly and 1.0% for other purposes, primarily service centers, while the remaining 0.6% of our properties are retail.
      We have direct ownership of 1,461 operating properties, including 1,432 industrial distribution properties and 29 retail properties in North America, Europe and Asia at December 31, 2005. All retail properties are located in North America. In North America, properties that are owned directly by us are located in 34 markets in 26 states and the District of Columbia in the United States and in three markets in Mexico. In Europe, the properties owned directly by us are located in 18 markets in eight countries. In Asia, the properties that are owned directly by us are located in four markets in three countries.
Geographic Distribution
      We define our markets based on the concentration of properties in a specific area. A market, as defined by us, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country.
Properties
      The information in the following tables is as of December 31, 2005 for the operating properties, properties under development and land directly owned by us including 138 buildings owned by entities in which we own less than 100% and consolidate. All of the operating properties are included in our property operations segment, while properties under development and land are included in the CDFS business segment. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2005, except for the Los Angeles/ Orange County, California market. No individual property or group of properties operating as a single business unit generated income equal to 10% or more of our consolidated gross revenues or total income for the year ended December 31, 2005. The table does not include properties that are owned by property funds or by our other unconsolidated investees which are discussed under “— Unconsolidated Investees.”

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased(1)	Footage	Depreciation	Encumbrances(2)

Operating properties owned in the property operations segment at December 31, 2005 (dollars and square footage in thousands):
Industrial distribution properties:
North America(3):
United States:
Atlanta, Georgia	84	91.83%	9,499	$328,089	$34,867
Austin, Texas	25	100.00%	1,583	62,760	—
Charlotte, North Carolina	30	95.82%	3,801	120,913	40,393
Chattanooga, Tennessee	4	99.25%	1,076	16,278	—

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased(1)	Footage	Depreciation	Encumbrances(2)

Chicago, Illinois	88	89.75%	17,030	847,031	204,813
Cincinnati, Ohio	44	94.42%	5,469	157,032	39,773
Columbus, Ohio	31	82.24%	5,350	192,168	25,287
Dallas/ Fort Worth, Texas	124	89.87%	16,231	626,717	119,728
Denver, Colorado	36	92.05%	5,722	259,942	72,589
El Paso, Texas	16	74.22%	2,166	63,006	979
Ft. Lauderdale/ Miami, Florida	13	100.00%	1,217	71,348	7,200
Houston, Texas	92	85.75%	8,224	260,375	43,823
I-81 Corridor, Pennsylvania	11	93.08%	2,799	154,155	12,081
Indianapolis, Indiana	43	92.01%	4,716	162,182	—
Las Vegas, Nevada	18	98.14%	2,276	105,022	11,862
Los Angeles/ Orange County, California	92	89.19%	19,056	1,456,978	491,308
Louisville, Kentucky	9	88.61%	2,256	72,502	19,393
Memphis, Tennessee	43	77.42%	6,770	182,571	—
Nashville, Tennessee	38	98.77%	4,093	107,767	6,703
New Jersey	41	79.49%	8,213	488,962	42,600
Orlando, Florida	21	95.08%	1,937	80,731	6,581
Phoenix, Arizona	38	99.99%	3,107	137,894	14,882
Portland, Oregon	25	94.96%	1,975	104,069	21,389
Reno, Nevada	24	96.09%	3,001	117,051	—
Salt Lake City, Utah	7	87.08%	1,686	48,230	—
San Antonio, Texas	51	93.08%	4,087	123,725	—
San Diego, California	13	90.68%	188	24,813	—
San Francisco (Central Valley), California	19	92.34%	4,076	177,961	28,315
San Francisco (East Bay), California	59	97.84%	5,100	310,150	105,120
San Francisco (South Bay), California	84	85.50%	5,516	449,858	81,845
Seattle, Washington	9	100.00%	1,036	45,963	359
St. Louis, Missouri	13	93.66%	1,252	41,199	5,432
Tampa, Florida	56	93.56%	3,559	139,484	9,610
Washington D.C./ Baltimore, Maryland	41	84.08%	5,405	259,540	35,522
Other	3	92.88%	437	18,853	—
Mexico:
Juarez	13	72.91%	1,237	44,921	—
Monterrey	5	64.99%	509	17,192	—
Reynosa	14	93.54%	1,596	68,954	—

Subtotal North America	1,377	89.71%	173,251	7,946,386	1,482,454

Europe (18 markets)(4):
Czech Republic	2	49.13%	282	14,599	—
France	10	60.66%	2,377	119,976	—
Germany	5	45.46%	835	64,418	—
Hungary	1	0.00%	197	8,176	—

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased(1)	Footage	Depreciation	Encumbrances(2)

Italy	3	50.29%	675	37,410	—
Poland	10	59.77%	2,260	91,341	—
Spain	2	100.00%	512	29,802	—
United Kingdom	15	50.51%	3,464	312,705	—

Subtotal Europe:	48	55.76%	10,602	678,427	—

Asia (4 markets)(5):
China	4	75.25%	689	22,927	—
Japan	2	89.86%	859	71,568	—
Singapore	1	100.00%	150	11,598	—

Subtotal Asia	7	84.83%	1,698	106,093	—

Total industrial distribution properties	1,432	87.72%	185,551	$8,730,906	$1,482,454

Retail properties	29	92.17%	1,112	$288,253	$31,516

Total operating properties owned in the property operations segment at December 31, 2005	1,461	87.75%	186,663	$9,019,159	$1,513,970

			Properties Under Development
	Land Held for
	Development			Rentable
			No. of	Square		Total Expected
	Acreage	Investment	Bldgs.	Footage	Investment	Cost(6)

Land held for development and properties under development at December 31, 2005 (dollars and square footage in thousands):
North America:
United States:
Atlanta, Georgia	372.7	$24,562	2	1,780	$37,281	$52,087
Austin, Texas	3.0	12,037	—	—	—	—
Charlotte, North Carolina	44.2	5,633	2	355	6,265	14,164
Chicago, Illinois	531.8	65,367	1	806	15,352	25,141
Cincinnati, Ohio	86.1	7,837	—	—	—	—
Columbus, Ohio	129.3	5,419	1	513	12,228	16,604
Dallas/ Fort Worth, Texas	588.7	39,938	—	—	—	—
Denver, Colorado	348.1	19,894	—	—	—	—
El Paso, Texas	80.8	4,671	—	—	—	—
Houston, Texas	138.8	10,493	2	489	14,114	19,215
I-81 Corridor, Pennsylvania	336.5	34,826	1	936	14,418	26,407
Indianapolis, Indiana	92.7	5,021	—	—	—	—
Las Vegas, Nevada	13.2	2,044	—	—	—	—
Los Angeles/ Orange County, California	163.5	59,974	2	706	9,424	31,979
Louisville, Kentucky	64.9	4,337	1	483	12,300	16,504
Memphis, Tennessee	215.6	12,433	—	—	—	—

			Properties Under Development
	Land Held for
	Development			Rentable
			No. of	Square		Total Expected
	Acreage	Investment	Bldgs.	Footage	Investment	Cost(6)

New Jersey	315.1	73,571	1	108	824	6,357
Orlando, Florida	—	—	3	378	8,452	19,351
Portland, Oregon	55.0	11,483	3	326	8,798	22,611
Reno, Nevada	6.2	577	—	—	—	—
Salt Lake City, Utah	9.6	216	—	—	—	—
San Antonio, Texas	26.0	1,679	3	357	13,680	15,809
San Francisco, California	1,235.8	95,172	—	—	—	—
Seattle, Washington	10.6	2,219	—	—	—	—
Tampa, Florida	56.7	4,375	—	—	—	—
Washington D.C./ Baltimore, Maryland	128.5	11,312	3	227	6,171	17,373
Mexico:
Juarez	26.4	5,445	—	—	—	—
Monterrey	237.8	28,384	1	67	1,521	3,322
Reynosa	38.2	4,914	3	369	2,973	15,353
Canada:
Toronto	79.5	30,737	3	986	33,004	60,718

Subtotal North America	5,435.3	584,570	32	8,886	196,805	362,995

Europe (24 total markets):
Belgium	20.6	4,222	3	587	12,509	34,878
Czech Republic	10.4	3,001	—	—	—	—
France	243.6	27,089	1	435	6,940	22,302
Germany	56.5	25,098	3	402	21,125	31,262
Hungary	46.3	7,348	—	—	—	—
Italy	80.4	26,575	3	843	35,437	45,451
Netherlands	15.1	6,364	—	—	—	—
Poland	230.0	40,917	3	1,135	13,150	45,437
Spain	43.1	20,153	—	—	—	—
United Kingdom	328.0	203,645	12	4,045	259,092	443,241

Subtotal Europe	1,074.0	364,412	25	7,447	348,253	622,571

Asia (8 total markets):
China	26.4	7,996	7	1,387	9,122	40,779
Japan	32.0	88,064	8	5,527	330,165	735,871

Subtotal Asia	58.4	96,060	15	6,914	339,287	776,650

Total land held for development and properties under development in the CDFS business segment at December 31, 2005	6,567.7	$1,045,042	72	23,247	$884,345	$1,762,216

      The following is a summary of our direct-owned investments in real estate assets at December 31, 2005:

Investment Before
Depreciation

(In thousands)
Industrial distribution properties(3)(4)(5)	$8,730,906
Retail properties	288,253
Office properties(7)	254,573
Land subject to ground leases and other(8)	538,095
Properties under development	884,345
Land held for development	1,045,042
Other investments(9)	133,916

Totals	$11,875,130

(1)	Represents the percentage leased at December 31, 2005. Operating properties at December 31, 2005 include recently completed development properties that may be in the initial lease-up phase, including properties aggregating 17.1 million square feet that were completed in 2005. The inclusion of properties in the initial lease-up phase can reduce the overall leased percentage.

(2)	Certain properties are pledged as security under our secured debt and assessment bonds at December 31, 2005. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $129.6 million of encumbrances related to other real estate assets not included in the property operations segment. See Schedule III — Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	In North America, includes 71 properties aggregating 17.9 million square feet at total investment of $681.9 million that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party.

(4)	In Europe, includes 46 properties aggregating 9.8 million square feet at a total investment of $643.3 million that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party.

(5)	In Asia, all properties were developed or acquired in the CDFS business segment and are pending contribution to a property fund.

(6)	Represents the total expected cost at completion for properties under development, including the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest, project management costs and other appropriate costs to be capitalized during construction, rather than actual costs incurred to date.

(7)	Represents 24 office properties in North America aggregating 1.8 million square feet that are 84.1% leased. All properties were acquired in the Catellus Merger.

(8)	Amounts represent investments of $424.5 million in land subject to ground leases, one hotel property representing an $83.8 million investment and an investment of $29.8 million in railway depots, all of which were acquired in the Catellus Merger.

(9)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects; and (v) costs related to our corporate office buildings.

Unconsolidated Investees
      At December 31, 2005, our investments in and advances to unconsolidated investees totaled $1.0 billion. Our investments in and advances to property funds in the fund management segment totaled $755.3 million at December 31, 2005. Our investments in and advances to CDFS joint ventures operating in the CDFS business segment totaled $182.4 million at December 31, 2005 and our investments in other unconsolidated investees totaled $112.0 million at December 31, 2005.

Property Funds
      At December 31, 2005, we had ownership interests ranging from 11.3% to 50% in 14 property funds that are presented under the equity method. The property funds primarily own operating properties and our investments in the property funds are included in our fund management segment. We act as manager of each property fund. The information provided in the table below (dollars and square footage in thousands) is for the total entity in which we have an ownership interest, not our proportionate share of the entity. See “Item 1. Business” and Note 5 to our Consolidated Financial Statements in Item 8.

				Rentable
	No. of	No. of		Square	Percentage	Entity’s
	Bldgs.	Markets		Footage	Leased(1)	Investment(2)

North America:
ProLogis California	81	1		14,211	97.10%	691,761
ProLogis North American Properties Fund I	36	16		9,406	93.89%	378,646
ProLogis North American Properties Fund II(3)	27	13		4,477	96.69%	237,648
ProLogis North American Properties Fund III(3)	34	15		4,380	96.89%	212,744
ProLogis North American Properties Fund IV(3)	17	10		3,475	97.29%	143,059
ProLogis North American Properties Fund V	138	29		32,898	98.61%	1,394,530
ProLogis North American Properties Fund VI	22	7		8,648	95.31%	509,569
ProLogis North American Properties Fund VII	29	8		6,055	93.92%	385,633
ProLogis North American Properties Fund VIII	24	9		3,064	96.06%	190,131
ProLogis North American Properties Fund IX	20	7		3,439	90.18%	192,762
ProLogis North American Properties Fund X	29	9		4,191	73.76%	218,535
ProLogis North American Properties Fund XI	14	3		4,316	97.96%	229,374

Total North America	471	35	(4)	98,560	95.69%	4,784,392
Europe:
ProLogis European Properties Fund	263	27		53,984	96.34%	3,944,844
Asia:
ProLogis Japan Properties Fund I	18	3		7,225	100.00%	1,185,879

Total Property Funds	752	65		159,769	96.11%	$9,915,115

(1)	The percentage occupancy presented is the leased percentage occupancy at December 31, 2005.

(2)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2005, except with respect to ProLogis North American Properties Fund XI. We acquired our ownership interest in this entity in August 2004, and therefore, in accordance with purchase accounting, the investment represents 100% of the fair value of the operating properties owned by these entities, adjusted for subsequent activity.

(3)	On January 4, 2006, we purchased the remaining 80% ownership interests in these property funds and subsequently contributed substantially all the assets and associated liabilities to the newly formed North American Industrial Fund. See Note 21 to our Consolidated Financial Statements in Item 8.

(4)	Represents the total number of markets in North America on a combined basis.

CDFS joint ventures
      At December 31, 2005, we had ownership interests in several entities that perform CDFS business activities and are presented under the equity method. On a combined basis, these entities owned 31 operating properties or properties under development at December 31, 2005. See Note 5 to our Consolidated Financial Statements in Item 8 for additional information.

Item 3.	Legal Proceedings
      From time to time, we and our unconsolidated investees are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
      Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
      Our common shares are listed on the NYSE under the symbol “PLD”. The following table sets forth the high and low sale prices, as reported in the NYSE Composite Tape, and distributions per common share, for the periods indicated.

	High Sale	Low Sale	Per Common
	Price	Price	Share Distribution

2004:
First Quarter	$36.00	$30.80	$0.365
Second Quarter	36.39	27.62	0.365
Third Quarter	36.95	32.74	0.365
Fourth Quarter	43.33	35.30	0.365
2005:
First Quarter	43.50	36.67	0.37
Second Quarter	42.34	36.50	0.37
Third Quarter	46.41	40.12	0.37
Fourth Quarter	47.61	39.81	0.37
2006:
First Quarter (through March 6)	$53.60	$46.29	$0.40
      On March 6, 2006, we had approximately 244,562,300 common shares outstanding, which were held of record by approximately 11,100 shareholders.

Distributions and Dividends
      In order to comply with the REIT requirements of the Code, we are generally required to make common share distributions and preferred share dividends (other than capital gain distributions) to our shareholders in amounts that together at least equal (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess noncash income. Our common share distribution policy is to distribute a percentage of our cash flow that ensures that we will meet the distribution requirements of the Code and that allows us to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.
      We announce the following year’s projected annual common share distribution level after the Board performs its annual budget review and approves a common share distribution level, generally in December of each year. In December 2005, the Board announced an increase in the annual distribution level for 2006 from $1.48 to $1.60 per common share. The payment of common share distributions is subject to the discretion of the Board, is dependent on our financial condition and operating results and may be adjusted at the discretion of the Board during the year.
      In addition to common shares, we have issued cumulative redeemable preferred shares of beneficial interest. At December 31, 2005, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of preferred shares outstanding have, subject to certain conditions, limited voting rights, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ours, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with our other series of preferred shares. Annual per share dividends paid on each series of preferred shares were as follows for the periods indicated:

	Years Ended
	December 31,

	2005	2004

Series C Preferred Shares	$4.27	$4.27
Series F Preferred Shares	$1.69	$1.69
Series G Preferred Shares	$1.69	$1.69
      Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.
      For more information regarding our distributions and dividends, see Note 11 to our Consolidated Financial Statements in Item 8.
Securities Authorized for Issuance Under Equity Compensation Plans
      For information regarding securities authorized for issuance under our equity compensation plans see Note 13 to our Consolidated Financial Statements in Item 8. The other information required by this Item 5 is incorporated herein by reference to the description under the caption “Equity Compensation Plans” in our definitive proxy statement for our 2006 annual meeting of shareholders (“2006 Proxy Statement”).

Other Shareholder Matters

Other Issuances of Common Shares
      During 2005, we issued 55,889,000 common shares in connection with the Catellus Merger.
      In 2005, we issued 11,000 common shares, upon exchange of limited partnership units in our majority-owned and consolidated real estate partnerships. These common shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Common Share Plans
      We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not purchased common shares in 2004 or 2005 or through March 6, 2006.
      We sell common shares under various common share plans as outlined in Note 10 to our Consolidated Financial Statements in Item 8.

Item 6.	Selected Financial Data
      The following table sets forth selected financial data relating to our historical financial condition and results of operations for 2005 and the four preceding years. Certain amounts for the years prior to 2005 presented in the table below have been reclassified to conform to the 2005 financial statement presentation.
      The amounts in the table below are in thousands, except for per share amounts.

	Years Ended December 31,

	2005(1)	2004	2003	2002	2001

Operating Data:
Total revenues	$1,868,041	$1,869,206	$1,473,289	$1,502,272	$1,244,098
Total expenses	$1,425,678	$1,511,923	$1,137,670	$1,144,293	$895,797
Operating income	$442,363	$357,283	$335,619	$357,979	$348,301
Interest expense	$178,369	$152,551	$154,427	$151,864	$162,493
Earnings from continuing operations	$317,842	$228,200	$243,543	$241,268	$119,355
Discontinued operations(2)	$78,321	$4,595	$7,132	$7,613	$8,789
Net earnings	$396,163	$232,795	$250,675	$248,881	$128,144
Net earnings attributable to common shares	$370,747	$202,813	$212,367	$216,166	$86,038
Net earnings per share attributable to common shares — Basic:
Continuing operations	$1.44	$1.09	$1.14	$1.18	$0.45
Discontinued operations	0.38	0.02	0.04	0.04	0.05

Net earnings per share attributable to common shares — Basic	$1.82	$1.11	$1.18	$1.22	$0.50

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$1.39	$1.06	$1.12	$1.16	$0.44
Discontinued operations	0.37	0.02	0.04	0.04	0.05

Net earnings per share attributable to common shares — Diluted	$1.76	$1.08	$1.16	$1.20	$0.49

Weighted average common shares outstanding:
Basic	203,337	182,226	179,245	177,813	172,755
Diluted	213,713	191,801	187,222	184,869	175,197
Common Share Distributions:
Common share cash distributions paid	$297,379	$266,135	$258,187	$252,270	$237,691
Common share distributions paid per share	$1.48	$1.46	$1.44	$1.42	$1.38

	Years Ended December 31,

	2005(1)	2004	2003	2002	2001

FFO(3):
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$370,747	$202,813	$212,367	$216,166	$86,038
Add (deduct) NAREIT defined adjustments:
Our direct adjustments	192,224	152,108	122,376	132,546	121,316
Items attributable to discontinued operations	(82,477)	4,633	6,177	6,039	5,709
Our share of reconciling items of unconsolidated investees	51,518	39,738	30,228	39,531	68,367

Total NAREIT defined adjustments	161,265	196,479	158,781	178,116	195,392

Subtotal — NAREIT defined FFO	532,012	399,292	371,148	394,282	281,430
Add (deduct) our defined adjustments:
Our direct adjustments	(2,020)	2,102	18,379	16,917	3,742
Items attributable to discontinued operations	(213)	(1,075)	—	—	—
Our share of reconciling items of unconsolidated investees	693	84	11,218	(18,150)	(3,969)

Total our defined adjustments	(1,540)	1,111	29,597	(1,233)	(227)

FFO attributable to common shares as defined by us	$530,472	$400,403	$400,745	$393,049	$281,203

Cash Flow Data:
Net cash provided by operating activities	$498,190	$558,853	$366,559	$441,374	$378,744
Net cash provided by (used in) investing activities	$(2,286,958)	$(690,016)	$(115,094)	$(158,707)	$68,480
Net cash provided by (used in) financing activities	$1,743,955	$36,189	$(30,771)	$(199,847)	$(477,105)

	December 31,

	2005(1)	2004	2003	2002	2001

Financial Position:
Real estate owned, excluding land held for development, before depreciation	$10,830,088	$5,737,730	$5,342,884	$5,008,707	$4,387,456
Land held for development	$1,045,042	$596,001	$511,163	$386,820	$200,737
Investments in and advances to unconsolidated investees	$1,049,743	$908,513	$677,293	$809,286	$1,308,856
Total assets	$13,114,096	$7,097,799	$6,367,466	$5,911,380	$5,557,984
Total debt	$6,677,880	$3,413,961	$2,990,669	$2,731,978	$2,578,340
Total liabilities	$7,567,429	$3,929,033	$3,270,757	$2,994,571	$2,838,225
Minority interest	$58,644	$66,273	$37,777	$42,467	$45,639
Total shareholders’ equity	$5,488,023	$3,102,493	$3,058,932	$2,874,342	$2,674,120
Number of common shares outstanding	243,781	185,789	180,183	178,146	175,888

(1)	On September 15, 2005, we completed the Catellus Merger with an aggregate purchase price of $5.3 billion. See Note 3 to our Consolidated Financial Statements in Item 8 for additional information.

(2)	Discontinued operations includes losses related to temperature controlled distribution assets of $25.2 million and $36.7 million in 2005 and 2004, respectively, and income attributable to assets disposed of and net gains recognized on the disposition of assets.

(3)	Funds from operations (“FFO”) is a non-U.S. generally accepted accounting principle (“GAAP”) measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. FFO is not used by us as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe net earnings computed under GAAP remains the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings computed under GAAP. Further, we believe that our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and our operating performance.

At the same time that NAREIT created and defined its FFO concept for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe that financial analysts, potential investors and shareholders who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of FFO. Our FFO measure is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      You should read the following discussion in conjunction with the consolidated financial statements and notes thereto included in Item 8 of this report and the matters described under “Item 1A. Risk Factors”.
Management’s Overview
      We are a self-administered and self-managed REIT that operates a global network of real estate properties, primarily industrial distribution properties. The primary business drivers across the globe continue to be the need for greater distribution network efficiency and the growing shift to third-party logistics providers. Our focus on our customers’ expanding needs has enabled us to become a leading global provider of distribution space in three continents.
      During the third quarter of 2005, we announced the creation of a new property fund in Asia, the ProLogis Japan Properties Fund II, and we completed the Catellus Merger, which significantly increased our property portfolio and opportunities for new property funds. In February 2006, we finalized and announced the creation of a new open-end fund, the North American Industrial Fund. Due to our successful growth and continued emphasis in the fund management business, we redefined our reportable business segments, as discussed below, to reflect our current business strategy.
      Our business is currently organized into three reportable business segments: (i) property operations, (ii) fund management and (iii) CDFS business. The property operations segment represents the direct long-term ownership, and the management and leasing of industrial distribution and retail properties, both directly and indirectly owned. The fund management segment represents the long-term investment management of unconsolidated property funds and the properties they own, to generate a high level of returns to us and our fund partners. The CDFS business segment primarily encompasses our development or acquisition of properties that are generally contributed to an unconsolidated property fund in which we have an ownership interest and act as manager. We also have other segments that do not meet the threshold criteria to disclose as a reportable segment. These operations primarily include our: (i) management of land subject to ground leases; (ii) office property operations; and (iii) the ownership or investment in hotel properties.
      We generate and seek to increase revenues, earnings, FFO and cash flows through our segments primarily as follows:

Property Operations Segment

•	We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in our industrial distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through increases in properties owned and increases in occupancy rates and rental rates in both our industrial distribution and retail properties. Our strategy is to achieve these increases primarily through the acquisition of industrial distribution properties, continued focus on our customers’ global needs for distribution space in the three continents in which we operate and use of the ProLogis Operating System.

Fund Management Segment

•	We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds (primarily property management and asset management services) and interest earned on advances to the property funds, if any. We also earn certain other fees for services provided to the property funds, such as acquisition, financing and development fees. We expect growth in income recognized to come from newly created property funds, as discussed below, and growth in existing property funds. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to our leasing and property management efforts from our property operations segment.

CDFS Business Segment

•	We recognize income primarily from the contributions of developed and repositioned properties to the property funds and from dispositions to third parties. In addition, we earn fees from our customers or other third parties for development activities that we provide on their behalf, recognize interest income on notes receivable related to asset dispositions, recognize net gains from the disposition of land parcels that no longer fit into our development plans and recognize our proportionate share of the income generated by development joint ventures in which we have an investment. We expect increases in this segment to come primarily from the continued development of high-quality industrial distribution properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and other commercial development activities for development fees and sales to third parties.

Summary of 2005
      The fundamentals of our business were strong in 2005. We increased our total operating portfolio of industrial distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and CDFS joint ventures, to 349.7 million square feet at December 31, 2005 from 284.3 million square feet at December 31, 2004. We increased our same store net operating income (as defined below) by 1.5% in 2005 over 2004. Same store rent growth for all of 2005 was a negative 1.5%, compared with a negative 5.8% in 2004 and a negative 5.0% in 2003. The negative trend in rental rates started to reverse in the third and fourth quarters of 2005 when we had positive same store rent growth of 1.0% and 1.3%, respectively, for the first time since the second quarter of 2002. The stabilized leased percentage (as defined below) was 94.5% at December 31, 2005, compared with 92.3% at December 31, 2004. See Note 19 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings before minority interest.
      Net operating income of the CDFS business segment increased 44.9% over 2004 primarily due to the higher gross margins that were earned on contributions and increased development fees and interest income. We started the development of projects with a total expected cost at completion of $2.1 billion and completed development projects at a total cost of $1.4 billion in 2005. This compares with 2004 when we started development projects with a total expected cost at completion of $1.2 billion and completed development projects at a total cost of $0.9 billion. The increased development activity was spurred by increased demand for industrial distribution properties in North America, Europe and Asia. In January 2006, we announced our first development in South Korea, which we expect to complete in the first half of 2007. The strong development activity, along with the access to capital through the property funds, supported improved contribution activity in 2005.

Key Transactions in 2005 and early 2006
      We completed the Catellus Merger on September 15, 2005. We believe this strategic combination of two industrial real estate companies was in the best interest of our shareholders and will achieve key elements of our strategic business plan by strengthening our position in the North American logistics market. The Catellus Merger enhanced the North American property portfolio in key markets, increased our development property base and capabilities, reduced the overall age of our property portfolio and we believe it will allow us to build on our existing customer relationships. The total purchase price of $5.3 billion was financed through the issuance of approximately 55.9 million ProLogis common shares, the assumption of approximately $1.7 billion of liabilities (including $1.3 billion of debt) and cash of $1.3 billion. We financed the cash portion of the Catellus Merger primarily through borrowings on a short-term bridge facility, which was partially repaid with the proceeds of a senior note issuance, and borrowings under our global credit facility, each as described below. Our results of operations for 2005 include the results of the combined company beginning on September 16, 2005. Our integration efforts are proceeding according to our expectations. The majority of the operating assets, liabilities and business operations of Catellus have been integrated into our existing business processes and did not require significant changes to our processes. For more information about the Catellus Merger, see Note 3 to our Consolidated Financial Statements in Item 8.

•	On September 30, 2005, we acquired the remaining 80% ownership interest in ProLogis North American Properties Fund XII. The acquisition resulted in an aggregate property value of $283.2 million being added to our direct-owned portfolio in the property operations segment.

•	On October 6, 2005, we closed a $2.6 billion global credit facility that increases our flexibility to borrow in multiple currencies (“Global Line”) and has a four-year maturity.

•	In November 2005, we completed the issuance of $900.0 million of senior notes in a private offering under Section 4(2) of the Securities Act of 1933. The proceeds were used to repay borrowings under the short-term bridge facility discussed above.

•	We formed a new property fund, ProLogis Japan Properties Fund II, in which we own a 20% interest. Our fund partner has committed total capital of $600.0 million, none of which was funded at December 31, 2005.

•	We made the strategic decision to exit certain markets that we no longer view as target markets (Kansas City, Oklahoma City and Tulsa). We recognized gains of $86.4 million in the third and fourth quarters of 2005, primarily related to the disposition of 64 operating properties from the property operations segment, primarily in these markets.

•	We completed the disposition of our temperature-controlled distribution business in France. We recognized cumulative translation losses and an impairment loss of $26.9 million in 2005 related to these operations.

•	Our Board approved an increase in our annual distribution in 2006 to $1.60 per common share, from $1.48 per common share, or an increase of 8.1%. The common share distribution is declared quarterly and may be adjusted at the discretion of the Board.

•	In February 2006, we finalized and announced the formation of a new open-end property fund, the North American Industrial Fund, with several institutional investors, which will primarily own recently developed industrial distribution properties in major distribution markets throughout the United States and Canada.

•	On January 4, 2006, we purchased the remaining 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV from our fund partner, an affiliate of Arcapita and in March 2006, we contributed substantially all of the assets and associated liabilities we obtained in this acquisition to the North American Industrial Fund.
Critical Accounting Policies
      A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates about the effect of matters that are inherently uncertain. Of the accounting policies discussed in Note 2 to our Consolidated Financial Statements in Item 8, those presented below have been identified by us as critical accounting policies.

Revenue Recognition
      We recognize gains and losses from the contributions and sales of real estate assets, generally at the time the title is transferred and we have no future involvement, as a direct owner of the real estate asset contributed or sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the investee that acquires the assets. Our ability to accurately assess the provisions of each transaction under the accounting guidelines for profit recognition could impact our financial position and specific items in our results of operations that are used by shareholders, potential investors, industry analysts and lenders in their evaluation of our performance.

Business Combinations
      We acquire individual properties, as well as portfolios of properties or businesses. When we acquire a property for investment purposes, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt and other assumed liabilities, and intangible assets related to above and below market leases, leasing commissions and goodwill in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of expected future cash flows of the property and various characteristics of the markets where the property is located.

Consolidation
      Our consolidated financial statements include the accounts of ProLogis and all entities that we control, either as the primary beneficiary or through ownership of a majority voting interest, or otherwise. Investments in entities in which we do not own a majority voting interest but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities in which we do not own a majority voting interest and over which we do not have the ability to exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve the consideration of various factors including the form of our ownership interest, our representation on the entity’s governing body, the size of our investment (including loans), our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements and, consequently, our financial position and specific items in our results of operations that are used by shareholders, potential investors, industry analysts and lenders in their evaluation of our performance.

Capitalization of Costs and Depreciation
      We capitalize costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, rehabilitation and leasing activities if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are presented as a component of other assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Our ability to accurately estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying value of the underlying assets. Any change to the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

Impairment of Long-Lived Assets
      We assess the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and, with respect to goodwill, at least annually applying a fair-value-based test. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on our analysis and estimates of the future operating results and resulting cash flows of each long-lived asset. Our ability to accurately predict future operating results and cash flows impacts the determination of fair value.
      If there is a decline in the fair value of a long-lived asset or a history of the asset generating operating losses, we determine whether the operating losses associated with the asset will continue. Our assessment as to the nature of a decline in fair value is primarily based on estimates of future operating results, the resulting cash flows and our intent to either hold or dispose of the long-lived asset. If an investment is considered impaired, an impairment charge is recognized based on these analyses.

Income Taxes
      As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our current income tax liability and the liability associated with open tax years that are under review. Our estimates are based on interpretation of tax laws. We estimate our actual current tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes. The temporary differences result in deferred tax assets and liabilities. When we take a deduction for a non-routine transaction in which the tax impact is uncertain, no financial statement benefit is taken until the impact is certain. Adjustments may be required by a change in assessment of our deferred tax assets and liabilities, changes in assessments of the recognition of tax benefits for certain non-routine transactions, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to TRSs and changes in tax laws. Adjustments required in any given period are included within the tax provision in the statements of earnings.
Results of Operations
      Net earnings attributable to common shares were $370.7 million in 2005, $202.8 million in 2004 and $212.4 million in 2003. Basic and diluted net earnings attributable to common shares were $1.82 and $1.76 per share, respectively, in 2005, $1.11 and $1.08 per share, respectively, in 2004 and $1.18 and $1.16 per share, respectively, in 2003. The increase in net earnings in 2005 over 2004 is primarily due to improved property operating performance, gains on dispositions of non-CDFS assets during the third and fourth quarters of 2005, increases in income from the property funds, increased net gains from the disposition of CDFS business assets and to the Catellus Merger. The decrease in net earnings in 2004 over 2003 was primarily due to losses related to temperature-controlled assets in 2004 (which were disposed of in 2005) and lower gains recognized from dispositions of non-CDFS business assets and investments in property funds, partially offset by improvements in property operating performance and an increase in income from the property funds.

Portfolio Information
      In the discussion that follows, we present the results of operations by reportable business segment. The following table summarizes our total operating portfolio as of the dates indicated (square feet in thousands):

	December 31,

	2005		2004		2003

	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet

Property operations	1,461	186,663	1,228	133,630	1,252	133,141
Fund management(1)	752	159,769	708	149,141	485	97,219
CDFS business(2)	23	3,283	10	1,538	—	—

Totals	2,236	349,715	1,946	284,309	1,737	230,360

(1)	Includes industrial distribution properties owned by the property funds, in which our ownership interests ranged from 11.3% to 50.0% at December 31, 2005.

(2)	Represents operating industrial distribution properties and excludes eight properties under development aggregating 2.4 million square feet, owned by the CDFS joint ventures, in which our weighted ownership interest was 50% at December 31, 2005. In addition, these amounts do not include our 72 properties aggregating 23.2 million square feet currently under development or our operating properties that were developed or acquired in this segment, but which are currently included in the property operations segment pending contribution.
      The stabilized operating properties owned by us, the property funds and CDFS industrial joint ventures were 94.5% leased at December 31, 2005, 92.3% leased at December 31, 2004 and 90.2% leased at December 31, 2003. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially leased, which we define generally as 93.0%.

Same Store Analysis
      We evaluate the operating performance of the properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly, by the property funds and by the CDFS joint ventures, as applicable, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for the full quarter in which it is disposed and the corresponding period of the prior year. The same store portfolio aggregated 222.2 million square feet at December 31, 2005 and included only industrial distribution properties.
      Same store results were as follows:

•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 1.5% in 2005 over 2004. For 2004, the net operating income of the same store portfolio applicable to that period increased by 0.2% over 2003.

•	The same store portfolio’s rental rates, associated with leasing activity for space that has been previously leased by us, decreased in 2005 by 1.5%. For 2004, the same store portfolio’s rental rates decreased 5.8% from 2003. The negative trend in rental rates started to reverse in the third and fourth quarters of 2005 when we had positive same store rent growth of 1.0% and 1.3%, respectively, for the first time since the second quarter of 2002.

•	Average occupancy in the same store portfolio increased 2.2% in 2005 over 2004. This compares to a 1.2% increase in average occupancy in 2004 over 2003.

•	Same store rental income increased 2.0% in 2005 over 2004 and rental expenses increased 3.9% in 2005 over 2004. In 2004, same store rental income increased 0.3% while rental expenses increased 0.8%, both over 2003.
      We believe the factors that impact net operating income, rental rates and average occupancy in the same store portfolio are the same as for the total portfolio. The percentage change presented is the weighted average of the measure computed separately for us and each of the property funds with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.
      Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $9.2 million for 2005 and $4.1 million for 2004. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.
      In computing the percentage change in rental expenses, the rental expenses applicable to the properties in the same store portfolio include property management expenses for our direct-owned properties. These expenses are based on the property management fee that is provided for in the individual agreements under which our wholly owned management company provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the direct costs of providing property management services are recognized as part of our rental expenses reported under GAAP.

Operational Outlook
      Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Beginning in the last half of 2002 and continuing throughout 2003, weakening economic conditions in the United States and certain western European countries and certain geopolitical concerns and uncertainties, primarily in Europe, negatively impacted our stabilized occupancy levels. In the second quarter of 2004, we began to observe improvements in North American absorption and occupancy levels, which have continued during 2005. During this time, we also experienced improvements in leasing activity in Europe, primarily with respect to the existing pipeline of CDFS business assets that were included in the property operations segment prior to being contributed or sold. With respect to Japan and China, we continue to experience consistent demand for distribution space in our properties and the properties of our unconsolidated investees.
      We expect that the overall economic improvements experienced in 2005 will continue into 2006. Accordingly, we believe the positive trends in occupancy in North America and Europe will continue in 2006. However, we do not expect that occupancies will improve in 2006 to the levels experienced in the 1999 to 2001 period, when occupancies were as high as 96.5%. We continue to believe that shifts in distribution patterns of our customers throughout the world and their need to reduce their distribution costs have been, and will continue to be, key drivers of leasing decisions. We believe the diversification of our global operating platform and the ProLogis Operating System have somewhat mitigated the effects of market occupancy decreases in the past and position us well to take advantage of the positive occupancy trends.
      We believe the decrease in rental rates experienced during 2004 and 2005 continues to be the result of economic conditions that depressed market rents such that they were generally below the rents that we were earning on expiring long-term leases and continued compression of capitalization rates in our markets. The negative trend in rental rates started to reverse in the third and fourth quarters of 2005 when we had positive same store rent growth of 1.0% and 1.3%, respectively, for the first time since the second quarter of 2002. We believe this positive trend in rental rate growth will continue into 2006.

Property Operations Segment
      The net operating income of the property operations segment consists of rental income and rental expenses from the industrial distribution and retail operating properties that we directly own. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in rental expenses in the property operations segment. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 19 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings before minority interest. The net operating income from the property operations segment was as follows for the periods indicated (in thousands).

	Years Ended December 31,

	2005	2004	2003

Rental income(1)(2)	$608,168	$527,064	$525,778
Rental expenses(1)(3)	168,982	136,641	130,911

Total property operations segment	$439,186	$390,423	$394,867

(1)	Amounts in 2005 include the results of the properties acquired in the Catellus Merger from September 16 through December 31, 2005. Amounts do not include rental income and rental expenses associated with the properties that are presented as discontinued operations in our financial statements, as follows (see Note 7 to our Consolidated Financial Statements in Item 8):

•	Rental income of $14.3 million in 2005; $19.9 million in 2004 and $20.2 million in 2003.

•	Rental expenses of $3.7 million in 2005; $5.8 million in 2004 and $5.9 million in 2003.

(2)	The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income for each period. Rental income includes net termination and renegotiation fees of $1.1 million in 2005, $2.4 million in 2004 and $4.5 million in 2003. In certain leasing situations, we find it advantageous to negotiate lease terminations with a customer, particularly when the customer is experiencing financial difficulties or when we believe we can re-lease the space at rates that, when combined with the termination fee, provide a total return in excess of what was being earned under the original lease terms. We cannot predict the level of such fees that will be earned in the future or whether we will be successful in re-leasing, in a timely manner, the vacant space associated with the lease terminations.

Rental expense recoveries from customers, a component of rental income, were $121.8 million in 2005, $97.5 million in 2004 and $95.9 million in 2003.

Including discontinued operations, rental income, excluding termination and renegotiation fees and rental expense recoveries, was $499.6 million in 2005, $447.1 million in 2004 and $445.6 million in 2003. The increase in rental income in 2005 over prior periods is due primarily to the Catellus Merger and other acquisitions and also due to increased rental income in the same store properties due to increased occupancy, partially offset by dispositions.

(3)	The number and composition of operating properties that we own throughout the periods presented impact rental expenses for each period. Rental expenses are presented before any recoveries from customers, which are a component of rental income. When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method along with fee income earned for services provided to the property funds in the fund management segment, and no longer report the operations of the property as part of rental income and rental expenses. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses.

Fund Management Segment
      The net operating income of the fund management segment consists of: (i) income or losses recognized under the equity method from our investments in the property funds, (ii) fees and incentives earned for services performed on behalf of the property funds (primarily property management and asset management services) and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; and (v) foreign currency exchange gains and losses. See Notes 5 and 19 to our Consolidated Financial Statements in Item 8 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.
      The net operating income from the fund management segment was as follows for the periods indicated (in thousands):

	Years Ended December 31,

	2005	2004	2003

Income from property funds(1):
ProLogis North American properties funds(2)	$56,348	$48,037	$39,038
ProLogis European Properties Fund(3)	44,002	37,886	30,190
ProLogis Japan Properties Fund I(4)	12,662	7,754	2,221

Total fund management segment	$113,012	$93,677	$71,449

(1)	The earnings from the property funds includes fees and incentives earned by us for providing services to the property funds of $66.9 million in 2005, $50.8 million in 2004 and $44.2 million in 2003. Fees earned for providing services to the property funds for other than property management and asset management services can fluctuate from year to year. The costs of the property management function for the properties owned by the property funds are reported in the property operations segment and the costs of the fund management function are included in general and administrative expenses.

(2)	This represents the income earned by us from our investments in property funds in North America, including our proportionate share of the earnings or losses of the property funds and property management and other fees and incentives. We had interests in 12, 13, and six funds at December 31, 2005, 2004 and 2003, respectively. We had ownership interest in 13 property funds during 2005 and 2004 and in six property funds in 2003, with ownership interests ranging from 11.3% to 50.0%. With respect to the income from these funds, fluctuations between years in the amount that we recognize under the equity method are generally due to the number of property funds, the number of properties owned by the property funds, occupancy levels and the amount of termination and renegotiation fees earned by the property funds. These property funds on a combined basis owned 471, 465 and 283 properties at December 31, 2005, 2004 and 2003, respectively. In January 2006, we purchased the remaining 80% ownership interests in three of the property funds and subsequently contributed substantially all of the assets and associated liabilities to the newly formed North American Industrial Fund (see Note 21 to our Consolidated Financial Statements in Item 8).

(3)	ProLogis European Properties Fund has continued to acquire properties, primarily from us, and increase its portfolio size since it began operations in 1999. This property fund owned 263, 230 and 197 properties at December 31, 2005, 2004 and 2003, respectively. Our ownership interest in ProLogis European Properties Fund was 21.0% at December 31, 2005, 21.8% at December 31, 2004 and 21.9% at December 31, 2003. The fluctuations in income recognized from our ownership interest in this property fund are primarily the result of the following factors: (i) the size of the portfolio and occupancy levels in each period; (ii) increases in the fees earned for services provided to the property fund due to the increase in the number of properties managed; (iii) higher interest costs associated with the higher debt levels that primarily result from the use of debt to acquire the additional properties; (iv) decreases in our ownership interest in each year; and (v) variances in the average foreign currency exchange rate at which we translate our share of the net earnings of the property fund to U.S. dollars.

(4)	ProLogis Japan Properties Fund I has increased its portfolio to 18 properties aggregating 7.2 million square feet at December 31, 2005 from 13 properties aggregating 3.9 million square feet at December 31, 2004 and from five properties aggregating 1.6 million square feet at December 31, 2003. Our ownership interest in ProLogis Japan Properties Fund I has been 20.0% since inception. The increases in the amounts recognized under the equity method from our ownership in this property fund correspond with the growth in the portfolio over the three years. In 2005, we formed a second fund in Japan that did not have any operations or assets in 2005 (see Note 5 to our Consolidated Financial Statements in Item 8).

CDFS Business
      Net operating income from the CDFS business segment consists primarily of: (i) gains and losses resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to rehabilitate or reposition; (ii) gains and losses from the dispositions of land parcels; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property sales; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely they would not be acquired. See Note 19 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings before minority interest.
      For 2005, our net operating income in this segment was $252.6 million, an increase from 2004 of $78.3 million or 44.9% (an increase of $56.2 million or 27.1% when the gains from dispositions of CDFS business properties that are presented as discontinued operations are included). The increase in operating income recognized in 2005, as compared with 2004, reflects higher gross margins on contributions and increased development fees and interest income. In 2005, 27.8% of the net operating income of this operating segment was generated in North America, 28.2% was generated in Europe and 44.0% was generated in Asia. In 2004, 26.7% of the net operating income of this operating segment was generated in North America, 53.4% was generated in Europe and 19.9% was generated in Asia.
      In 2005, we contributed 42 buildings (20 in North America, 19 in Europe and three in Japan) for a net gain of $222.7 million, compared with 78 buildings in 2004 (43 in North America, 32 in Europe and three in Japan) for a net gain of $177.0 million. In 2004, 28 of the properties contributed were repositioned acquisitions, which generally have a much lower gross margin. We attribute the strong performance in 2005 to increased development activity and improved leasing activity for CDFS business properties. We believe the increase in leasing activity results from improvements in economic conditions that have positively impacted our customers’ decisions with respect to changes in their distribution networks and increased demand that is driven by the need for distribution efficiencies, primarily in Europe and Asia. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. See also “Item 1A. Risk Factors” for additional factors that may affect our performance in this business segment.

      The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands):

	Years Ended December 31,

	2005	2004	2003

CDFS transactions:
Disposition proceeds, prior to deferral(1)	$1,190,264	$1,322,084	$894,853
Contingent proceeds realized	—	5,871	—
Proceeds deferred and not recognized(2)	(52,770)	(43,433)	(20,991)
Recognition of previously deferred amounts(2)	2,963	4,143	27,116
Cost of CDFS dispositions(1)	(917,782)	(1,111,698)	(774,452)

Net gains	222,675	176,967	126,526
Development management and other income(3)	25,464	2,698	2,349
Interest income on notes receivable(4)	6,781	—	—
Income from CDFS joint ventures(5)	5,671	189	730
Other expenses and charges(6)	(7,983)	(5,519)	(4,808)

Total CDFS business segment	$252,608	$174,335	$124,797

CDFS transactions recognized as discontinued operations(7):
Disposition proceeds	$100,494	$240,983	$—
Cost of dispositions	(89,878)	(208,264)	—

Net CDFS gains in discontinued operations	$10,616	$32,719	$—

(1)	The disposition proceeds and costs of dispositions related to the following assets:

•	2005: 177 acres of land; 12.6 million square feet of buildings;

•	2004: 180 acres of land; 17.2 million square feet of buildings; and

•	2003: 208 acres of land; 14.2 million square feet of buildings.

(2)	When we contribute a property to a property fund in which we have an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution. The amount of the proceeds that cannot be recognized is determined based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the property fund that acquires the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the respective property fund. We adjust our proportionate share of earnings or losses that we recognize under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

When a property that we originally contributed to a property fund is disposed of to a third party by the property fund, we recognize in earnings the net amount of proceeds we had previously deferred in the period that the disposition to the third party occurs, in addition to our proportionate share of the net gain or loss recognized by the property fund. Further, during periods when our ownership interest in a property fund decreases, we recognize gains to the extent that previously deferred proceeds are recognized to coincide with our new ownership interest in the property fund. Our ownership interests in ProLogis North American Properties Fund V and ProLogis European Properties Fund decreases from time to time. When this occurs, previously deferred proceeds are recognized as gains in the period the ownership decrease occurs, unless it is a temporary decline. Of the total for 2003, $25.9 million related to a partial redemption of our investment in ProLogis European Properties Fund.

(3)	Amounts include fees we earned for the performance of development activities. The increase in 2005 is due primarily to development activities acquired in the Catellus Merger and increased development activity in Europe.

(4)	Amounts include interest income earned on notes receivable related to property sales. The increase in 2005 is due primarily to notes receivable acquired in the Catellus Merger.

(5)	Represents the income we recognized under the equity method from our investments in CDFS joint ventures. The increase in 2005 is due primarily to earnings recognized in our investments in joint ventures acquired in connection with the Catellus Merger. See Note 5 to our Consolidated Financial Statements in Item 8.

(6)	Includes land holding costs of $3.8 million, $2.7 million and $2.9 million in 2005, 2004 and 2003, respectively, and a charge for previously capitalized pursuit costs related to potential CDFS business segment projects of $4.2 million, $2.8 million and $1.9 million in 2005, 2004 and 2003, respectively.

(7)	Eight CDFS business properties aggregating 1.1 million square feet and ten CDFS business properties aggregating 2.3 million square feet that were sold to third parties in 2005 and 2004 respectively, met the criteria to be presented as discontinued operations. See Note 7 to our Consolidated Financial Statements in Item 8.
      Income from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties, (ii) our ability to acquire properties that eventually can be contributed to property funds, (iii) our ability to generate a profit from these activities and (iv) our success in raising capital to be used to acquire the properties we developed or repositioned. Generally, we raise capital through the property funds.
      We continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.

•	In North America, we observed the early signs of economic recovery in 2004 and throughout 2005 and we believe continued improvement could provide increased CDFS business opportunities. During 2005, we started development in Toronto, Canada and believe this market, along with our existing markets in the United States and Mexico, will provide future opportunities within the CDFS business segment in North America. In addition, as part of the Catellus Merger, we acquired 2,538 acres of land for future potential development in North America in our existing markets and also acquired interests in several entities that engage in land and commercial development activities in North America, all of which we believe will provide additional CDFS business opportunities.

•	In Europe, we believe the continued demand for state-of-the-art industrial distribution properties resulted in improved leasing activity in 2004 and 2005. Such factors could continue to provide opportunities for us in the CDFS business segment including additional fees for the development of projects for third parties.

•	In Asia, we believe demand for state-of-the-art industrial distribution properties will continue to provide opportunities for us in the CDFS business segment. In Japan, the CDFS business opportunities available to us will be limited if we are unable to acquire adequate land parcels for development. In China, we are positioning ourselves to meet what we believe will be significant future demand for distribution space due to the expected growth in manufacturing and consumer demand for goods. We started our first development in South Korea in 2006.

Other Components of Operating Income

General and Administrative Expenses
      General and administrative expenses were $107.2 million in 2005, $84.9 million in 2004 and $65.9 million in 2003. Fluctuations in general and administrative expenses are influenced by the various business initiatives we are undertaking in a given period. The increase in general and administrative expenses in 2005 over 2004 is primarily due to: (i) the overall growth of the company resulting from the continuing international expansion of our operating platform, the Catellus Merger and the creation of additional property funds; (ii) increased stock compensation expense, and (iii) to a lesser extent, foreign currency exchange rates used to translate our consolidated foreign subsidiaries general and administrative expenses to U.S. dollars, which resulted in higher expenses in U.S. dollars in 2005 as compared to 2004. Other than the Catellus Merger, the same factors contributed to the increase in general and administrative expenses in 2004 over 2003.

Depreciation and Amortization
      Depreciation and amortization expenses were $199.4 million in 2005, $166.4 million in 2004 and $158.8 million in 2003. The increase is due primarily to the increased level of real estate assets and intangible lease assets acquired in the Catellus Merger and other acquisitions and improvements of properties in our property operations segment during this period.

Merger Integration Costs
      These costs are indirect costs associated with the Catellus Merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the merger. We expect to incur integration costs associated with the Catellus Merger through the first half of 2006, although the majority of these costs were incurred in 2005.

Relocation Expenses
      We relocated our information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado in the first quarter of 2005. The relocation to our new Denver corporate headquarters building was completed in February 2006. In connection with these two moves, we recognized total costs of $4.5 million and $6.8 million in 2005 and 2004, respectively, which included employee termination benefits, accelerated depreciation associated with non-real estate assets whose useful lives were shortened due to the relocations, hiring and training of new personnel and moving costs.

Interest Expense
      The increase in interest expense for 2005, as compared with 2004, is due to increases in our borrowings, primarily as a result of the Catellus Merger and changes in the average foreign currency exchange rates used to translate to U.S. dollars the interest expense recognized by our foreign subsidiaries prior to consolidation, offset somewhat by a decline in weighted average interest rates and additional capitalized interest. Other than the Catellus Merger, the increase in the borrowings is primarily due to our increased investments in property funds and CDFS joint ventures, individual and portfolio acquisitions and increased development activity. The increase in capitalized interest for 2005 as compared with 2004 is due to the significant increase in our development activities, partially offset by lower interest rates.

Foreign Currency Exchange Gains (Expenses/ Losses), Net
      We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when possible. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed a permanent source of capital to the subsidiary or investee. If the intercompany debt is deemed not permanent in nature, when the debt is remeasured, we recognize a gain or loss. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to our projected net operating income from our operations in Europe and Japan. See Note 17 to our Consolidated Financial Statements in Item 8.

Income Taxes
      We and one of our subsidiaries have elected to be taxed as a REIT under the Code, and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. Our consolidated subsidiaries in the United States that are not qualified REIT subsidiaries (“QRS”) for tax purposes are subject to federal income taxes, and we are taxed in certain states in which we operate. In addition, the foreign countries where we have operations do not necessarily recognize REITs under their respective tax laws. Accordingly, we recognize income taxes for these jurisdictions, as necessary.
      Current income tax expense is generally a function of the level of income recognized by our taxable subsidiaries operating primarily in the CDFS business segment, state income taxes, taxes incurred in foreign jurisdictions and interest associated with our income tax liabilities. During 2004, we disposed of a higher volume of properties to third parties that were located in the United Kingdom, which generated a higher level of net gains that are included in taxable income in that country. This higher volume in 2004 is the primary reason for the decrease in expense in 2005 compared to 2004 and for the increase in expense in 2004 from 2003.
      The deferred income tax component of total income taxes is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets, and deferred tax liabilities related to certain indemnification agreements. We recognize deferred income tax accruals associated with certain property contributions to ProLogis European Properties Fund (beginning in the third quarter of 2003) and ProLogis North American Properties Fund V (beginning in the second quarter of 2004). Under these indemnification agreements, we will continue to recognize deferred income tax liabilities related to our future contributions to ProLogis European Properties Fund and ProLogis North American Properties Fund V. Of the total deferred income tax expense recognized in 2005, 2004 and 2003, $11.4 million, $15.0 million and $3.6 million, respectively, is related to the indemnification agreements. See Note 15 to our Consolidated Financial Statements in Item 8.

Discontinued Operations
      Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as discontinued operations in the statements of earnings. From time to time, we dispose of properties that are included in our property operations segment. The results of operations for these properties, as well as the gain or loss recognized upon disposition, is included in discontinued operations. Included in 2005 are net gains of $86.4 million primarily related to the dispositions of 64 operating properties, primarily properties located in three markets that we decided to exit in 2005 — Kansas City, Oklahoma City and Tulsa.
      In addition, in 2005, we sold our temperature-controlled distribution assets in France, which had been classified as held for sale during 2004. We recognized losses in discontinued operations of $25.2 million and $36.7 million in 2005 and 2004, respectively.
      See Note 7 to our Consolidated Financial Statements in Item 8 for further discussion of discontinued operations.

Environmental Matters
      For a discussion of environmental matters, see Note 18 to our Consolidated Financial Statements in Item 8.
Liquidity and Capital Resources

Overview
      We consider our ability to generate cash from operating activities, contributions and sales of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.
      Our credit facilities provide liquidity and financial flexibility, which allows us to efficiently respond to market opportunities and execute our business strategy. Regular repayments of our credit facilities are necessary to allow us to maintain adequate liquidity. We anticipate future repayments of the borrowings under our credit facilities will be funded primarily through the proceeds from future property contributions and sales and from proceeds generated by future issuances of debt or equity securities, depending on market conditions.
      On November 2, 2005, in a private placement, we issued $500.0 million 5.3% senior notes due November 2010 (“2010 Notes”) and $400.0 million 5.6% senior notes due November 2015 (“2015 Notes”) (or together the “2010 and 2015 Notes”). We received net proceeds of $890.0 million that were used to repay borrowings under the bridge facility discussed below. In connection with the issuance of the 2010 and 2015 Notes, we entered into several interest rate swap contracts to fix a portion of the interest rate. Including the discount and the impact of the swaps, the effective interest rates are approximately 5.2% for the 2010 Notes and 5.3% for the 2015 Notes. In connection with the issuance of the 2010 and 2015 Notes, we modified certain financial and operating covenants under the indenture governing the notes. The 2010 and 2015 Notes are subject to the existing covenants until all senior debt securities outstanding prior to November 2, 2005 are repaid, at which time the 2010 and 2015 Notes will be subject to the modified covenants.
      On October 6, 2005, we closed a $2.6 billion credit facility through a syndicate of 35 banks. The Global Line replaced most of the credit facilities that were previously outstanding. Funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The commitments for $40.0 million of borrowings in Chinese renminbi have been received but the facilities are not yet available pending the completion of certain conditions, which we expect to be completed during early 2006. Based on our public debt ratings, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The Global Line has a four-year maturity with a 12-month extension option for all currencies except the renminbi, which matures in February 2009.
      On September 15, 2005, we completed the Catellus Merger as discussed earlier. Concurrent with the consummation of the Catellus Merger, we entered into the Bridge Facility with certain lenders. Upon closing, we borrowed $1.5 billion, the entire amount available under the Bridge Facility. The borrowings under the Bridge Facility mature on September 14, 2006. Based on our public debt ratings, interest on the borrowings under the Bridge Facility generally accrues at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) plus a margin. We utilized the proceeds from the issuance of the 2010 and 2015 Notes, borrowings on the Global Line and sales of certain real estate properties to make payments on the Bridge Facility, which had an outstanding balance at December 31, 2005 of $390.0 million.
      We assumed approximately $1.4 billion of secured debt during 2005, as a result of the Catellus Merger, the acquisition of the remaining 80% ownership interest in ProLogis North American Properties Fund XII and other individual acquisitions. This amount represents the fair value of the debt at the time of acquisition. See Note 8 to our Consolidated Financial Statements in Item 8 for additional information on our debt.

      In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for 2006 and future years:

•	Acquisitions of land for future development in the CDFS business segment;

•	Acquisitions of properties in the CDFS business segment;

•	Development of properties or additional investment in joint ventures in the CDFS business segment;

•	Acquisition of the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV, as discussed below;

•	Direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment; and

•	Scheduled principal and interest payments and repayment of debt that is scheduled to mature, including the Bridge Facility outstanding at December 31, 2005 and additional borrowings incurred in 2006. See Note 8 to our Consolidated Financial Statements in Item 8.
      We expect to fund cash needs for 2006 and future years primarily with cash from the following sources, all subject to market conditions:

•	property operations;

•	proceeds from the contributions of properties to property funds (existing property funds and property funds that may be formed in the future);

•	proceeds from the sale of certain office and hotel properties acquired in the Catellus Merger;

•	proceeds from the disposition of land parcels and properties to third parties;

•	utilization of the Global Line or other lines of credit;

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans.
      On January 4, 2006, we purchased the remaining 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV from our fund partner, an affiliate of Arcapita. In connection with the acquisition, we paid cash of $259.2 million and assumed debt and other liabilities with a fair value of approximately $435.9 million. This resulted in an increase in our investment of approximately $695.1 million. The cash portion of the acquisition was funded with borrowings under a $500.0 million term loan agreement that matures on April 4, 2006 and bears interest at a rate per annum equal to LIBOR plus a margin.
      In February 2006, we finalized and announced the creation of a new property fund, the North American Industrial Fund, with several institutional investors, which will primarily own recently developed industrial distribution properties in major distribution markets in the United States and Canada. The North American Industrial Fund, in which we will have an approximate 20% ownership interest, is an open-end fund. The North American Industrial Fund will be the primary investment vehicle that will acquire our recently developed distribution properties within the United States and Canada that meet certain specified criteria. We will receive property and asset management fees and will also have the potential for incentive performance participation based on investors’ returns.
      In March 2006, we contributed substantially all of the assets and associated liabilities we obtained in the acquisition from Arcapita, including the term loan, to the North American Industrial Fund.
      We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments aggregating approximately $1.5 billion, which expire in February

2009. We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico (with an estimated aggregate value of $350.0 million) to ProLogis North American Properties Fund V prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006.
      We are committed to offer to contribute all of our stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund as long as the fund has capital to invest. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements aggregating €636.6 million (the currency equivalent of approximately $761.1 million at December 31, 2005) of which €200.8 million (the currency equivalent of approximately $240.0 million at December 31, 2005) was unfunded at December 31, 2005. In addition, we were committed to make additional equity contributions of €135.4 million (the currency equivalent of approximately $161.8 million at December 31, 2005). The subscription agreements expire on August 29, 2006.
      We are committed to offer to contribute all of our stabilized development properties available in Japan to Prologis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has equity commitments aggregating $750.0 million, which expire in August 2008, including commitments of $150.0 million from us.
      These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient capital to acquire the properties that we expect to have available during 2006. Should the property funds choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, the rights under the agreement with regard to that specific property will terminate.
      There can be no assurance that if these property funds do not continue to acquire the properties that we have available, that we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.

Cash Provided by Operating Activities
      Net cash provided by operating activities was $498.2 million for 2005, $558.9 million for 2004 and $366.6 million for 2003. Operational items that impact net cash provided by operating activities are discussed in “— Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in all periods.

Cash Investing and Cash Financing Activities
      For 2005, 2004 and 2003, investing activities used net cash of $2.3 billion, $690.0 million and $115.1 million, respectively. The net cash used is summarized as follows:

•	Used $1.3 billion of cash (net of Catellus’ cash on the merger date) as partial consideration related to the Catellus Merger in 2005.

•	Investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space required cash of $2.6 billion in 2005, $1.7 billion in 2004 and $1.2 billion in 2003, respectively.

•	Invested net cash in unconsolidated investees of $10.2 million and $52.2 million in 2005 and 2004, respectively and received net cash of $35.2 million in 2003.

•	Generated net cash from contributions and dispositions of properties and land parcels of $1.5 billion in 2005, $1.4 billion in 2004 and $835.2 million in 2003.

•	Cash payment of $333.5 million, net, in 2004 associated with the Keystone transaction.
      For 2005, 2004 and 2003, financing activities provided net cash of $1.7 billion, $36.2 million and used net cash of $30.8 million, respectively, as summarized below.

•	Received net proceeds from borrowings on credit facilities, short-term borrowings and senior notes of $2.2 billion, $631.4 million and $406.1 million in 2005, 2004 and 2003, respectively. As discussed earlier, the proceeds in 2005 were used primarily for the cash consideration for the Catellus Merger.

•	Made payments on debt of approximately $225.4 million, $312.5 million and $224.8 million in 2005, 2004 and 2003, respectively. The 2005 amount includes $106.4 million of debt assumed in the Catellus Merger.

•	Redeemed preferred shares in 2004 for $125.0 million and in 2003 for $175.0 million and received net proceeds from issuance of preferred shares of $241.8 million in 2003.

•	Distributions paid to holders of common shares were $297.4 million, $266.1 million and $258.2 million in 2005, 2004 and 2003, respectively. Minority interest redemptions and distributions were $14.0 million, $7.7 million and $9.3 million in 2005, 2004 and 2003, respectively. Dividends paid on preferred shares were $25.4 million, $25.7 million and $31.2 million in 2005, 2004 and 2003, respectively.

•	Generated net proceeds from sales and issuance of common shares of $45.6 million, $146.8 million and $42.3 million in 2005, 2004 and 2003, respectively.

•	Generated net proceeds from settlement of derivative contracts in 2005 of $31.5 million.

Borrowing Capacities
      As of December 31, 2005, we had borrowings outstanding under our credit facilities, including the Global Line, of approximately $1.9 billion and $98.0 million of letters of credit outstanding, leaving remaining availability of $641.8 million.

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of Our Unconsolidated Investees
      We had investments in and advances to unconsolidated investees of $1.0 billion at December 31, 2005, of which $755.3 million relates to our investments in the property funds. Summarized financial information for the unconsolidated property funds (for the entire entity, not our proportionate share) at December 31, 2005 is presented below (dollars in millions):

				Weighted
		Third Party		Average Interest	Our
	Total Assets	Debt(2)		Rate %	Ownership %

ProLogis California	$621.6	$329.9		5.1	50.0
ProLogis North American Properties Fund I	339.0	242.3		5.1	41.3
ProLogis North American Properties Fund II(1)	221.7	165.0		6.7	20.0
ProLogis North American Properties Fund III(1)	198.9	150.2		7.0	20.0
ProLogis North American Properties Fund IV(1)	135.8	103.2		6.7	20.0
ProLogis North American Properties Fund V(2)	1,515.0	727.3		5.2	11.3
ProLogis North American Properties Fund VI	518.2	307.0		5.4	20.0
ProLogis North American Properties Fund VII	389.4	229.2		5.5	20.0
ProLogis North American Properties Fund VIII	196.1	112.0		5.3	20.0
ProLogis North American Properties Fund IX	195.7	123.0		5.7	20.0
ProLogis North American Properties Fund X	220.7	135.0		5.7	20.0
ProLogis North American Properties Fund XI	234.5	66.6		4.5	20.0
ProLogis European Properties Fund	4,052.0	1,991.2		4.7	21.0
ProLogis Japan Properties Fund I	1,230.1	535.1		1.5	20.0

Total property funds	$10,068.7	$5,217.0	(3)

(1)	On January 4, 2006, we purchased the remaining 80% ownership interests in ProLogis North American Properties Funds II, III and IV and subsequently contributed substantially all of the assets and associated liabilities to the newly formed North American Industrial Fund. See Note 21 to our Consolidated Financial Statements in Item 8.

(2)	As of December 31, 2005, we had guaranteed $12.5 million of borrowings of ProLogis North American Properties Fund V outstanding on a term loan that matures March 31, 2006. We have not guaranteed any other debt of the unconsolidated property funds.

(3)	The approximate principal payments due on the third party debt of the property funds during each of the years in the five year period ending December 31, 2010 and thereafter are as follows: 2006 — $18.3 million; 2007 — $734.7 million; 2008 — $529.2 million; 2009 — $1,060.3 million; 2010 — $1,172.1 million; and thereafter $1,702.4 million.

Contractual Obligations

Long-Term Contractual Obligations
      We had long-term contractual obligations at December 31, 2005 related to long-term debt (senior notes, secured debt and assessment bonds), unfunded commitments on development projects, unfunded commitments to unconsolidated investees and amounts due on lines of credit as follows (in millions):

	Payments Due By Period

		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$4,363	$355	$1,244	$1,031	$1,733
Interest on long-term debt obligations	1,570	264	613	278	415
Unfunded commitments on development projects(1)	878	878	—	—	—
Unfunded commitments to unconsolidated investees(2)	162	162	—	—	—
Short-term borrowings	390	390	—	—	—
Amounts due on credit facilities(3)	1,850	—	—	1,850	—
Interest on lines of credit and short-term borrowings(3)	273	68	163	42	—

Totals	$9,486	$2,117	$2,020	$3,201	$2,148

(1)	We had properties under development at December 31, 2005 with a total expected investment of $1.8 billion. The unfunded commitments presented include all costs necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs, not only those costs that we are obligated to fund under construction contracts.

(2)	At December 31, 2005, we were committed to make additional equity contributions to ProLogis European Properties Fund of 135.4 million euro (the currency equivalent of approximately $161.8 million at December 31, 2005). The total commitment is included in the earliest time period as there is no schedule for when the commitment will be funded.

(3)	The maturity date of the credit agreements assumes that we exercise our options to extend.

Other Commitments
      At December 31, 2005, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately 0.6 million square feet at an estimated total acquisition cost of approximately $40.0 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.
      From time to time, we enter into Special Limited Contribution Agreements (“SLCAs”) in connection with certain of our contributions of properties to certain property funds. The potential obligations under the SLCAs aggregated $518.7 million and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of SLCAs was approximately $7.0 billion at December 31, 2005. See Note 18 to our Consolidated Financial Statements in Item 8.

Distribution and Dividend Requirements
      Our common share distribution policy is to distribute a percentage of our cash flow that ensures we will meet the distribution requirements of the Code relating to a REIT while still allowing us to maximize the cash retained to meet other cash needs such as capital improvements and other investment activities. Because depreciation is a non-cash expense, cash flow typically will be greater than operating income and net earnings.

      Cash distributions per common share paid in 2005, 2004 and 2003 were $1.48, $1.46 and $1.44, respectively. In December 2005, the Board approved an increase in the annual distribution for 2006 from $1.48 to $1.60 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.40 per common share for the first quarter of 2006 was declared on February 1, 2006. This distribution was paid on February 28, 2006 to holders of common shares on February 15, 2006. We have increased our common share distribution level every year since our common shares became publicly traded in 1994.
      At December 31, 2005, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share.
      Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.

Derivative Financial Instruments
      We use derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. The use of derivative financial instruments allows us to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effect these fluctuations would have on our income and cash flows. We do not use derivative financial instruments for trading or speculative purposes.
      At December 31, 2005, we had no contracts outstanding.
New Accounting Pronouncements
      See Note 2 to our Consolidated Financial Statements in Item 8.
Funds from Operations
      FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although NAREIT has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. We do not use FFO as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.
      FFO is not meant to represent a comprehensive system of financial reporting and does not present, nor do we intend it to present, a complete picture of our financial condition and operating performance. We believe net earnings computed under GAAP remains the primary measure of performance and that FFO is only meaningful when it is used in conjunction with net earnings computed under GAAP. Further, we believe our consolidated financial statements, prepared in accordance with GAAP, provide the most meaningful picture of our financial condition and our operating performance.
      NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. We agree that these two NAREIT adjustments are useful to investors for the following reasons:

(a) historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(b) REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods.

      At the same time that NAREIT created and defined its FFO concept for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe financial analysts, potential investors and shareholders who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of FFO.
      Our defined FFO measure excludes the following items from net earnings computed under GAAP that are not excluded in the NAREIT defined FFO measure:

(i) deferred income tax benefits and deferred income tax expenses recognized by our subsidiaries;

(ii) certain foreign currency exchange gains and losses resulting from certain debt transactions between us and our foreign consolidated subsidiaries and our foreign unconsolidated investees;

(iii) foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of our foreign consolidated subsidiaries and our foreign unconsolidated investees; and

(iv) mark-to-market adjustments associated with derivative financial instruments utilized to manage foreign currency risks.
      FFO of our unconsolidated investees is calculated on the same basis.
      The items that we exclude from net earnings computed under GAAP, while not infrequent or unusual, are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, in inconsistent and unpredictable directions. Most importantly, the economics underlying the items that we exclude from net earnings computed under GAAP are not the primary drivers in management’s decision-making process and capital investment decisions. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. Accordingly, we believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.
      Real estate is a capital-intensive business. Investors’ analyses of the performance of real estate companies tend to be centered on understanding the asset value created by real estate investment decisions and understanding current operating returns that are being generated by those same investment decisions. The adjustments to net earnings computed under GAAP that are included in arriving at our FFO measure are helpful to management in making real estate investment decisions and evaluating our current operating performance. We believe these adjustments are also helpful to industry analysts, potential investors and shareholders in their understanding and evaluation of our performance on the key measures of net asset value and current operating returns generated on real estate investments.

      While we believe our defined FFO measure is an important supplemental measure, neither NAREIT’s nor our measure of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:

•	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of distribution properties are not reflected in FFO.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from our defined FFO measure result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measure does not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from our defined FFO measure are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measure is limited in that it does not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.
      We compensate for these limitations by using the FFO measure only in conjunction with net earnings computed under GAAP. To further compensate, we always reconcile our FFO measure to net earnings computed under GAAP in our financial reports. Additionally, we provide investors with complete financial statements prepared under GAAP; our definition of FFO, which includes a discussion of the limitations of using our non-GAAP measure; and a reconciliation of our GAAP measure (net earnings) to our non-GAAP measure (FFO, as we define it), so that investors can appropriately incorporate this measure and its limitations into their analyses.
      FFO attributable to common shares as defined by us was $530.5 million, $400.4 million and $400.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Years Ended December 31,

	2005	2004	2003

FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$370,747	$202,813	$212,367
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	192,224	158,344	150,908
Adjustment to gains recognized on dispositions of certain non-CDFS business assets and investment in property fund, net	—	(6,236)	(28,532)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets, net	(86,444)	(1,718)	—
Real estate related depreciation and amortization	3,967	6,351	6,177

Totals discontinued operations	(82,477)	4,633	6,177

	Years Ended December 31,

	2005	2004	2003

Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	57,766	42,635	46,413
FFO adjustment to gain recognized on disposition of CDFS business segment assets	—	—	(1,823)
Losses (gains) on dispositions of non-CDFS business assets, net	(1,114)	601	(12,322)
Other amortization items	(5,134)	(3,498)	(2,040)

Totals unconsolidated investees	51,518	39,738	30,228

Totals NAREIT defined adjustments	161,265	196,479	158,781

Subtotals — NAREIT defined FFO	532,012	399,292	371,148
Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	(14,065)	(16,590)	7,764
Deferred income tax expense	12,045	18,692	10,615
Reconciling items attributable to discontinued operations:
Assets disposed of — deferred income tax benefit	(213)	(1,075)	—
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses, net	298	443	11,721
Deferred income tax expense (benefit)	395	(359)	(503)

Totals unconsolidated investees	693	84	11,218

Totals our defined adjustments	(1,540)	1,111	29,597

FFO attributable to common shares as defined by us	$530,472	$400,403	$400,745

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
      We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments, primarily foreign currency put option contracts, to reduce our foreign currency market risk. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with polices that have been approved by our Board.
      We estimate our market risk exposures using a sensitivity analysis. We define our market risk exposure as: (i) the potential loss in future earnings and cash flows due to interest rate exposure and (ii) the potential loss in future earnings with respect to foreign currency exchange exposure. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk
      Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we borrow on a fixed rate basis for longer-term debt issuances. In anticipation of a financing expected to occur in 2005, we entered into several interest rate swap contracts which were designated as cash flow hedges to fix the interest rate on a portion of the expected financing. The financing occurred in November 2005 with the issuance of $900.0 million of senior notes. We have no derivative contracts outstanding at December 31, 2005 as hedges of our future fixed rate debt or our variable lines of credit, although we may in the future fix existing variable rate borrowings to manage our interest rate exposure.
      Our primary interest rate risk is created by the variable rate lines of credit. During the year ended December 31, 2005, we had weighted average daily outstanding borrowings of $1.3 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $3.5 million of cash flow for the year ended December 31, 2005. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 2005 and assumed a flat yield curve for the year.
      Our Bridge Facility is also a variable rate facility in which we have a market risk of increased rates. We have a balance on this facility at December 31, 2005 of $390.0 million, which matures on September 14, 2006. Based on a sensitivity analysis with a 10% adverse change in interest rates and assuming no payments made until maturity and a flat yield curve, we believe our estimated market risk exposure for this facility is approximately $1.4 million on our cash flow for the year ended December 31, 2006.

Foreign Currency Risk
      We incur foreign currency exchange risk related to third party and intercompany debt of our foreign consolidated subsidiaries and unconsolidated investees that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of this debt results in the recognition of foreign currency exchange gains or losses. Our primary exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, pound sterling and yen. Based on the results of a sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated market risk exposure to future earnings associated with this debt was $27.2 million at December 31, 2005.
      We primarily use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income (operating income net of foreign denominated interest expense) of our foreign consolidated subsidiaries and unconsolidated investees. At December 31, 2005, we did not have any foreign currency put option contracts outstanding.
      We translate to U.S. dollars the income and expenses of our consolidated foreign subsidiaries and our proportionate share of the net earnings or losses of our unconsolidated investees recognized under the equity method. We hedge the foreign currency exchange risk associated with approximately 50% to 75% of the forecasted net operating income from our foreign consolidated subsidiaries and unconsolidated investees through foreign currency put option contracts. The effect of the change in foreign currency exchange rates on translated income and expenses of our foreign consolidated subsidiaries and unconsolidated investees has a high degree of inverse correlation with the derivative instruments used to hedge it when rates go above the option strike rate (when rates are below or are expected to be below, there is no offset). Since we hedge approximately 50% to 75% of our projected net operating income from our foreign subsidiaries and investees for foreign currency rate fluctuations above the option strike rate, approximately 25% to 50% of the impact to the net earnings of our foreign subsidiaries and investees of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

Fair Value of Financial Instruments
      See Note 17 to our Consolidated Financial Statements in Item 8.

Item 8.	Financial Statements and Supplementary Data
      Our Consolidated Balance Sheets as of December 31, 2005 and 2004, our consolidated statements of earnings, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 22 of our consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2005 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2005, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting
      We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.
      Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2005 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2005, our internal control over financial reporting was effective.
      On September 15, 2005, Catellus Development Corporation merged with and into one of our subsidiaries. Consistent with published guidance of the Securities and Exchange Commission, we excluded from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, Catellus’s internal control over financial reporting. Total assets and total revenues from the Catellus Merger represent 40.7% and 5.4%, respectively, of our related consolidated financial statement amounts as of and for the year ended December 31, 2005.
      KPMG LLP, an independent registered public accounting firm, who audited and reported on our consolidated financial statements, has issued an attestation report on management’s assessment of internal control over financial reporting which is included in Item 8.

Limitations of the Effectiveness of Controls
      Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Trustees and Officers
      The information required by this item is incorporated herein by reference to the description under the captions “Election of Trustees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement.

Item 11.	Executive Compensation
      The information required by this item is incorporated herein by reference to the description under the captions “Summary Compensation Table,” “Compensation Committee Report,” and “Outside Trustee Compensation” in our 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this item is incorporated herein by reference to the description under the caption “Information Relating to Trustees, Nominees and Executive Officers” in our 2006 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      The information required by this item is incorporated herein by reference to the description under the caption “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2006 Proxy Statement.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 63 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the consolidated financial statements and the related notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 154 to 158 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 51 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
ProLogis:
      We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProLogis’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Los Angeles, California
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
ProLogis:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that ProLogis maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProLogis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of ProLogis’ internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that ProLogis maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ProLogis maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      On September 15, 2005, ProLogis merged with Catellus Development Corporation (Catellus). Consistent with published guidance of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of ProLogis’ internal control over financial reporting as of December 31, 2005, Catellus’ internal control over financial reporting. Total assets and total revenues from the Catellus merger represent 40.7% and 5.4%, respectively, of ProLogis’ related consolidated financial statement amounts as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of ProLogis also excluded an evaluation of the internal control over financial reporting of Catellus.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

KPMG LLP
Los Angeles, California
March 14, 2006

PROLOGIS
CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)

	2005	2004	2003

Revenues:
Rental income	$635,186	$527,065	$525,778
CDFS dispositions proceeds	1,140,457	1,288,665	900,978
Property management and other fees and incentives	66,934	50,778	44,184
Development management and other income	25,464	2,698	2,349

Total revenues	1,868,041	1,869,206	1,473,289

Expenses:
Rental expenses	176,119	136,642	130,911
Cost of CDFS dispositions	917,782	1,111,698	774,452
General and administrative	107,164	84,861	65,907
Depreciation and amortization	199,377	166,409	158,792
Merger integration expenses	12,152	—	—
Relocation expenses	4,451	6,794	—
Other expenses	8,633	5,519	7,608

Total expenses	1,425,678	1,511,923	1,137,670

Operating income	442,363	357,283	335,619
Other income (expense):
Earnings from unconsolidated property funds	46,078	42,899	27,265
Earnings (losses) from CDFS joint ventures and other unconsolidated investees	6,421	(801)	(12,231)
Interest expense	(178,369)	(152,551)	(154,427)
Interest income on long-term notes receivable	6,781	—	—
Other interest and other income	10,724	5,721	1,883

Total other income (expense)	(108,365)	(104,732)	(137,510)

Earnings before minority interest	333,998	252,551	198,109
Minority interest	5,243	4,875	4,959

Earnings before certain net gains	328,755	247,676	193,150
Gains recognized on dispositions of certain non-CDFS business assets and investments in property funds, net	—	9,400	76,354
Foreign currency exchange gains (expenses/losses), net	15,979	14,686	(10,587)

Earnings before income taxes	344,734	271,762	258,917
Income taxes:
Current income tax expense	14,847	24,870	4,759
Deferred income tax expense	12,045	18,692	10,615

Total income taxes	26,892	43,562	15,374

Earnings from continuing operations	317,842	228,200	243,543
Discontinued operations:
Income attributable to disposed assets	6,411	6,998	7,132
Losses related to temperature-controlled distribution assets	(25,150)	(36,671)	—
Gains recognized on dispositions, net:
Non-CDFS business assets	86,444	1,549	—
CDFS business assets	10,616	32,719	—

Total discontinued operations	78,321	4,595	7,132

Net earnings	396,163	232,795	250,675
Less preferred share dividends	25,416	25,746	30,485
Less excess of redemption values over carrying values of preferred shares redeemed	—	4,236	7,823

Net earnings attributable to common shares	$370,747	$202,813	$212,367

Weighted average common shares outstanding — Basic	203,337	182,226	179,245

Weighted average common shares outstanding — Diluted	213,713	191,801	187,222

Net earnings per share attributable to common shares — Basic:
Continuing operations	$1.44	$1.09	$1.14
Discontinued operations	0.38	0.02	0.04

Net earnings per share attributable to common shares — Basic	$1.82	$1.11	$1.18

Net earnings per share attributable to common shares —
Diluted:
Continuing operations	$1.39	$1.06	$1.12
Discontinued operations	0.37	0.02	0.04

Net earnings per share attributable to common shares — Diluted	$1.76	$1.08	$1.16

Distributions per common share	$1.48	$1.46	$1.44

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2005	2004

ASSETS
Real estate	$11,875,130	$6,333,731
Less accumulated depreciation	1,118,547	989,221

	10,756,583	5,344,510
Investments in and advances to unconsolidated investees	1,049,743	908,513
Cash and cash equivalents	191,716	236,529
Accounts and notes receivable	327,214	92,015
Other assets	788,840	401,564
Discontinued operations — assets held for sale	—	114,668

Total assets	$13,114,096	$7,097,799

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$6,677,880	$3,413,961
Accounts payable and accrued expenses	332,339	255,841
Other liabilities	557,210	196,240
Discontinued operations — assets held for sale	—	62,991

Total liabilities	7,567,429	3,929,033

Minority interest	58,644	66,273
Shareholders’ equity:
Series C preferred shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at December 31, 2005 and 2004	100,000	100,000
Series F preferred shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2005 and 2004	125,000	125,000
Series G preferred shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at December 31, 2005 and 2004	125,000	125,000
Common shares; $0.01 par value; 243,781,142 shares issued and outstanding at December 31, 2005 and 185,788,783 shares issued and outstanding at December 31, 2004	2,438	1,858
Additional paid-in capital	5,606,017	3,249,576
Accumulated other comprehensive income	149,586	194,445
Distributions in excess of net earnings	(620,018)	(693,386)

Total shareholders’ equity	5,488,023	3,102,493

Total liabilities and shareholders’ equity	$13,114,096	$7,097,799

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Common shares — number of shares at beginning of year	185,789	180,183	178,146
Issuance of common shares in connection with the Catellus Merger	55,889	—	—
Issuances of common shares under common share plans	2,092	5,590	2,321
Repurchases of common shares	—	—	(388)
Conversions of limited partnership units	11	16	104

Common shares — number of shares at end of year	243,781	185,789	180,183

Common shares — par value at beginning of year	$1,858	$1,802	$1,781
Issuance of common shares in connection with the Catellus Merger	559	—	—
Issuances of common shares under common share plans	21	56	23
Repurchases of common shares	—	—	(3)
Conversions of limited partnership units	—	—	1

Common shares — par value at end of year	$2,438	$1,858	$1,802

Preferred shares at stated liquidation preference at beginning of year	$350,000	$475,000	$400,000
Redemption of Series E preferred shares	—	—	(50,000)
Redemption of Series D preferred shares	—	(125,000)	(125,000)
Issuance of Series F preferred shares	—	—	125,000
Issuance of Series G preferred shares	—	—	125,000

Preferred shares at stated liquidation preference at end of year	$350,000	$350,000	$475,000

Additional paid-in capital at beginning of year	$3,249,576	$3,073,959	$3,021,686
Issuance of common shares in connection with the Catellus Merger	2,285,029	—	—
Issuances of common shares under common share plans	43,126	148,248	44,116
Repurchases of common shares	—	—	(9,715)
Conversions of limited partnership units	150	869	355
Excess of redemption values over carrying values of preferred shares redeemed	—	4,236	7,823
Cost of issuing preferred shares	—	(473)	(8,233)
Cost of issuing common shares	(1,395)	(157)	(74)
Change in receivable from timing differences on equity transactions	2,494	(1,365)	(1,736)
Sales of share-based compensation awards to unconsolidated investees	—	—	319
Cost of share-based compensation awards	27,037	24,259	19,418

Additional paid-in capital at end of year	$5,606,017	$3,249,576	$3,073,959

Accumulated other comprehensive income at beginning of year	$194,445	$138,235	$35,119
Foreign currency translation adjustments	(70,076)	63,276	101,157
Unrealized gains (losses) on derivative contracts, net	25,217	(7,066)	1,959

Accumulated other comprehensive income at end of year	$149,586	$194,445	$138,235

Distributions in excess of net earnings at beginning of year	$(693,386)	$(630,064)	$(584,244)
Net earnings	396,163	232,795	250,675
Preferred share dividends	(25,416)	(25,746)	(30,485)
Excess of redemption values over carrying values of preferred shares redeemed	—	(4,236)	(7,823)
Common share distributions	(297,379)	(266,135)	(258,187)

Distributions in excess of net earnings at end of year	$(620,018)	$(693,386)	$(630,064)

Total shareholders’ equity at end of year	$5,488,023	$3,102,493	$3,058,932

Comprehensive income attributable to common shares:
Net earnings	$396,163	$232,795	$250,675
Preferred share dividends	(25,416)	(25,746)	(30,485)
Excess of redemption values over carrying values of preferred shares redeemed	—	(4,236)	(7,823)
Foreign currency translation adjustments	(70,076)	63,276	101,157
Gains (losses) on derivative contracts, net	25,217	(7,066)	1,959

Comprehensive income attributable to common shares	$325,888	$259,023	$315,483

The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003

Operating activities:
Net earnings	$396,163	$232,795	$250,675
Minority interest share in earnings	5,243	4,875	4,959
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(11,323)	(9,654)	(7,236)
Cost of share-based compensation awards	23,928	19,544	15,453
Depreciation and amortization	204,378	174,606	164,969
Cumulative translation losses and impairment charge on assets held for sale	26,864	50,582	—
Equity in earnings from unconsolidated investees	(52,499)	(42,098)	(15,034)
Distributions from and changes in operating receivables of unconsolidated investees	89,633	76,518	38,607
Amortization of deferred loan costs and net premium on debt	1,521	5,741	5,892
Gains recognized on dispositions of non-CDFS business assets and investments in property funds, net	(86,444)	(10,949)	(76,354)
Adjustments to foreign currency exchange amounts recognized	(11,316)	(10,477)	13,083
Provision for deferred income taxes	12,045	18,692	10,615
Increase in accounts and notes receivable and other assets	(84,933)	(68,424)	(62,646)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(15,070)	117,102	23,576

Net cash provided by operating activities	498,190	558,853	366,559

Investing activities:
Real estate investments	(2,479,818)	(1,654,988)	(1,167,925)
Tenant improvements and lease commissions on previously leased space	(53,919)	(46,693)	(41,036)
Recurring capital expenditures	(26,989)	(24,561)	(22,789)
Cash used in Catellus Merger in 2005 and Keystone Transaction in 2004, net of cash acquired	(1,292,644)	(510,560)	—
Cash received associated with the Keystone Transaction	—	177,106	—
Proceeds from dispositions of real estate assets	1,516,614	1,405,420	835,172
Proceeds from dispositions of investments in unconsolidated investees	—	13,209	246,242
Proceeds from repayments of notes receivable	59,991	—	—
Net cash amounts (invested in/ advanced to) received from unconsolidated investees	(10,193)	(52,233)	35,242
Adjustments to cash balances resulting from a reporting change	—	3,284	—

Net cash used in investing activities	(2,286,958)	(690,016)	(115,094)

Financing activities:
Net proceeds from sales and issuances of common shares under various common share plans	45,641	146,782	42,329
Repurchases of common shares, net of costs	—	—	(9,715)
Net proceeds from sales of preferred shares	—	—	241,767
Redemptions of preferred shares	—	(125,000)	(175,000)
Distributions paid on common shares	(297,379)	(266,135)	(258,187)
Minority interest redemptions and distributions	(13,953)	(7,685)	(9,341)
Dividends paid on preferred shares	(25,416)	(25,746)	(31,214)
Debt and equity issuance costs paid	(8,112)	(4,507)	(10,426)
Repayment of debt assumed in Catellus Merger	(106,356)	—	—
Net proceeds from lines of credit and short-term borrowings	1,348,023	210,784	75,149
Proceeds from issuance of senior notes and secured debt	890,011	420,573	331,000
Payments on senior notes, secured debt and assessment bonds	(119,067)	(312,465)	(224,756)
Purchases of derivative contracts	(965)	(412)	(2,377)
Proceeds from settlement of derivative contracts	31,528	—	—

Net cash provided by (used in) financing activities	1,743,955	36,189	(30,771)

Net increase (decrease) in cash and cash equivalents	(44,813)	(94,974)	220,694
Cash and cash equivalents, beginning of year	236,529	331,503	110,809

Cash and cash equivalents, end of year	$191,716	$236,529	$331,503

      See Note 20 for information on non-cash investing and financing activities.
The accompanying notes are an integral part of these consolidated financial statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:
      ProLogis, collectively with our consolidated subsidiaries (we, our, us, the Company or Prologis), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations, (ii) fund management and (iii) corporate distribution facilities services and other real estate development business (“CDFS business”). Our property operations segment represents the direct long-term ownership, and the management and leasing of industrial distribution and retail properties, both directly and indirectly owned. Our fund management segment represents the long-term investment management of unconsolidated property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to an unconsolidated property fund, in which we have an ownership interest and act as manager. See Note 19 for further discussion of our business segments.

2.	Summary of Significant Accounting Policies:
      Basis of Presentation and Consolidation. The accompanying consolidated financial statements are presented in our functional currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.
      We consolidate all variable interest entities in which we are the primary beneficiary and all other entities that are wholly owned or those we own less than 100% but we control. We demonstrate control of an entity by our ability to:

(i) manage day-to-day operations;

(ii) refinance debt and acquire and sell properties without the consent of any other partner or owner; and

(iii) not be replaced by any other owner or partner.
      Use of Estimates. The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions.

Long-Lived Assets
      Real Estate Assets. Real estate assets are carried at cost, which is not in excess of estimated fair value. Costs incurred that are directly associated with the successful acquisition of real estate assets are capitalized as part of the investment basis of the real estate assets. Costs that are associated with unsuccessful acquisition efforts are expensed at the time the acquisition is abandoned. Costs incurred in developing, renovating, rehabilitating and improving real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
      During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing development, renovation, rehabilitation and leasing activities; if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are presented as a component of other assets.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      When a municipality district finances costs we incur for public infrastructure improvements, we initially record the costs in real estate. We subsequently reflect the amounts as a receivable when a request for payment is made to the municipality district.
      The depreciable portions of real estate assets are charged to expense on a straight-line basis over their respective estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for industrial properties developed by us. Above standard tenant improvements are depreciated over the shorter of the lease term or the estimated useful life. Capitalized leasing costs are amortized over the respective lease term. Our average lease term for all leases in effect at December 31, 2005 was between four and five years. We develop properties in our CDFS business segment generally with the intent to contribute the properties to property funds in which we maintain an ownership interest and act as manager, or to sell the properties to third parties. We may acquire properties in our CDFS business segment that we generally intend to rehabilitate and/or reposition prior to contributing the properties to a property fund. We do not depreciate properties during the period from the completion of the development, rehabilitation or repositioning activities through the date the properties are contributed or sold.
      Business Combinations, Goodwill and Intangible Assets. When we acquire a business or individual properties for long term investment, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. We estimate:

•	the fair value of the buildings on an as-if-vacant basis. The fair value allocated to land is generally based on relevant market data;

•	the market value of above and below market leases based upon our best estimate of current market rents. The value of each lease is recorded in either other assets or other liabilities, as appropriate;

•	the value of costs to obtain tenants, primarily leasing commissions. These costs are recorded in other assets;

•	the value of debt based on quoted market rates for the same or similar issues, or by discounting future cash flows using rates currently available for debt with similar terms and maturities. Any discount or premium is included in the principal amount;

•	the value of any management contracts by discounting future expected cash flows under these contracts; and

•	the value of all other assumed assets and liabilities based on the best information available.
      We amortize the acquired assets or liabilities as follows:

•	Above and below market leases are charged to rental income over the average term of the acquired lease.

•	Leasing commissions are charged to amortization expense over the average remaining estimated life of the lease.

•	Debt discount or premium is charged to interest expense over the remaining term of the related debt.

•	Management contracts are charged to expense over the remaining term of the contract.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather are tested for impairment when circumstances warrant or at least annually.
      Investments in Unconsolidated Investees. Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of the investee but do not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of each of the investees, distributions received and certain other adjustments, as appropriate.
      Under GAAP, a portion of the proceeds resulting from our contribution of a property to a property fund is not recognized due to our continuing ownership in the property fund that acquires the property. The amount of the proceeds that we do not recognize in computing the gain on the contribution is recorded as a reduction to our investment in the property fund that acquires the property.
      Impairment of Long-Lived Assets. We assess the carrying values of our respective long-lived assets, including goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the estimated fair value. For operating buildings, the recoverability is based on the future undiscounted cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset, and the loss would be recognized as an impairment loss in our consolidated statement of earnings.
      Assets Held for Sale and Discontinued Operations. Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the property or operation that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheet and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets.
      Properties disposed of to third parties are considered discontinued operations unless such properties were developed under a pre-sale agreement. Properties contributed to property funds in which we maintain an ownership interest and act as manager are not considered discontinued operations due to our continuing involvement with the properties. Discontinued operations recognized directly by our unconsolidated investees, if any, are not reflected separately from our investment balance or separately from the net earnings or losses of those equity investees.
      Cash and Cash Equivalents. We consider all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.
      Our cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. Cash balances may be invested in money market accounts that are not insured. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Notes Receivable. In connection with the Catellus Merger, we acquired $188.0 million of notes receivable, which we recorded at the principal balance, less estimated uncollectible amounts, which was determined to be the fair value as of the merger date. The principal balance on these notes receivable at December 31, 2005 was $145.2 million. Interest is recognized as earned and included in interest income on notes receivable in our consolidated statements of earnings; however, we discontinue accruing interest when collection is considered doubtful. We use the effective interest method for notes receivable with stepped interest rates. Our weighted average effective annual interest rate for our notes receivable as of December 31, 2005 was 9.9%. Notes receivable are generally collateralized by real property or a financing agreement.
      Tax Increment Financing Agreement. In connection with the Catellus Merger, we acquired a tax increment financing agreement with a municipality. Accordingly, we share in increased property taxes to be generated by the related residential development project. We recorded the present value of the amount anticipated to be collected over the next 40 years in notes receivable on our consolidated balance sheets and will recognize interest income using the effective interest method over the term of the agreement.
      Minority Interest. We recognize the minority interests in real estate partnerships in which we consolidate at each minority holder’s respective share of the estimated fair value of the real estate as of the date of formation. Minority interest that was created or assumed as a part of a business combination is recognized at the estimated fair value as of the date of the transaction. Minority interest is subsequently adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.
      Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into our common shares. Common shares issued upon exchange of a holder’s minority interest are accounted for at our carrying value of the surrendered minority interest.
      Preferred Share Redemptions. We recognize the excess of the redemption value of cumulative redeemable preferred shares over their carrying value as a charge to earnings attributable to common shares.
      Costs of Raising Capital. Costs incurred in connection with the issuance of both common shares and preferred shares are treated as a reduction to additional paid-in capital. Costs incurred in connection with the issuance or renewal of debt are capitalized in other assets, and amortized to interest expense over the remaining term of the related debt.
      Financial Instruments. In the normal course of business, we use certain types of derivative financial instruments for the purpose of managing our foreign currency exchange rate and interest rate risk. To qualify for hedge accounting treatment, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge. For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract.
      We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings or comprehensive income, as appropriate. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses recorded in accumulated other comprehensive income are amortized to earnings over the remaining term of the hedged items.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In assessing the fair value of our financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.
      Foreign Operations. The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated investees operating in countries other than the United States and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or the country where the entity conducts its operations. The functional currencies of our consolidated subsidiaries and unconsolidated investees include the British pound sterling, Canadian dollar, Chinese renminbi, Czech Republic koruna, euro, Hungarian forint, Japanese yen, Korean won, Polish zloty, Swedish krona and Singapore dollar.
      Our consolidated subsidiaries whose functional currency is not the U.S. dollar ultimately translate their financial statements into U.S. dollars prior to the consolidation of those subsidiaries’ financial statements into our financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. We translate our share of the net earnings or losses of our unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.
      We and our consolidated subsidiaries and unconsolidated investees may have transactions, including investments and advances, denominated in currencies other than the respective functional currency. In these instances, nonmonetary assets and liabilities are reflected at the historical exchange rate, monetary assets and liabilities are remeasured at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. Gains and losses from remeasurement are generally included in our results of operations. Investment balances and certain intercompany advances are remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany advances that are deemed to be a permanent source of capital to the subsidiary or investee. Upon the partial or complete sale of the foreign investment or upon complete or substantially complete liquidation of the foreign investment, the gain or loss on the sale or redemption transaction will include a portion of the cumulative translation adjustments that have been previously recorded in other comprehensive income. The amount included in the gain or loss is the portion of the cumulative translation adjustments that is attributable to that particular investment or intercompany advance that has become realized as a result of the transaction, generally when funds are repatriated to the United States.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net foreign currency exchange gains (losses) recognized in our results of operations were as follows for the years indicated (in thousands):

	Years Ended December 31,

	2005	2004	2003

Gains (losses) from remeasurement of third party and certain intercompany debt, net(1)	$11,316	$11,075	$(10,391)
Gains (losses) from the settlement of third party and certain intercompany debt, net(1)	(4,418)	4,065	2,421
Transaction gains (losses), net	(638)	144	75
Derivative financial instruments(2):
Expense associated with contracts settled during the period	(1,028)	(2,048)	(2,897)
Mark-to-market gains, net	—	1,450	205
Gains realized at settlement of contracts, net(1)	10,747	—	—

Totals	$15,979	$14,686	$(10,587)

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss. During 2005, the loss on settlement of an intercompany loan was mitigated by using several consecutive derivative instruments. These contracts settled in 2005, resulting in a realized gain of $6.1 million.

(2)	We enter into foreign currency put option contracts related to our operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a gain.

Revenue Recognition.
      Rental and other income. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, some or all of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as a component of rental income. A provision for possible loss is made if the collection of a receivable balance is considered doubtful. Some of our retail and ground leases require additional rent based on sales over a stated base amount during the lease year. We recognize this additional rent when each customer’s sales exceed their sales threshold. We recognize interest income and management, development and other fees as earned.
      Gains or Losses on Disposition of Real Estate. Gains or losses on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred and we no longer have substantial continuing involvement with the real estate asset sold.
      When we contribute a property to a property fund in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the property fund acquiring the property. We defer

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this portion of the proceeds by recognizing a reduction to our investment in the applicable property fund. We adjust our proportionate share of net earnings or losses we recognize under the equity method from the property funds in future periods to reflect the property fund’s recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the property fund’s basis. If a loss is realized when a property is contributed to a property fund, the entire loss is recognized.
      When a property that we originally contributed to a property fund is disposed of by the property fund to a third party, we recognize the amount of the gain that we had previously deferred during the period the disposition occurs, in addition to our proportionate share of the gain or loss recognized by the property fund. Further, during periods when our ownership interest in a property fund decreases, we will recognize gains relating to previously deferred proceeds to coincide with our new ownership interest in the property fund. If we receive non-monetary consideration, other than an ownership interest in the acquiring entity, as part of the proceeds from a property disposition, we do not recognize that portion of the proceeds.
      Rental Expenses. Rental expenses primarily include the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes. Also included are direct expenses associated with our management of the property funds’ operations.
      REIT Organization Status and Income Taxes. ProLogis was formed as a Maryland real estate investment trust in January 1993 and has elected to be taxed as a REIT under the Code. Under the Code, REITs are generally not required to pay federal income taxes if they distribute 100% of their taxable income, and meet certain income, asset and shareholder tests. In addition, our subsidiaries that meet the requirements of the Code to be QRSs are generally not required to pay federal income taxes. For 2005, 2004 and 2003, we believe we have complied with the REIT requirements of the Code. We recognize state income taxes in certain states in which we operate when applicable and foreign income taxes in certain countries resulting from the disposal or contribution of real estate property.
      We have also elected taxable REIT subsidiary (“TRS”) status for some of our subsidiaries. This enables us to provide services that would otherwise be considered impermissible for REITs. We recognize current income tax expense for the federal and state income taxes incurred in our TRSs. During 2004, one of our subsidiaries elected to convert from a TRS to a QRS and will now also be subject to the REIT requirements. In 2005, in connection with the Catellus merger, one of our subsidiaries elected to be taxed as a REIT.
      Deferred tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if we believe all or some portion of the deferred tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred tax asset is included in income.
      Share-Based Compensation. We recognize the costs of our share-based compensation plans under the provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting and Disclosure of Stock Based Compensation” (“SFAS 123”), that allows us to continue to account for these plans using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB No. 25”) and related interpretations. Under APB No. 25, if the exercise price of the share option granted equals or exceeds the market price of the underlying share on the date of grant, no compensation expense is recognized. We grant share options to employees and members of our Board of Trustees (the “Board”) that have an exercise price that is equal to the average of the high and low market prices on the day the options are granted. Therefore, no compensation expense is recognized. We recognize compensation expense if the terms of the share options or other instruments awarded are changed in such

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a manner that the variable accounting rules as provided in APB No. 25 become applicable. We recognize the value related to other share awards granted as compensation expense over the applicable vesting period.
      SFAS No. 123 requires that the fair value of the share options granted be recognized as compensation expense regardless of the relationship of the exercise price to the market price. Had we recognized compensation expense for the years ended December 31, 2005, 2004 and 2003, using an option valuation model as provided in SFAS No. 123, our net earnings attributable to common shares and net earnings attributable to common shares per share for these years would have changed as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2005	2004	2003

Net earnings attributable to common shares:
As reported	$370,747	$202,813	$212,367
Pro forma	$373,074	$206,429	$215,571
Net earnings attributable to common shares per share:
As reported — Basic	$1.82	$1.11	$1.18
As reported — Diluted	$1.76	$1.08	$1.16
Pro forma — Basic	$1.83	$1.13	$1.20
Pro forma — Diluted	$1.77	$1.10	$1.18
      Since share options vest over several years, additional grants are likely to be made in future years and with the adoption of SFAS No. 123R, “Share Based Payment” (“SFAS No. 123R”) (see below), the pro forma compensation expense presented above may not be representative of compensation cost to be expected in future years. See Note 13 for additional discussion of how the adoption of SFAS No. 123R will impact the recognition of share-based compensation expense in future years.
      The pro forma amounts above were calculated using a Black-Scholes model to value options granted with the following assumptions:

	Years Ended December 31,

	2005	2004	2003

Risk-free interest rate	4.33%	3.82%	3.53%
Dividend yield	3.92%	4.27%	4.18%
Volatility	20.33%	20.52%	20.14%
Weighted average option life	5.9 years	6.25 years	6.25 years
      Environmental costs. We incur certain environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs related to undeveloped land are capitalized as development costs. Costs incurred for properties to be disposed are included in the cost of disposed assets when the properties are disposed. We maintain a liability for estimated costs of environmental remediation to be incurred in connection with operating properties and properties previously sold.
      New Accounting Pronouncements. The Emerging Issues Task Force (“EITF”) reached a consensus in June 2005 regarding EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Rights.” The EITF agreed on a framework for evaluating when a general partner controls a limited partnership and whether the partnership should be consolidated. The Financial Accounting Standards Board (the “FASB”) ratified the consensus that was effective June 29, 2005 for all new or modified partnerships and effective January 1, 2006 for all existing partnerships. We are currently evaluating the impact, if any, the adoption of EITF 04-5 will have on us. This analysis includes assessing our unconsolidated investees for possible consolidation. If any or all of these entities are consolidated, our balance sheet will reflect the assets and liabilities of the investees. In addition, we would report the revenues and expenses within our consolidated statements of earnings rather than show our proportionate share of the investee’s income in accordance with equity method accounting. This would not impact our overall income from continuing operations, but would modify the presentation.
      On December 16, 2004, the FASB issued SFAS 123R, which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date. The cost of these awards will be recognized over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. In addition, a public company will measure the cost of employee services received in exchange for an award of liability instruments at its initial fair value, which will subsequently be remeasured at each reporting period. Changes in fair value during the service period for the liability instruments will be recognized as compensation expense over that period. We will adopt SFAS 123R on January 1, 2006. The impact of adoption is the inclusion of compensation expense within our statements of earnings, which were previously disclosed as pro forma amounts within the notes to our financial statements.
      The scheduled remaining compensation expense, prior to capitalization of amounts related to our development activities, associated with the unvested share options outstanding at December 31, 2005 was as follows (in thousands):

2006	$6,899
2007	5,763
2008	3,830
2009	1,864

Total	$18,356

      Reclassifications. Certain amounts included in our consolidated financial statements for prior years have been reclassified to conform to the 2005 financial statement presentation. These amounts include reclassifications in the accompanying consolidated statements of cash flows. These reclassifications, which were $77.5 million and $38.0 million in 2004 and 2003, respectively, resulted in an increase in cash flows from operating activities and a corresponding decrease in cash flows from investing activities. These reclassifications are immaterial to the prior periods presented.

3.	Mergers and Acquisitions:

Catellus Development Corporation
      On September 15, 2005, Catellus Development Corporation, a publicly traded REIT, (“Catellus”) merged with and into Palmtree Acquisition Corporation, one of our subsidiaries, pursuant to an Agreement and Plan of Merger dated as of June 6, 2005 (the “Merger Agreement”), as amended (the “Catellus Merger”). We believe this strategic combination of two industrial real estate companies achieved key elements of our strategic business plan to strengthen our position in the North American logistics market. The Catellus Merger enhanced our North American property portfolio in key markets, increased our development property base and capabilities, reduced our overall property portfolio age and we believe it

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will allow us to build on our existing customer relationships. At the time of the Catellus Merger, Catellus owned or held an ownership interest in 41.8 million square feet of industrial, office and retail properties of which approximately 92% was industrial space.
      Under the terms of the Merger Agreement, Catellus stockholders had the opportunity to elect to receive cash or our common shares for their Catellus stock. The Merger Agreement provided that each Catellus stockholder received either 0.822 of a ProLogis common share or $33.81 in cash, without interest, or a combination of both, for each share of Catellus common stock that the stockholder owned. Each stockholder’s election was reallocated and prorated to fix the aggregate amount of cash issued in the Catellus Merger to Catellus’ stockholders equal to approximately $1.3 billion. Fractional shares were paid in cash. In connection with the Catellus Merger, we issued approximately 55.9 million of our common shares to former Catellus stockholders.
      The calculation of the purchase price was as follows (in thousands):

Cash consideration paid for Catellus common shares exchanged	$1,285,140
Fair value of our common shares issued	2,285,588

Catellus Merger consideration	3,570,728
Catellus Merger costs	37,358

Purchase price, net of assumed liabilities	3,608,086
Fair value of liabilities assumed, including debt	1,729,214

Purchase price	$5,337,300

      In connection with the Catellus Merger, we incurred $12.2 million of merger integration costs during the third and fourth quarters of 2005. These costs are indirect costs associated with the Catellus Merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the Catellus Merger. We expect to incur additional integration costs through the first half of 2006.
      We financed the cash portion of the Catellus Merger primarily through borrowings of $1.5 billion on a short-term bridge facility (the “Bridge Facility”). A portion of the Bridge Facility was repaid with proceeds from the issuance of $900 million of senior notes, proceeds from borrowings under our revolving credit facilities and with proceeds from the disposition of certain real estate properties. See Note 8 for details of our debt.
      The allocation of the purchase price is based upon estimates and assumptions. We engaged a third party valuation business expert to assist primarily with the fair value assessment of real estate. The current allocations are substantially complete; however, there are certain items that we will finalize once we receive additional information. Accordingly, these allocations are subject to revision when final information is available, although we do not expect future revisions to have a significant impact on our financial position or results of operations.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition, as summarized below (in thousands).

Allocation of purchase price:
Industrial properties, improvements and improved land	$2,866,934
Retail properties, improvements and improved land	288,253
Land subject to ground leases and other	963,188
Properties under development, including value of land	63,760
Land held for development	285,188
Other investments	55,138

Total real estate assets	4,522,461
Investments in and advances to unconsolidated investees	180,626
Cash and cash equivalents	29,854
Accounts and notes receivable	260,814
Other assets	190,651
Goodwill	152,894

Total assets acquired	5,337,300
Debt assumed	(1,328,007)
Accounts payable, accrued expenses and other liabilities assumed	(401,207)

Purchase price, net of assumed liabilities	$3,608,086

      The following unaudited pro forma financial information for the years ended December 31, 2005 and 2004, gives effect to the Catellus Merger as if it had occurred on January 1, 2004. The pro forma financial information for the year ended December 31, 2005 includes pro forma results for the beginning of the year through September 15, 2005 and actual results for the remaining period in the year. The pro forma financial information for the year ended December 31, 2004 includes pro forma results for the entire year. The pro forma results (in millions, except per share amounts) are based on historical data and are not intended to be indicative of the results of future operations.

	Year Ended
	December 31,

	2005	2004

Total revenues	$2,141.5	$2,628.7
Operating income	$477.8	$395.5
Net earnings attributable to common shares	$368.6	$181.3
Weighted average common shares outstanding — basic	242.7	237.3
Weighted average common shares outstanding — diluted	253.1	246.9
Net earnings per share attributable to common shares — basic	$1.52	$0.76
Net earnings per share attributable to common shares — diluted	$1.48	$0.75

ProLogis North American Properties Fund II, III and IV
      On January 4, 2006, we purchased the remaining 80% interest in ProLogis North American Properties Fund II, III and IV and subsequently contributed the assets into a newly created fund, ProLogis North American Industrial Fund (see Note 21).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ProLogis North American Properties Fund XII
      On September 30, 2005, we acquired the remaining 80% interest in ProLogis North American Properties Fund XII. The acquisition resulted in the addition of 12 buildings aggregating 3.4 million square feet with an aggregate property value of $283.2 million to our direct-owned industrial portfolio, including assumed debt of approximately $15.1 million.

Keystone
      On May 3, 2004, we and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Affiliates”) established five property funds (the “Acquiring Property Funds” and also referred to by us as ProLogis North American Properties Funds VI, VII, VIII, IX and X — see Note 5). We have a 20% ownership interest in each of the Acquiring Property Funds with the remainder owned by the Fund Affiliates. In addition, on May 3, 2004, we and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity of Keystone Property Trust (“Keystone”), a publicly traded REIT, and the operating units of Keystone Operating Partnership, L.P., a subsidiary of Keystone (the “Keystone Transaction”).
      On August 4, 2004, we and the Acquiring Property Funds paid $23.80 per Keystone common share outstanding and retired approximately $567 million of Keystone’s outstanding debt. On September 3, 2004, we and the Acquiring Property Funds paid a cash liquidation distribution of approximately $125 million, including accrued dividends, to the holders of the outstanding preferred shares of Keystone, and Keystone was liquidated. Including these payments, assumed liabilities (including the issuance of limited partnership units to certain of Keystone’s limited partners) and estimated transaction costs, the total consideration for the Keystone Transaction was approximately $1.7 billion. Our share of the total consideration was approximately $579 million, including our investment in the Acquiring Property Funds of approximately $279 million and our direct acquisition of certain assets (9 properties aggregating 2.3 million square feet) and assumption of certain liabilities aggregating on a net basis approximately $300 million.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Real Estate:

Real Estate Assets
      Real estate assets directly owned by us primarily consist of income producing properties, properties under development and land held for future development. Our real estate assets, presented at cost, include the following as of the dates indicated (in thousands):

	December 31,

	2005	2004

Industrial operating properties(1):
Improved land	$1,774,923	$816,943
Buildings and improvements	6,955,983	4,230,471
Retail operating properties(2):
Improved land	66,848	—
Buildings and improvements	221,405	—
Land subject to ground leases and other(3)	792,668	—
Properties under development, including cost of land(4)	884,345	575,703
Land held for development(5)	1,045,042	596,001
Other investments(6)	133,916	114,613

Total real estate assets	11,875,130	6,333,731
Less accumulated depreciation	1,118,547	989,221

Net real estate assets	$10,756,583	$5,344,510

(1)	At December 31, 2005 and 2004, we had 1,432 and 1,228 industrial operating properties consisting of 185.6 million square feet and 133.6 million square feet, respectively. Of these properties, 205 properties consisting of 38.6 million square feet were acquired in the Catellus Merger (see Note 3).

(2)	At December 31, 2005, we had 29 retail operating properties consisting of 1.1 million square feet, all of which were acquired in the Catellus Merger (see Note 3).

(3)	Amounts represent $424.5 million of land subject to ground leases, an investment of $254.6 million in 24 office properties aggregating 1.8 million square feet, an $83.8 million hotel property and $29.8 million of railway depots, all of which were acquired in the Catellus Merger (see Note 3).

(4)	Properties under development consisted of 72 properties aggregating 23.2 million square feet at December 31, 2005 and 58 properties aggregating 15.1 million square feet at December 31, 2004. Our total expected investment upon completion of these properties is approximately $1.8 billion at December 31, 2005.

(5)	Land held for future development consisted of 6,568 acres at December 31, 2005, of which 2,370 acres were acquired in the Catellus Merger (see Note 3), and 2,991 acres at December 31, 2004.

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects; and (v) costs related to our corporate office buildings.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom) and Asia (China, Japan and Singapore).
      During the last three years, we completed other individual acquisitions of industrial distribution properties, as follows (aggregated, dollars and square feet in thousands):

	Number	Aggregate
	of	Square	Aggregate
	Properties	Feet	Purchase Price	Debt Assumed

2005	13	3,783	$170,744	$19,919
2004	22	4,774	$195,703	—
2003	38	6,330	$193,301	$7,199
      See also Note 3 for additional information on other acquisitions of real estate.

Operating Lease Agreements
      We lease our operating properties to customers under agreements that are generally classified as operating leases. At December 31, 2005, minimum lease payments on leases with lease periods greater than one year for space in our directly owned industrial, office and retail properties during each of the years in the five-year period ending December 31, 2010 and thereafter are as follows (in thousands):

2006	$632,600
2007	538,331
2008	449,786
2009	340,940
2010	261,705
Thereafter	626,658

$2,850,020

      The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes reimbursements of property operating expenses. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $121.8 million, $97.4 million, and $96.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. These amounts are included as rental income and operating expenses in the accompanying consolidated statements of earnings.
      For our direct-owned properties, the largest customer and the 25 largest customers accounted for 2.4% and 18.2%, respectively, of our annualized collected base rents at December 31, 2005.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Unconsolidated Investees:

Summary of Investments and Income
      Our investments in and advances to investees that are accounted for under the equity method are summarized by type of investee as follows as of the dates indicated (in thousands):

	December 31,

	2005	2004

Property funds	$755,320	$839,675
CDFS joint ventures and other investees	294,423	68,838

Totals	$1,049,743	$908,513

      We recognize earnings or losses from our investments in unconsolidated investees consisting of our proportionate share of the net earnings or losses of these investees and interest income on advances made to these investees, if any. Further, we earn fees for providing services to the property funds, CDFS joint ventures and certain other investees. The amounts we have recognized from our investments in unconsolidated investees are summarized as follows for the years indicated (in thousands):

	Years Ended December 31,

	2005	2004	2003

Earnings (losses) from unconsolidated investees (including interest income):
Property funds:
North America	$24,224	$25,532	$19,471
Europe	13,938	12,550	6,416
Asia	7,916	4,817	1,378

Total property funds	46,078	42,899	27,265

CDFS joint ventures and other investees:
North America	$4,178	$(2,079)	$(2,216)
Europe(1)	1,186	1,201	(10,015)
Asia	1,057	77	—

Total CDFS joint ventures and other investees	6,421	(801)	(12,231)

Total equity in earnings	$52,499	$42,098	$15,034

Property management and other fees and incentives:
North America	$32,124	$22,505	$19,567
Europe	30,064	25,336	23,774
Asia	4,746	2,937	843

Total property management and other fees and incentives	$66,934	$50,778	$44,184

(1)	As of January 1, 2004, we began presenting our investments in TCL Holding S.A. and CSI/ Frigo LLC on a consolidated basis as a result of adopting FIN 46R. These entities owned and operated a

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temperature-controlled distribution business in Europe. A majority of the loss we recognized in 2003 was due to our share of an impairment loss of $38.3 million recognized by these entities.

Property Funds
      Contributions of developed properties to a property fund allow us to realize, for financial reporting purposes, a portion of the profits from our development activities while at the same time allowing us to maintain a long-term ownership interest in our developed properties. This business strategy also provides liquidity to fund our future development activities and generates fee income. Our ownership interests in these property funds ranged from 11.3% to 50.0% during the year ended December 31, 2005. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We may receive additional ownership interests in the property funds as part of the proceeds generated by the contributions of properties to the property funds. We recognize our proportionate share of the earnings or losses of each property fund. We earn fees for acting as the manager of each of the property funds and manager of the fund properties, and may earn additional fees and incentives by providing other services to certain of the property funds including, but not limited to, acquisition, development and leasing activities performed on their behalf.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Information about our property funds (the names in parentheses represent the legal names of the entities) is as follows as of December 31:

	Number of		Ownership		Investment in
	properties		percentage		and advances to
	owned	Square feet
Fund Names	2005	2005	2005	2004	2005	2004

		(In millions)
ProLogis California (ProLogis California I LLC)(1)	81	14.2	50.0%	50.0%	$115,743	$117,579
ProLogis North American Properties Fund I (ProLogis North American Properties Fund I LLC)(1)	36	9.4	41.3%	41.3%	33,241	35,707
ProLogis North American Properties Fund II (ProLogis First U.S. Properties LP)(1)(2)	27	4.5	20.0%	20.0%	5,155	5,864
ProLogis North American Properties Fund III (ProLogis Second U.S. Properties LP)(1)(2)	34	4.4	20.0%	20.0%	4,650	4,908
ProLogis North American Properties Fund IV (ProLogis Third U.S. Properties LP)(1)(2)	17	3.5	20.0%	20.0%	2,605	3,022
ProLogis North American Properties Fund V(3)	138	32.9	11.3%	11.5%	53,104	65,878
ProLogis North American Properties Fund VI (Allagash Property Trust)(1)	22	8.6	20.0%	20.0%	42,227	45,721
ProLogis North American Properties Fund VII (Brazos Property Trust)(1)	29	6.1	20.0%	20.0%	32,543	34,861
ProLogis North American Properties Fund VIII (Cimmaron Property Trust)(1)	24	3.1	20.0%	20.0%	15,602	18,032
ProLogis North American Properties Fund IX (Deerfield Property Trust)(1)	20	3.4	20.0%	20.0%	14,274	16,409
ProLogis North American Properties Fund X (Elkhorn Property Trust)(1)	29	4.2	20.0%	20.0%	15,968	17,876
ProLogis North American Properties Fund XI (KPJV, LLP)(1)	14	4.3	20.0%	20.0%	33,094	35,886
ProLogis North American Properties Fund XII (Keystone New Jersey Associates, LLC)(1)(4)	—	—	—	20.0%	—	41,401
ProLogis European Properties Fund(5)	263	54.0	21.0%	21.8%	283,435	321,548
ProLogis Japan Properties Fund I (PLD/ RECO Japan TMK Property Trust)(1)(6)	18	7.2	20.0%	20.0%	103,679	74,983

Totals	752	159.8			$755,320	$839,675

(1)	We have one fund partner in each of these property funds.

(2)	On January 4, 2006, we purchased the remaining 80% ownership interests in each of these property funds and subsequently contributed substantially all the assets and associated liabilities into a newly formed fund, the ProLogis North American Industrial Fund (the “North American Industrial Fund”)(see Note 21).

(3)	We refer to the combined entities in which we have ownership interests (ProLogis-Macquarie Fund and the management company, as discussed below) as one property fund named ProLogis North American Properties Fund V.

•	Ownership interests of the ProLogis-Macquarie Fund at December 31, 2005 are held directly or indirectly by us, Macquarie ProLogis Trust (“MPR”), a publicly traded listed property trust in Australia and Macquarie Bank Limited (“Macquarie Bank”);

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Our effective ownership interest in the ProLogis-Macquarie Fund was 11.3% at December 31, 2005 based on our 10.7% direct ownership interest in the ProLogis-Macquarie Fund and our 0.6% weighted ownership interest in two entities that collectively own 89.3% of the ProLogis-Macquarie Fund. Our effective ownership interest in the ProLogis-Macquarie Fund was 11.5% at December 31, 2004 and 14.0% at December 31, 2003;

•	We and a United States subsidiary of Macquarie Bank each have a 50% ownership interest in a company that was formed to act as manager of the ProLogis-Macquarie Fund;

•	We reduced our ownership interest in the ProLogis-Macquarie Fund in June 2004 by exchanging a portion of our investment into units of MPR as allowed under certain formation agreements. Upon receipt of the units of MPR, we sold them in the public market. The sale generated net proceeds of $13.2 million and resulted in a net gain of $3.3 million;

•	At December 31, 2005, we had guaranteed $12.5 million of borrowings of ProLogis North American Properties Fund V outstanding on a term loan that matures March 31, 2006 at which time it will be repaid by the fund; we had also guaranteed $68.8 million of borrowings at December 31, 2004; and

•	We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico (with an estimated aggregate value of $350.0 million) to ProLogis North American Properties Fund V prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006.

(4)	On September 30, 2005, we acquired the remaining 80% ownership interest in this property fund (see Note 3).

(5)	ProLogis European Properties Fund:

•	We and 21 third parties, primarily institutional investors, own units in the property fund. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements aggregating €636.6 million (the currency equivalent of approximately $761.1 million at December 31, 2005) of which €200.8 million (the currency equivalent of approximately $240.0 million at December 31, 2005) was unfunded at December 31, 2005. The subscription agreements expire on August 29, 2006;

•	At December 31, 2005, we were committed to make additional equity contributions to ProLogis European Properties Fund of €135.4 million (the currency equivalent of approximately $161.8 million as of December 31, 2005);

•	We are committed to offer to contribute all of the properties that we develop and stabilize in specified markets in Europe to ProLogis European Properties Fund as long as the fund has capital to invest, subject to the property meeting certain leasing and other criteria; and

•	In 2003, we recognized a gain on the partial redemption of our investment in the ProLogis European Properties Fund of $74.7 million, including a foreign currency exchange gain of $47.9 million resulting from the repatriation of the cash redemption proceeds to the United States. These gains are included in gains recognized on dispositions of certain non-CDFS business assets and investments in property funds in our consolidated statements of earnings.

(6)	ProLogis Japan Properties Fund I:

•	The total capital commitment by our fund partner to the property fund is $300.0 million, which was fully satisfied as of December 31, 2005.
      ProLogis Japan Properties Trust (“ProLogis Japan Properties Fund II”) was formed on August 31, 2005. Our ownership percentage in this property fund is 20% consistent with ProLogis Japan Properties Fund I. Our fund partner has committed total capital of $600 million, none of which was funded at

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005. We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008, subject to the property meeting certain leasing and other criteria.
      In February 2006, we formed a new property fund, the North American Industrial Fund, which will primarily own recently developed, industrial distribution properties in major distribution markets in the United States and Canada. See Note 21.
      Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below as of and for the years ended December 31, 2005 and 2004 (in millions).

	2005

	North America	Europe	Asia	Total

Revenues	$489.9	$368.6	$70.7	$929.2
Net earnings	$99.3	$54.0	$32.9	$186.2
Total assets	$4,786.6	$4,052.0	$1,230.1	$10,068.7
Amounts due to ProLogis	$9.0	$15.7	$71.3	$96.0
Third party debt(1)	$2,690.7	$1,991.2	$535.1	$5,217.0
Total liabilities	$2,921.0	$2,409.6	$639.8	$5,970.4
Equity	$1,864.1	$1,637.9	$590.3	$4,092.3
Our weighted average ownership at end of period(2)	23.5%	21.0%	20.0%	22.1%
Our investment balance(3)	$368.2	$283.4	$103.7	$755.3
Deferred proceeds, net of amortization	$77.7	$105.5	$44.1	$227.3

	2004

	North America	Europe	Asia	Total

Revenues	$364.6	$310.9	$40.2	$715.7
Net earnings	$98.9	$50.9	$20.7	$170.5
Total assets	$4,847.8	$3,968.3	$766.3	$9,582.4
Amounts due to ProLogis	$30.6	$18.6	$40.0	$89.2
Third party debt(1)	$2,639.0	$1,920.7	$327.0	$4,886.7
Total liabilities	$2,757.8	$2,315.1	$516.3	$5,589.2
Equity	$2,034.8	$1,649.3	$250.0	$3,934.1
Our weighted average ownership at end of period(2)	23.8%	21.8%	20.0%	21.6%
Our investment balance(3)	$443.2	$321.5	$75.0	$839.7
Deferred proceeds, net of amortization	$73.6	$90.8	$17.0	$181.4

(1)	Of the total third party debt of the property funds, we had guaranteed $12.5 million and $68.8 million of debt at December 31, 2005 and 2004, respectively.

(2)	Represents the weighted average of the ownership interests in all property funds at December 31, based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(3)	The difference between our percentage ownership interest of the property fund’s equity and our investment balance results from three types of transactions: (i) deferring a portion of the proceeds from a contribution of one of our properties to a property fund as a result of our continued ownership

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the property; (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

CDFS joint ventures and other investees
      At December 31, 2005, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. Our investments in and advances to these entities were as follows as of December 31 (in thousands):

	2005	2004

CDFS joint ventures:
United States(1)	$113,008	$10,477
Europe(2)	12,238	9,207
China(3)	57,165	20,803

Total CDFS joint ventures	$182,411	$40,487

Other investees:
Operating joint ventures(4)	$84,731	$—
Other	27,281	28,351

Total other investees	$112,012	$28,351

Total	$294,423	$68,838

(1)	Includes investments acquired in connection with the Catellus Merger, consisting of a 50% interest in one multi-use development entity and two residential development entities: SAMS Venture, LLC, Serrano Associates, LLC and Parkway Company, LLC. Also includes investments in entities that are developing industrial distribution properties.

(2)	Includes investments in joint ventures which own land for future development of industrial distribution properties.

(3)	Includes investments in joint ventures that own operating industrial distribution properties that were acquired from third parties or developed by the joint venture, and that also develop industrial distribution properties, all in China in partnership with various government entities of China.

(4)	Includes investments acquired in connection with the Catellus Merger, consisting primarily of a 25.16% interest in International Rivercenter, an entity that owns and operates a hotel property and a 38.75% interest in New Orleans Rivercenter, an entity that owns and operates the parking lot adjacent to the hotel property; and a 66.67% interest in Torrance Investment Company, an entity that owns and operates an office property.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Assets and Other Liabilities:
      Our other assets consisted of the following, as of December 31 (in thousands):

	2005	2004

Goodwill	$229,444	$78,005
Leasing commissions and above market leases	202,419	88,720
Value Added Tax receivable	161,237	117,729
Non-qualified savings plan assets	43,895	17,402
Fixed assets	25,037	19,650
Other	126,808	80,058

Totals	$788,840	$401,564

      Our other liabilities consisted of the following as of December 31 (in thousands):

	2005	2004

Accrued income taxes	$157,010	$16,395
Deferred income taxes	98,067	10,188
Value Added Tax payable	59,335	55,996
Tenant security deposits	51,889	38,536
Nonqualified savings plan liabilities	44,315	17,402
Below market leases	25,528	—
Tax indemnifications	28,383	19,706
Other	92,683	38,017

Totals	$557,210	$196,240

      The leasing commissions and above and below market leases, net, of $176.9 million at December 31, 2005 are expected to be amortized as follows (in thousands):

		Net Charge to
	Amortization	Rental
	Expense	Income

2006	$32,279	$4,035
2007	28,546	12,021
2008	20,328	11,523
2009	5,243	5,474
2010	2,868	5,403
Thereafter	19,291	29,880

Total	$108,555	$68,336

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Discontinued Operations:
      Amounts classified as discontinued operations relate to the properties disposed of in 2005 and 2004 and are summarized as follows (in millions):

	2005	2004	2003

Rental income	$14.3	$19.9	$20.2
Rental expenses	(3.7)	(5.8)	(5.9)
Depreciation and amortization	(4.0)	(6.3)	(6.2)
Interest expense	(0.2)	(0.8)	(1.0)

Income attributable to disposed assets	$6.4	$7.0	$7.1

      The following information relates to our properties recorded as discontinued operations for the years ended December 31 (in millions, except number of properties):

	2005	2004

CDFS business assets:
Number of properties	8	10
Net proceeds from dispositions	$100.5	$241.0
Net gain from dispositions	$10.6	$32.7
Non-CDFS business assets:
Number of properties	64	10
Net proceeds from dispositions	$344.4	$23.1
Net gain from dispositions	$86.4	$1.5
      In 2003, we disposed of 15 properties that met the criteria to be presented as discontinued operations, however, the effect of reclassifying the results of operations did not have a material effect on our consolidated statements of earnings and, accordingly, these properties were included in continuing operations.
      At December 31, 2004, the assets and liabilities classified as held for sale represented our temperature-controlled distribution assets in France, which were sold in July 2005. In connection with the sale, we received total proceeds of €30.8 million (the currency equivalent of approximately $36.6 million as of the sale date) including a note receivable of €23.9 million (the currency equivalent of approximately $28.6 million as of December 31, 2005). The note was paid in full in January 2006. We recognized cumulative translation losses and impairment charges of $26.9 million and $50.6 million in 2005 and 2004, respectively, to reflect our investment in this business at its estimated fair value less costs to sell. These charges are included in “Losses related to temperature-controlled distribution assets” in our consolidated statements of earnings. Included in the cumulative translation losses recognized in 2005 was approximately $6.7 million related to an unrecognized translation loss as of December 31, 2004, which should have been included in the impairment charge recognized in the fourth quarter of 2004. We became aware that this loss had not been recorded during the second quarter of 2005 and therefore, recognized the additional loss at that time. We do not believe that the recognition of this loss in the second quarter of 2005 rather than in the fourth quarter of 2004 is material to our results of operations in either 2005 or 2004. If this loss had been recognized in 2004, our loss attributable to assets held for sale and net earnings for the year ended December 31, 2004 would have been $43.4 million and $226.1 million, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net assets that were classified as held for sale as of December 31, 2004 consisted of the following (in thousands):

Assets:
Property, plant and equipment	$214,695
Accumulated depreciation and amortization	(160,649)

Net property, plant and equipment	54,046
Cash, accounts receivable and other assets	60,622

Total assets	114,668

Liabilities:
Third party debt	186
Accounts payable	21,591
Deferred income tax liability	14,354
Other liabilities	26,860

Total liabilities	62,991

Net assets	$51,677

8.	Debt:
      Our debt consisted of the following as of December 31 (in thousands):

	2005	2004

Unsecured lines of credit and short-term borrowings	$2,240,054	$960,002
Senior Notes	2,759,675	1,962,316
Secured debt	1,643,586	484,892
Assessment bonds	34,565	6,751

Totals	$6,677,880	$3,413,961

Unsecured Lines of Credit and Short-Term Borrowings
      On October 6, 2005, we closed a $2.6 billion global senior credit facility (“Global Line”) through a syndicate of 35 banks. The Global Line replaced most of our credit facilities that were previously outstanding. Funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The commitments for $40 million of borrowings in Chinese renminbi have been received but the facilities are not yet available pending the completion of certain conditions that are expected to be resolved in early 2006. Based on our public debt ratings, interest on the borrowings under the Global Line accrue at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding plus a margin (2.94% at December 31, 2005 based on a weighted average using local currency rates), along with a facility fee. The Global Line has a four-year maturity with a 12-month extension at our option for all currencies except the renminbi, which matures in February 2009. In addition, we also have other credit facilities with total commitments of $74.0 million at December 31, 2005.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Our lines of credit borrowings are summarized below for the periods indicated (in millions as applicable).

	Years Ended December 31,

	2005	2004	2003

Weighted average daily interest rate	2.77%	2.08%	2.21%
Borrowings outstanding at December 31	$1,850.1	$912.3	$699.5
Weighted average daily borrowings	$1,278.2	$930.0	$620.0
Maximum borrowings outstanding at any month end	$1,850.1	$1,036.5	$756.2
Aggregate borrowing capacity of all lines of credit at December 31	$2,589.9	$1,832.2	$1,533.0
Outstanding letters of credit under the lines of credit	$98.0	$35.3	$19.2
Aggregate remaining capacity available to us on all lines of credit at December 31	$641.8	$884.6	$814.3
      On September 15, 2005, concurrent with the consummation of the Catellus Merger, we entered into the Bridge Facility with certain lenders. Upon closing, we borrowed $1.5 billion, the entire amount available. The borrowings under the Bridge Facility mature on September 14, 2006. Based on our public debt ratings, interest on the borrowings under the Bridge Facility generally accrue at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) plus a margin (4.864% at December 31, 2005), along with a facility fee. We utilized the proceeds from the issuance of $900.0 million senior notes, borrowings on the Global Line and sales of certain real estate properties to make payments on the Bridge Facility. The balance outstanding on the Bridge Facility at December 31, 2005 was $390.0 million.
      Prior to the finalization of the Global Line, we borrowed $150.0 million under a short-term bridge facility on September 29, 2005. The proceeds of this borrowing were used primarily to finance the acquisition of the remaining 80% ownership interest in ProLogis North American Properties Fund XII (see Note 3). The borrowing was repaid on October 6, 2005 with proceeds from borrowings under the Global Line.
      On November 18, 2004, we entered into a credit agreement with a bank to provide for a short-term borrowing arrangement in the amount of 62.1 million Canadian dollars, the proceeds of which were used to acquire and begin development on land in Canada. Borrowings under this agreement were repaid in 2005 with borrowings on the Global Line.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes
      The Senior Notes outstanding at December 31, 2005 are summarized as follows (in thousands as applicable):

	Principal	Coupon
Maturity Date	Balance	Rate

July 15, 2006(1)	$250,000	7.05%
November 20, 2007(1)	135,000	7.25%
April 15, 2008(1)	250,000	7.10%
May 15, 2008(2)	75,000	7.95%
March 1, 2009(3)	75,000	8.72%
May 15, 2009(4)	37,500	7.88%
November 20, 2009(1)	25,000	7.30%
November 15, 2010(1)(5)	500,000	5.25%
April 13, 2011(1)(6)	418,425	4.38%
March 1, 2013(1)	300,000	5.50%
February 1, 2015(7)	100,000	7.81%
March 1, 2015(8)	50,000	9.34%
November 15, 2015(1)(5)	400,000	5.63%
May 15, 2016(9)	50,000	8.65%
July 1, 2017(1)	100,000	7.63%

Total par value	$2,765,925
Less: discount	6,250

Total principal balance, net	$2,759,675

(1)	Principal due at maturity.

(2)	Annual principal payments of $25.0 million began on May 15, 2005 and are due on May 15th of each year through 2008.

(3)	Annual principal payments of $18.75 million began on March 1, 2003 and are due on March 1st of each year through 2009.

(4)	Annual principal payments of $9.375 million began on May 15, 2004 and are due on May 15th of each year through 2009.

(5)	On November 2, 2005, in a private placement, we issued $500.0 million 5.3% senior notes due November 2010 (“2010 Notes”) and $400.0 million 5.6% senior notes due November 2015 (“2015 Notes”). We received net proceeds of $890.0 million that were used to repay borrowings under the Bridge Facility. In connection with the issuance of the 2010 Notes and 2015 Notes, we entered into several interest rate swap contracts to fix a portion of the interest rate associated with the notes. Including the discount and the impact of the swaps, the effective interest rates are approximately 5.2% for the 2010 Notes and 5.3% for the 2015 Notes. We have agreed to file a registration statement with the Securities and Exchange Commission with respect to an exchange offer for the notes or, under certain circumstances, a shelf registration statement with respect to resale of the notes.

(6)	On April 13, 2004, we issued €350.0 million senior notes (the currency equivalent of approximately $420.6 million as of April 13, 2004) which require annual interest payments. The effective annual interest rate is 4.41%.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $10.0 million to $20.0 million.

(8)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $5.0 million to $12.5 million.

(9)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $5.0 million to $12.5 million.
      Our obligations under the Senior Notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property.
      We have designated the Senior Notes as “Designated Senior Debt” under and as defined in the Amended and Restated Security Agency Agreement dated as of October 6, 2005 (the “Security Agency Agreement”) among various creditors (or their representatives) and Bank of America, N.A., as Collateral Agent. The Security Agency Agreement provides that all Designated Senior Debt holders will, subject to certain exceptions and limitations, share payments and other recoveries received post default/post acceleration so that all Designated Senior Debt holders receive payment of substantially the same percentage of their respective credit obligations.
      The Senior Notes are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and a trust deed.

Secured Debt
      During 2005, in connection with the Catellus Merger, the acquisition of the remaining 80% ownership interest in ProLogis North American Properties Fund XII and other individual property acquisitions, we assumed approximately $1.4 billion of secured debt. This amount represents the fair value of the debt at the time of acquisition. The amounts below are presented including any premium or discount recorded at acquisition, which is amortized to interest expense using the effective interest method over the remaining term of the related debt.
      Our secured debt outstanding at December 31, 2005 consisted of the following (in thousands as applicable):

				Balloon
		Periodic		Payment
	Interest	Payment	Principal	Due at
Maturity Date	Rate(1)	Date	Balance	Maturity

March 1, 2007	7.08%	(2)	$136,397	$134,431
November 11, 2008	5.96%	(2)	74,891	$68,132
November 11, 2008	6.01%	(2)	344,750	$312,820
April 1, 2012	7.05%	(2)	275,958	$207,398
August 1, 2015	5.47%	(2)	137,962	$111,690
April 12, 2016	7.25%	(2)	218,756	$150,373
April 1, 2024	7.58%	(2)	198,959	$127,187
Various	(3)	(3)	255,913	(3)

Total secured debt(4)			$1,643,586

(1)	The weighted average annual interest rate for the total mortgage notes was 7.00% at December 31, 2005.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Monthly amortization with a balloon payment due at maturity.

(3)	Includes 32 mortgage notes with interest rates ranging from 3.76% to 9.68%, maturing from 2006 to 2018, primarily requiring monthly amortization with a balloon payment at maturity.

(4)	The mortgage notes are secured by 367 real estate properties with an aggregate undepreciated cost of $2.9 billion at December 31, 2005.

Assessment Bonds
      The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate assets with an aggregate undepreciated cost of $1.0 billion at December 31, 2005. Interest rates range from 4.75% per annum to 8.75% per annum. Maturity dates range from 2007 to 2033.

Debt Covenants
      Under the terms of certain of our debt agreements, we are subject to various financial covenants relating to leverage ratios, fixed charge and debt service coverage ratios, investments and indebtedness to total asset value ratios, minimum consolidated net worth and restrictions on distributions and redemptions. In connection with the issuance of the 2010 Notes and 2015 Notes, we modified certain financial and operating covenants under the indenture governing the notes. The 2010 Notes and 2015 Notes are subject to the existing covenants until all senior debt securities outstanding prior to November 2, 2005 are repaid, at which time the 2010 Notes and 2015 Notes will be subject to the modified covenants. As of December 31, 2005, we were in compliance with all of our debt covenants.

Long-Term Debt Maturities
      The approximate principal payments due on the Senior Notes, secured debt and assessment bonds during each of the years in the five-year period ending December 31, 2010 and thereafter are as follows (in thousands):

2006	$355,446
2007	369,730
2008	756,080
2009	117,863
2010	561,590
2011 and thereafter	2,201,926

Total principal due	4,362,635
Add: original issue premium, net	75,191

Total carrying value	$4,437,826

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense
      Interest expense for the periods indicated includes the following components (in thousands):

	Years Ended December 31,

	2005	2004	2003

Gross interest expense(1)	$240,733	$183,946	$184,590
(Premium) discount recognized, net	(3,743)	252	371
Amortization of deferred loan costs	5,264	5,741	5,891

	242,254	189,939	190,852
Less: capitalized amounts	63,885	37,388	36,425

Net interest expense	$178,369	$152,551	$154,427

(1)	Includes the stated interest on the debt instrument plus applicable fees. The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2005, 2004 and 2003 was $168.0 million, $134.9 million and $146.8 million, respectively.

9.	Minority Interest:
      The minority interest at December 31, 2005 primarily consists of the limited partners’ interests in five consolidated partnerships.
      Information regarding the five partnerships, in which we are the general partner, is as follows at December 31, 2005 (in millions as applicable):

			Limited
	Real Estate		Partnership
	Assets		Units
	(before	Our	Held by Minority
	depreciation)	Ownership	Interest Holder

ProLogis Limited Partnership-I(1)	$223.4 (2)	68.65%	4,520,532	(3)(4)
ProLogis Limited Partnership-III(1)	$35.0	94.99%	78,678	(3)(5)
ProLogis Limited Partnership-IV(1)	$83.8	98.98%	49,587	(3)(5)
Meridian Realty Partners Limited Partnership(1)	$11.1	95.67%	9,903	(6)
ProLogis Fraser, L.P.	$168.0	89.08%	751,878	(3)

(1)	Each outstanding limited partnership unit is entitled to receive cumulative preferential quarterly cash distributions equal to the quarterly distributions paid on common shares.

(2)	These properties cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges. The partnership agreement provides that a minimum level of debt must be maintained within the Partnership, which can include intercompany debt to us.

(3)	Each limited partnership unit is convertible into one common share.

(4)	Irving F. Lyons, III, our Vice Chairman and former Chief Investment Officer, owned some of the outstanding limited partnership units in this partnership. See Note 16.

(5)	All of the outstanding limited partnership units are owned by Jeffrey H. Schwartz, our Chief Executive Officer. See Note 16.

(6)	Each limited partnership unit is convertible into 1.1 common shares, plus $2.00.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Shareholders’ Equity:

Shares Authorized
      At December 31, 2005, 375,000,000 shares were authorized. The Board may increase the number of authorized shares and may classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Shares
      We issued 55,889,000 common shares in connection with the Catellus Merger (see Note 3).
      We sell and/or issue common shares under various common share plans, including share-based compensation plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allows holders of common shares to automatically reinvest distributions and certain holders and persons who are not holders of common shares to purchase a limited number of additional common shares by making optional cash payments, without payment of any brokerage commission or service charge. Common shares that are acquired under the 1999 Dividend Reinvestment Plan, either through reinvestment of distributions or through optional cash payments, are acquired at a price ranging from 98% to 100% of the market price of such common shares, as we determine.

•	Continuous Equity Offering Plan: Allows us to sell up to 7,400,000 common shares through two designated agents who earn a fee of between 2.0% and 2.25% of the gross proceeds.

•	Long-term incentive plan (the “Incentive Plan”) and Share Option Plan for Outside Trustees (the “Outside Trustees Plan”): Certain employees and members of the Board participate in these share-based compensation plans that provide compensation, generally in the form of common shares. There are an aggregate of 22,600,000 common shares (190,000 of which are allocated to our 401(k) Plan and Trust) that have been made available for award under the Incentive Plan and an aggregate of 500,000 common shares that have been made available under the Outside Trustees Plan. See Note 13 for additional information on these plans.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees may purchase common shares, through payroll deductions only, at a discounted price of 85% of the market price of the common shares. The aggregate fair value of common shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of common shares that may be issued under the Employee Share Plan may not exceed 5,000,000. We began issuing common shares under the Employee Share Plan in January 2002.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the plans discussed above, we issued shares and received proceeds as follows (in thousands):

	2005		2004		2003

	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds

1999 Dividend Reinvestment Plan	412	$16,197	1,021	$35,410	991	$26,283
Continuous Equity Offering Plan	225	8,267	1,430	53,321	—	—
Incentive Plan	1,425	17,664	3,096	58,444	1,296	17,130
Employee Share Plan	30	1,019	43	1,129	34	726

Total	2,092	$43,147	5,590	$148,304	2,321	$44,139

      Limited partnership units were redeemed into 11,000 common shares in 2005, 16,000 common shares in 2004 and 104,000 common shares in 2003 (see Note 9).
      We may repurchase up to $215.0 million of common shares under a common share repurchase program that began in January 2001. Through December 31, 2005, a total of 5,571,100 common shares have been repurchased at a total cost, including fees and commissions paid, of $130.9 million. We did not repurchase any common shares during 2005 and 2004 and have not made any common share repurchases through March 6, 2006. The common shares that have been repurchased to date were purchased through open market and privately negotiated transactions, depending on market prices and other conditions.

Preferred Shares
      At December 31, 2005, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares”, and “Series G Preferred Shares”). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of our other capital shares, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with the other series of preferred shares.
      Our preferred shares outstanding at December 31, 2005 are summarized as follows (amounts in dollars as applicable):

				Dividend
		Stated		Equivalent Based	Optional
	Number of Shares	Liquidation	Dividend	on Liquidation	Redemption
	Outstanding	Preference	Rate	Preference	Date

Series C Preferred Shares	2,000,000	$50.00	8.54%	$4.27 per share	11/13/26
Series F Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	11/28/08
Series G Preferred Shares	5,000,000	$25.00	6.75%	$1.69 per share	12/30/08

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following preferred share redemptions occurred during the three years ended December 31, 2005:

•	All of the 10,000,000 Series D Preferred Shares were redeemed (5,000,000 on December 1, 2003 and 5,000,000 on January 12, 2004). The 2003 redemption was at the price of $25.00 per share, plus $0.3355 in accrued and unpaid dividends for a total redemption value (including accrued dividends) of $126.7 million. The 2004 redemption was at the price of $25.00 per share, plus $0.066 in accrued and unpaid dividends for a total redemption value (including accrued dividends) of $125.3 million. We recognized a charge of $4.2 million in both 2004 and 2003 representing the excess of the redemption values over the carrying values of the Series D Preferred Shares redeemed in each period.

•	All of the 2,000,000 outstanding Series E Preferred Shares were redeemed on July 1, 2003 at the price of $25.00 per share, plus $0.3685 in accrued and unpaid dividends. The total redemption value (including accrued dividends) was $50.7 million. We recognized a charge of $3.6 million in 2003 representing the excess of the redemption value over the carrying value of the Series E Preferred Shares redeemed.

Ownership Restrictions
      For us to qualify as a REIT under the Code, five or fewer individuals may own not more than 50% of the value of our outstanding shares of beneficial interest at any time during the last half of our taxable year. Therefore, our Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of our outstanding shares of beneficial interest by a single person, or persons acting as a group, to 9.8% of our outstanding shares. This provision assists us in protecting and preserving our REIT status and protects the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares.
      Shares of beneficial interest owned by a person or group of persons in excess of these limits are subject to redemption by us. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of us as a REIT for federal income tax purposes will not be jeopardized or the disqualification of us as a REIT is advantageous to the shareholders.

11.	Distributions and Dividends:

Common Share Distributions
      In order to comply with the REIT requirements of the Code, we are generally required to make common share distributions (other than capital gain distributions) to our shareholders at least equal to (i) the sum of (a) 90% of our “REIT taxable income” computed without regard to the dividends paid deduction and our net capital gains and (b) 90% of the net income (after tax), if any, from foreclosure property, minus (ii) certain excess non-cash income. Our common share distribution policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Code, while allowing us to maximize the cash retained to meet other cash needs, such as capital improvements and other investment activities.
      In December 2005, the Board of Trustees approved an increase in the annual distribution for 2006 from $1.48 to $1.60 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board of Trustees during the year. A distribution of $0.40 per common share for the first quarter of 2006 was declared on February 1, 2006. This distribution was paid on February 28, 2006 to holders of common shares on February 15, 2006.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Common share distributions are characterized for federal income tax purposes as ordinary income, qualified dividend, capital gains, non-taxable return of capital or a combination of the four. Common Share distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital rather than a dividend and generally reduce the shareholder’s basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the shareholder’s basis in the common shares, it will generally be treated as a gain from the sale or exchange of that shareholder’s common shares. At the beginning of each year, we notify our shareholders of the taxability of the common share distributions paid during the preceding year. The following summarizes the taxability of common share distributions for the periods indicated (taxability for 2005 is estimated):

	Years Ended December 31,

	2005	2004	2003

Per common share:
Ordinary income	$0.99	$0.94	$1.09
Qualified dividend	0.07	—	0.14
Capital gains	0.15	0.17	0.05
Return of capital	0.27	0.35	0.16

Total	$1.48	$1.46	$1.44

Preferred Share Dividends
      Annual per share dividends paid on each series of preferred shares were as follows for the periods indicated:

	Years Ended December 31,

	2005	2004	2003

Series C(1)	$4.27	$4.27	$4.27
Series D(2)(3)	$—	$—	$1.98
Series E(4)	$—	$—	$1.09
Series F(5)	$1.69	$1.69	$0.15
Series G(6)	$1.69	$1.69	$—

(1)	For federal income tax purposes, $3.49 of the 2005 dividend, $3.62 of the 2004 dividend and $3.65 of the 2003 dividend are estimated to represent ordinary income to the holders, $0.24 of the 2005 dividend and $0.45 of the 2003 dividend are estimated to represent qualified dividends, with the remaining portions of each dividend estimated to represent capital gains.

(2)	For federal income tax purposes, of the $1.98 per share dividend paid in 2003, $1.69 is estimated to represent ordinary income to the holders, $0.21 is estimated to represent qualified dividends, with the remaining portion estimated to represent capital gains.

(3)	As discussed earlier, we redeemed all of our 10,000,000 outstanding Series D Preferred Shares in 2003 and 2004. The total redemption value included accrued and unpaid dividends of $0.066 per share. For 2003, the total dividends paid on the 5,000,000 shares redeemed in that year were $1.82 per share, of which $1.48 was declared and paid prior to the redemption and $0.34 represented accrued and unpaid dividends that were included in the redemption value. Of the dividend declared and paid in 2003 of $1.48 per share, $1.26 is estimated to be ordinary income to the holders, $0.16 is estimated to be qualified dividends and $0.06 is estimated to represent capital gains.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	As discussed earlier, we redeemed all of our 2,000,000 outstanding Series E Preferred Shares in 2003. The total dividends paid on the redeemed shares in 2003 were $1.46 per share, of which $1.09 was declared and paid prior to the redemption and $0.37 represented accrued and unpaid dividends that were included in the redemption value. Of the dividend declared and paid in 2003 of $1.09 per share, $0.93 is estimated to represent ordinary income to the holders, $0.12 is estimated to be qualified dividends and $0.04 is estimated to represent capital gains.

(5)	The Series F Preferred Shares were issued on November 28, 2003. We estimate $1.38 of the 2005 dividend, $1.43 of the 2004 dividend and $0.13 of the 2003 dividend are estimated to represent ordinary income to the holders, $0.09 of the 2005 dividend and $0.02 of the 2003 dividend are estimated to represent qualified dividends with the remainder estimated to represent capital gains.

(6)	The Series G Preferred Shares were issued on December 30, 2003. We estimate $1.38 of the 2005 dividend and $1.43 of the 2004 dividend are estimated to represent ordinary income to the holders, $0.09 of the 2005 dividend is estimated to represent qualified dividends, with the remainder estimated to represent capital gains.
      Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.
      Our tax return for the year ended December 31, 2005 has not been filed. The taxability information presented for our distributions and dividends paid in 2005 is based upon the best available data. Our tax returns for previous tax years have not been examined by the Internal Revenue Service (“IRS”). Consequently, the taxability of distributions and dividends is subject to change.

12.	Earnings Per Common Share:
      We determine basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We determine diluted earnings per share based on the weighted average number of shares of common stock outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive instruments were converted into

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share.

	Years Ended December 31,

	2005	2004	2003

Net earnings attributable to common shares	$370,747	$202,813	$212,367
Minority interest share in earnings	5,243	4,875	4,959

Adjusted net earnings attributable to common shares	$375,990	$207,688	$217,326

Weighted average common shares outstanding — Basic	203,337	182,226	179,245
Incremental weighted average effect of conversion of limited partnership units	5,540	5,035	4,773
Incremental weighted average effect of potentially dilutive instruments(1)	4,836	4,540	3,204

Weighted average common shares outstanding — Diluted	213,713	191,801	187,222

Net earnings per share attributable to common shares — Basic	$1.82	$1.11	$1.18

Net earnings per share attributable to common shares — Diluted	$1.76	$1.08	$1.16

(1)	Total weighted average potentially dilutive instruments outstanding were 10,783,000, 11,356,000 and 10,937,000 for 2005, 2004 and 2003, respectively. Of the total potentially dilutive instruments, 103,000, 553,000 and 503,000 were antidilutive for 2005, 2004 and 2003, respectively.

13.	Long-Term Compensation:

Incentive Plan and Outside Trustees Plan
      The Incentive Plan provides for grants of share options, restricted shares and performance shares. No more than 22,410,000 common shares in the aggregate may be awarded under the Incentive Plan and no individual may be granted awards with respect to more than 500,000 common shares in any one-year period. Common shares may be awarded under the Incentive Plan through 2007. Additionally, we have 500,000 common shares authorized for issuance under the Outside Trustees Plan. At December 31, 2005, 2,372,000 common shares are available to be issued under the Incentive Plan and 238,000 common shares are available to be issued under the Outside Trustees Plan. Of the total available for future awards under the Incentive Plan, 2,165,000 common shares can only be awarded in the form of share options and 207,000 common shares can only be awarded in other forms as allowed under the Incentive Plan, excluding share options.

Share Options
      We have granted various share options under the Incentive Plan and the Outside Trustees Plan. Share options issued under the Incentive Plan and the Outside Trustees Plan provide for graded vesting at various rates over periods from one to 10 years, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEU”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. The holders of share options granted in 2001 earn DEUs through 2005 and the holders of share options granted in 2002 and later do not earn DEUs. At

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005, there were 2,231,477 share options with a weighted average exercise price and remaining life of $21.26 and 3.6 years, respectively, that earn DEUs in the future. Share options granted in 1997 vested over a five-year period while other share options granted generally vest over a four-year period.
      Share options outstanding at December 31, 2005 were as follows:

				Weighted
				Average
				Remaining
	Number of		Expiration	Life (in
	Options	Exercise Price(1)	Date	Years)

Outside Trustees Plan	145,000	$19.75 - $43.80	2009-2015	6.4
Share options:
1997 grants	157,464	$21.22	2007	1.7
1998 grants	693,017	$20.94 - $21.09	2008	2.8
1999 grants	675,333	$17.19 - $18.62	2009	3.7
2000 grants	665,663	$21.75 - $24.25	2010	4.7
2001 grants	796,794	$20.67 - $22.02	2011	5.7
2002 grants	1,224,636	$21.89 - $24.75	2007, 2012	6.4
2003 grants	1,504,470	$24.90 - $31.26	2013	7.7
2004 grants	1,884,500	$29.41 - $41.50	2014	8.7
2005 grants	1,126,943	$40.86 - $45.46	2015	9.9

Total	8,873,820

(1)	The exercise price is equal to the average of the high and low market prices on the date of grant for each issuance.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The weighted average fair value of the share options granted under the Incentive Plan to our employees and granted under the Outside Trustees Plan during 2005 was $7.26 per option. The activity with respect to our share options is presented below for the periods indicated.

		Weighted		Weighted
		Average	Number of	Average
	Number of	Exercise	Options	Exercise
	Options	Price	Exercisable	Price

Balance at December 31, 2002	9,317,330	$22.08	5,098,573	$21.39

Granted	1,991,055	$29.95
Exercised	(989,730)	$21.83
Forfeited	(442,117)	$22.74

Balance at December 31, 2003	9,876,538	$23.72	5,489,352	$21.63

Granted	2,107,771	$34.98
Exercised	(2,751,569)	$22.30
Forfeited	(329,822)	$26.16

Balance at December 31, 2004	8,902,918	$26.73	4,147,949	$22.47

Granted	1,157,315	$44.96
Exercised	(1,007,766)	$25.33
Forfeited	(178,647)	$30.73

Balance at December 31, 2005	8,873,820	$29.19	4,975,866	$24.23

Restricted Share Units
      Restricted share units (“RSUs”) in the form of common shares are granted at a rate of one common share per RSU from time to time to our employees and our trustees. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period which generally is pro-rata over four or five years. The RSUs do not carry voting rights during the vesting period but do generally earn DEUs, which are vested according to the underlying RSU. We granted 315,006, 4,450 and 230,000 RSUs in 2005, 2004 and 2003, respectively.

Performance Shares
      Certain employees are granted performance share awards (“PSAs”). The grants are based on performance criteria established in advance for each employee eligible for the grant. If, based on the performance criteria, a PSA is earned, the recipient must continue to be employed by us until the end of the vesting period before any portion of the grant is vested. The PSAs carry no voting rights during this vesting period but do earn DEUs, which are vested at the end of the vesting period, which is generally two or three years. The PSAs are valued on the grant date, based upon the market price of a common share on that date. We recognize the value of the PSAs granted as compensation expense over the vesting period. We granted 337,837, 308,450 and 272,400 PSAs in 2005, 2004 and 2003, respectively.
      Included in the PSAs granted during 2005 were certain PSAs that will be earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These PSAs will vest over a three-year period. The amount of PSAs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

259,000 shares. For purposes of calculating compensation expense, we estimate the amount of PSAs to be earned. As the amount will not be known until the end of the vesting period, we will adjust compensation expense, if necessary, at that time.

Dividend Equivalent Units
      DEUs in the form of common shares are earned at a rate of one common share per DEU for certain share options granted through 2001, RSUs and PSAs. The DEUs are valued on the grant date, generally December 31st, based on the market price of a common share on that date. We recognize the value as compensation expense over the vesting period of the underlying share award. Of the total RSUs outstanding, 167,500 RSUs do not earn DEUs, but do receive cash dividends at our current common share annual distribution rate. All PSAs earn DEUs. We granted 175,555, 234,570 and 321,089 DEUs in 2005, 2004 and 2003, respectively.

Summary of Activity of RSUs, PSAs and DEUs
      Activity with respect to our RSUs, PSAs and DEUs is as follows:

			Number of
	Number of	Weighted Average	Shares
	Shares	Original Value	Vested

Balance at December 31, 2002	2,236,977	$22.58	1,330,148

Granted	823,489
Exercised	(449,481)
Forfeited	(34,879)

Balance at December 31, 2003	2,576,106	$25.67	1,513,218

Granted	547,470
Exercised	(439,115)
Forfeited	(39,298)

Balance at December 31, 2004	2,645,163	$29.51	1,683,925

Granted	828,398
Exercised	(579,917)
Forfeited	(14,818)

Balance at December 31, 2005	2,878,826	$34.43	1,713,104

      Approximate share vesting with respect to our unvested RSUs, PSAs and DEUs is as follows:

2006	430,035
2007	326,857
2008	209,884
2009	61,446
2010	137,500

Total shares	1,165,722

      We are implementing FAS 123R effective January 1, 2006. Under FAS 123R, the fair value of a stock award on the grant date is recognized as compensation expense over the service period. Dividends

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued on stock awards are included in the calculation of fair value at grant date of the underlying award. Therefore, beginning in 2006, when DEUs are issued, we will record them as dividends with a charge to retained earnings rather than compensation expense. Scheduled remaining compensation expense, prior to capitalization of amounts related to our development activities, associated with the RSUs and PSAs outstanding as of December 31, 2005 is as follows (in thousands):

2006	$18,457
2007	12,280
2008	6,209
2009	3,174
2010	1,250

Total compensation expense	$41,370

Other Plans
      We have a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in common shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees’ annual compensation (within the statutory compensation limit). A total of 190,000 common shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed common shares is based on the employees’ years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2005, no common shares have been issued under the 401(k) Plan. All of our matching contributions have been made with common shares purchased by us in the open market.
      We have a Nonqualified Savings Plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. We match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching contributions vest in the same manner as the 401(k) Plan. For both the 401(k) Plan and the Nonqualified Savings Plan, our contributions under the matching provisions were $0.8 million, $0.5 million and $0.6 million for 2005, 2004 and 2003, respectively.

14.	Relocation:
      We completed the relocation of our information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado in the first quarter of 2005. We moved our corporate headquarters, which is located in Denver, to a recently constructed building in February 2006. Relocation costs include (i) employee termination costs; (ii) costs associated with the hiring and training of new personnel and other costs including travel, moving and temporary facility costs; and (iii) accelerated depreciation associated with non-real estate assets whose useful life has been shortened due to the relocations.
      For the years ended December 31, 2005 and 2004, we recognized total relocation expenses of $4.5 million and $6.8 million, respectively, including $0.7 million and $2.6 million, respectively, of employee termination benefits, $1.1 million and $1.8 million, respectively, of accelerated depreciation associated with non-real estate assets whose useful life has been shortened due to the relocation plans and $2.7 million and $2.4 million, respectively, of costs associated with the hiring and training of new personnel and other costs, including travel, moving and temporary facility costs.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes:

Current Taxes
      Current income tax expense is generally a function of the level of income recognized by our TRSs operating primarily in the CDFS business segment, state income taxes, taxes incurred in foreign jurisdictions resulting from the disposal or contribution of real estate property and interest associated with our income tax liability.
      Certain 1999 and later federal and state income tax returns of Catellus are still open for audit or are currently under audit by the IRS and various state taxing authorities. As of December 31, 2005, we have recorded an estimated federal and state income tax liability which represents our best estimate of the liability. We will continue to evaluate the adequacy of the liability as additional information becomes available. Any increases or decreases in the tax liability associated with the potential income taxes, if any, will be reflected as an adjustment to goodwill recorded as part of the Catellus Merger. We accrue interest on this liability currently at the applicable interest rates. Our accrued taxes for this and other current federal and state taxes was approximately $157.0 million and $16.4 million as of December 31, 2005 and 2004, respectively.

Deferred Taxes
      Our deferred taxes consist of the tax effect of the following:

•	temporary differences between our financial reporting basis and the tax basis of our assets and liabilities relating to our TRSs,

•	estimated fair values in excess of the tax basis on certain properties (“built-in-gain”) resulting from the conversion of former TRSs to a qualified REIT subsidiary (“QRS”) (see below) and certain assets acquired in connection with the Catellus Merger (see below), and

•	net operating loss carryforwards for Federal income tax purposes, which expire in 2019 through 2024.
      On October 5, 2004, one of our subsidiaries elected to convert from a TRS to a QRS, at which time the subsidiary had built-in-gains. Under the Code, we are liable for the tax on this built-in-gain if it is recognized in a taxable transaction or disposition before October 5, 2014 and we believe we may pay taxes on certain of these assets. In addition, Catellus operated as a C-Corporation for federal tax purposes until January 1, 2004 when it elected to be taxed as a REIT. At that time, a majority of the assets owned by Catellus had built-in-gains. Under the Code, we are liable for the tax on these built-in-gains if any of these are recognized in a taxable transaction or disposition before January 1, 2014. We believe we may pay taxes on certain of these assets subject to purchase options in the event we are unable to effectuate a tax-free exchange. Our deferred taxes related to these built-in-gains and other deferred taxes were approximately $98.1 million and $10.2 million as of December 31, 2005 and 2004, respectively, in our consolidated balance sheets.

Indemnification Agreements
      In August 2003 and June 2004, we entered into indemnification agreements with ProLogis European Properties Fund and ProLogis North American Properties Fund V, respectively, whereby we indemnify the funds for certain future capital gains tax liabilities that could be incurred by the funds associated with contributions of properties to the funds after a specified date. Our contributions to the funds are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liabilities associated with the step up in the value, if any, of the underlying real estate assets is deferred

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and transferred to the funds at contribution. We have indemnified the funds to the extent that the funds: (i) incur capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) are required to grant a discount to the buyer of shares under a share transfer transaction as a result of the funds transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. In addition, if an initial public offering of units in ProLogis European Properties Fund is undertaken, we have indemnified the unit holders of ProLogis European Properties Fund in the event the unit holders are required to accept a discount to the value of their units because the capital gain tax liability is being transferred to the holders of units in the new public entity. The agreements limit the amount that is subject to our indemnification with respect to each property to 100% of the actual capital gains tax liabilities that are deferred and transferred by us to the funds at the time of the initial contribution. Pursuant to the indemnification agreements, we have recognized a liability of $22.9 million associated with the contributions of 63 properties to ProLogis European Properties Fund during the period from April 1, 2003 through December 31, 2005 and a liability of $5.5 million associated with the contributions of 25 properties located in Mexico to ProLogis North American Properties Fund V during the period from March 28, 2002 through December 31, 2005.

16.	Related Party Transactions:

Transactions with the Chairman of the Board
      We invested in the non-voting preferred stock of certain entities (TCL Holding S.A., Kingspark S.A. and ProLogis Logistics Services Incorporated) that have or had ownership interests in companies that produce income that is not REIT qualifying income (i.e., rental income and mortgage interest income) under the Code. As a result, third parties held the voting ownership interests of these companies and we held only non-voting ownership interests. The Code was amended in 2001 to allow us to have a voting ownership interest in these types of entities. Consequently, we began negotiations to acquire the voting ownership interests in these entities in 2000. Before the acquisitions were completed, it was determined that certain state income tax laws governing REITs would not be changed to coincide with the amendments to the Code. Therefore, CSI/ Frigo LLC and Kingspark LLC, limited liability companies in which K. Dane Brooksher, our Chairman and former Chief Executive Officer, owned the voting membership interests, acquired the voting ownership interests in these entities from the third parties.
      After all tax laws were changed to allow our direct ownership in these companies, we directly or indirectly acquired Mr. Brooksher’s ownership interests in ProLogis Logistics Services Incorporated and Kingspark S.A.

Transactions with Other Trustee and Senior Officers
      At December 31, 2005, Irving F. Lyons, III, our Vice Chairman and former Chief Investment Officer, owned 436,471 of the outstanding limited partnership units, or 3.03%, of ProLogis Limited Partnership-I. See Note 9.
      At December 31, 2005, Jeffrey H. Schwartz, our Chief Executive Officer, owned all of the limited partnership units in ProLogis Limited Partnership-III and in ProLogis Limited Partnership-IV (5.01% of ProLogis Limited Partnership-III’s total units outstanding at December 31, 2005 and 1.02% of ProLogis Limited Partnership-IV’s total units outstanding at December 31, 2005). See Note 9.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Financial Instruments:

Derivative Financial Instruments
      We use derivative financial instruments as hedges to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
      The primary risks associated with derivative instruments are market risk and credit risk. Market risk is defined as the potential for loss in the value of the derivative due to adverse changes in market prices (interest rates or foreign currency exchange rates). The use of derivative financial instruments allows us to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effects these fluctuations would have on our earnings and cash flows.
      Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. We do not obtain collateral to support financial instruments subject to credit risk but we monitor the credit standing of the counterparties, primarily global commercial banks. We do not anticipate non-performance by any of the counterparties to our derivative contracts. However, should a counterparty fail to perform, we would incur a financial loss to the extent of the positive fair market value of the derivative contracts, if any.
      The following table summarizes the activity in our derivative contracts for the years ended December 31, 2005, 2004 and 2003 (in millions):

	Foreign Currency	Foreign Currency	Interest Rate
	Put Options(1)	Forwards(2)	Swaps(3)

Notional amounts at December 31, 2002	$56.1	$—	$—
New contracts	110.9	47.4	94.7
Settled contracts	(109.1)	—	—

Notional amounts at December 31, 2003	57.9	47.4	94.7
New contracts	19.6	71.8	190.9
Settled contracts	(77.5)	(119.2)	(235.6)

Notional amounts at December 31, 2004	—	—	50.0
New contracts	98.0	669.5	650.0
Settled contracts	(98.0)	(669.5)	(700.0)

Notional amounts at December 31, 2005	$—	$—	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euro, pound sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent of put option contracts with notional amounts of €28.4 million, £7.7 million and ¥874.4 million at December 31, 2003.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds are recognized as a gain. We recognized net gains of $3.6 million in 2005 and net expense of $0.6 million

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and $2.7 million in 2004 and 2003, respectively, on various put option contracts. The amounts recognized include no mark-to-market gains in 2005 and $1.5 million and $0.2 million of mark-to-market gains in 2004 and 2003, respectively.

(2)	The 2003 and 2004 foreign currency forward contracts were designated as a net investment hedge of certain of our investments in Europe and allowed us to sell euro at a fixed exchange rate to the U.S. dollar. These contracts qualified for hedge accounting treatment and we recognized the total increase in value of the contracts of $1.7 million in other comprehensive income in shareholders’ equity in 2004 upon settlement of the contracts. The value of these contracts will remain in other comprehensive income until the investment is substantially sold.

During 2005, we entered into and settled several foreign currency forward contracts that allowed us to sell pound sterling at a fixed exchange rate to the U.S. dollar. These contracts were designed to manage the foreign currency fluctuations of an intercompany loan denominated in pound sterling. These contracts were not designated as hedges, were marked-to-market through the results of operations and were primarily offset by the remeasurement losses recognized on the intercompany loan. We recognized a net gain of $6.1 million during 2005 from the settlement of these contracts.

(3)	In 2003 and 2004, we entered into forward-starting interest rate swap contracts with an aggregate notional amount of $185.6 million related to the anticipated issuance of debt. The contracts, designated as cash flow hedges, allowed us to fix a portion of the interest rate associated with the seven-year Euro Notes that were issued in April 2004 (see Note 8). These contracts qualified for hedge accounting treatment. We recognized a total decrease in value of $5.6 million in other comprehensive income in shareholders’ equity upon settlement of the contracts that is being reclassified to interest expense as interest payments are made on the Euro Notes.

In July 2004, we entered into two forward-starting interest rate swap contracts, each with a notional amount of $50.0 million, related to the anticipated issuance of debt. One contract was terminated in August 2004 and we recognized $0.3 million of expense upon termination. As of December 31, 2004, the anticipated transaction had not been completed. We recognized a mark-to-market adjustment of $1.1 million in other comprehensive income in shareholders’ equity at December 31, 2004 representing the decrease in value of the outstanding contract. During 2005, we entered into several contracts with a notional amount of $650.0 million associated with the same anticipated debt issuance. All of these contracts were designated as cash flow hedges and qualified for hedge accounting treatment, which allowed us to fix a portion of the interest rate associated with the $500.0 million five-year and $400.0 million ten-year senior notes issued in November 2005 (see Note 8). All of the contracts were settled during 2005 and we recognized the net increase in value of $20.7 million associated with these contracts in other comprehensive income as of December 31, 2005. The amount in other comprehensive income related to these contracts is being reclassified to interest expense as interest payments are made on the senior notes.

We reclassified a net amount of $0.3 million, related to the above forward-starting interest rate swap contracts, from other comprehensive income as an increase to interest expense during 2005 and we will reclassify a total of $1.6 million as a decrease to interest expense during 2006.

Fair Value of Financial Instruments
      We have estimated the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2005 and 2004, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or due to purchase accounting adjustments. Similarly, the carrying values of the lines of credit and short-term borrowings balances outstanding approximate their fair values as of those dates since the interest rates on the lines of credit and short-term borrowings are based on current market rates. At December 31, 2005 and 2004, the fair value of our Senior Notes, secured debt and assessment bonds have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities. The differences in the fair value of our Senior Notes, secured debt and assessment bonds from the carrying value in the table below are the result of differences in the interest rates that were available to us at December 31, 2005 and 2004 from the interest rates that were in effect when the debt was issued or acquired. The Senior Notes and many of the secured debt issues contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.
      The fair value of our derivative financial instruments represents the amount at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As we mark our derivative financial instruments to market at each reporting period, their fair values are the same as their carrying values. At December 31, 2005, there were no outstanding derivative contracts. At December 31, 2004, the carrying value of the interest rate swap contract (the only outstanding derivative contract) is reflected as a component of other liabilities.
      The following table reflects the carrying amounts and estimated fair values of our financial instruments as of the periods indicated (in thousands):

	December 31,

	2005		2004

	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior Notes	$2,759,675	$2,866,796	$1,962,316	$2,140,647
Secured debt and assessment bonds:
Secured debt	$1,643,586	$1,686,157	$484,892	$534,560
Assessment bonds	34,565	36,513	6,751	7,318

Total secured debt and assessment bonds	$1,678,151	$1,722,670	$491,643	$541,878

Derivative financial instruments:
Interest rate swap contract	$—	$—	$(1,101)	$(1,101)

18.	Commitments and Contingencies:

Environmental Matters
      A majority of the properties acquired by us were subjected to environmental reviews either by us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
      In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, we recorded a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, we will incur environmental remediation costs associated with certain land parcels acquired in the Catellus Merger in connection with the future development of the land. We purchase various environmental insurance policies to mitigate our potential exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Liabilities
      We have issued performance and surety bonds and standby letters of credit in connection with certain development projects, to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure. As of December 31, 2005, we had approximately $210.3 million outstanding.
      We have made debt service guarantees to certain of our unconsolidated investees. At December 31, 2005, based on the investee’s outstanding balance, these debt guarantees totaled $16.5 million.
      We may be required to make additional capital contributions to certain of our unconsolidated investees should additional capital contributions be necessary to fund development costs or operation shortfalls. See Note 5.
      From time to time we enter into Special Limited Contribution Agreements (“SLCA”) in connection with certain contributions of properties to certain of our property funds. Under the SLCAs, we are obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which we believe to be remote. Specifically, we would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce our obligations under the SLCA on a dollar-for-dollar basis. Our potential obligations under the respective SLCAs, as a percentage of the undepreciated book value of the assets in the property funds, range from 1% to 28%. Accordingly, the value of the assets of the respective property funds would have to decline by between 99% and 72% from the book value before we would be required to make an additional capital contribution. We believe that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. Accordingly, these potential obligations have not been recognized as a liability by us at December 31, 2005. The potential obligations under the SLCAs aggregate $518.7 million at December 31, 2005 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of the SLCAs was approximately $7.0 billion at December 31, 2005.
      As of December 31, 2005, $9.1 million of Community Facility District bonds were outstanding and were originally issued to finance public infrastructure improvements at one of our projects. We are required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project are insufficient. As of December 31, 2005, we do not expect to be required to satisfy any shortfall in annual debt service obligation for these bonds other than through our payment of normal project and special district taxes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Business Segments:
      As discussed in Notes 3, 5 and 21, respectively, in the third quarter of 2005, we completed the Catellus Merger and formed the ProLogis Japan Properties Fund II and in February 2006, we finalized and announced the creation of the North American Industrial Fund. Due to these activities and our successful growth and continued emphasis on the fund management business, we redefined our reportable business segments to reflect our current business strategy. As such, we have three reportable business segments:

•	Property operations — representing the direct long-term ownership, management and leasing of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the property operations business segment are in North America (the United States and Mexico), Europe (properties are located in eight countries and were primarily developed or acquired in the CDFS business segment and are generally pending contribution to a property fund) and Asia (properties are located in China, Japan and Singapore and were primarily developed or acquired in the CDFS business segment and are pending contribution to a property fund).

•	Fund management — representing the long-term investment management of unconsolidated property funds and the properties they own, to maximize returns to us and our fund partners. Along with the income recognized under the equity method from our investments in the property funds, we include fees and incentives earned for services performed on behalf of the property funds (primarily property management and asset management services) and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise in our property operations segment for managing the properties owned by property funds in this segment, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund managment segment are in North America (the United States and Mexico), Europe (in 11 countries-Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom), and Asia (Japan).

•	CDFS business — primarily encompasses our development of properties that generally are either contributed to an unconsolidated property fund, in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to being contributed to a property fund. We engage in commercial mixed-use development activities generally with the intention of selling the land or completed projects to third parties. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains or losses on the disposition of land parcels when our development plans no longer include the parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (the United States, Canada and Mexico), in ten countries in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, and the United Kingdom) and in Asia (China and Japan).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We have other segments that do not meet the threshold criteria to disclose as a reportable segment. These operations primarily include our: (i) management of land subject to ground leases; (ii) office property operations; and (iii) the ownership or investment in hotel properties. Each operating property and activity is located in the United States and is considered to be an individual operating segment. These segments were added through the Catellus Merger and, accordingly, include results since September 15, 2005.
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
      We present the operations and net gains and losses associated with properties sold to third parties generally as discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 7.
      Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our total revenues; (ii) each reportable business segment’s net operating income from external customers to our earnings before minority interest; and (iii) each reportable business segment’s assets to our total assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our revenues, earnings before minority interest and assets, excluding discontinued operations, are allocated to each reportable business segment’s income, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Years Ended December 31,

	2005	2004	2003

Revenues(1):
Property operations(2):
North America	$584,621	$512,527	$520,901
Europe	10,643	9,068	3,375
Asia	12,904	5,469	1,502

Total property operations segment	608,168	527,064	525,778

Fund management(3):
North America	56,348	48,037	39,038
Europe	44,002	37,886	30,190
Asia	12,662	7,754	2,221

Total fund management segment	113,012	93,677	71,449

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2005	2004	2003

CDFS business(4):
North America	287,064	398,056	382,400
Europe	383,252	675,895	365,266
Asia	502,386	217,413	155,661

Total CDFS business segment	1,172,702	1,291,364	903,327

Total segment revenue	1,893,882	1,912,105	1,500,554
Other — North America	27,018	—	—
Reconciling item(5)	(52,859)	(42,899)	(27,265)

Total revenues	$1,868,041	$1,869,206	$1,473,289

Net operating income:
Property operations(6):
North America	$423,116	$383,097	$391,621
Europe	5,374	2,984	1,749
Asia	10,696	4,342	1,497

Total property operations segment	439,186	390,423	394,867

Fund management(7):
North America	56,348	48,037	39,038
Europe	44,002	37,886	30,190
Asia	12,662	7,754	2,221

Total fund management segment	113,012	93,677	71,449

CDFS business(8)(9):
North America	70,250	46,467	48,931
Europe	71,329	93,032	47,946
Asia	111,029	34,836	27,920

Total CDFS business segment	252,608	174,335	124,797

Total segment net operating income	804,806	658,435	591,113
Other — North America	19,880	—	—

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2005	2004	2003

Reconciling items:
Income (loss) from other unconsolidated investees	751	(990)	(12,961)
General and administrative expenses	(107,164)	(82,147)	(65,907)
Depreciation and amortization expense	(199,377)	(166,409)	(158,792)
Relocation expenses	(4,451)	(6,794)	—
Merger integration expenses	(12,152)	—	—
Other expenses	(650)	—	(2,800)
Interest expense	(178,369)	(152,551)	(154,427)
Interest and other income	10,724	3,007	1,883

Total reconciling items	(490,688)	(405,884)	(393,004)

Total earnings before minority interest	$333,998	$252,551	$198,109

	December 31,

	2005	2004

Assets (10):
Property operations (11):
North America(12)	$7,530,062	$3,652,547
Europe	673,342	380,273
Asia	106,069	181,631

Total property operations segment	8,309,473	4,214,451

Fund management (13):
North America	368,206	443,143
Europe	283,435	321,548
Asia	103,679	74,984

Total fund management segment	755,320	839,675

CDFS business:
North America	1,142,319	408,000
Europe(12)	1,062,338	912,028
Asia	535,190	253,304

Total CDFS business segment	2,739,847	1,573,332

Total segment assets	11,804,640	6,627,458

Other — North America	901,281	—

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

Reconciling items:
Investments in and advances to other unconsolidated investees	27,281	28,351
Cash and cash equivalents	191,716	236,529
Accounts and notes receivable	38,864	455
Other assets	150,314	90,338
Discontinued operations — assets held for sale	—	114,668

Total reconciling items	408,175	470,341

Total assets	$13,114,096	$7,097,799

(1)	Includes revenues attributable to the United States for the years ended December 31, 2005, 2004 and 2003 of $875.4 million, $922.7 million and $900.0 million, respectively.

(2)	Includes industrial and retail property rental income.

(3)	Includes fund management revenues and our share of the income or loss recognized under the equity method from our investment in the property funds along with interest earned on advances to the property funds, if any.

(4)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities plus interest income on notes receivable related to asset dispositions.

(5)	Amount represents income from unconsolidated property funds and interest income from notes receivable.

(6)	Includes rental income less rental expenses of our industrial and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(7)	Includes fund management revenues and our share of the income or loss recognized under the equity method from our investment in the property funds along with interest earned on advances to the property funds, if any.

(8)	Includes net gains or losses associated with CDFS property dispositions, fees earned from customers and third parties for development activities plus interest income on notes receivable related to asset dispositions.

(9)	Excludes proceeds of $260.5 million and $241.0 million for the years ended December 31, 2005 and 2004, respectively and a net gain of $10.6 million and $32.7 million for the years ended December 31, 2005 and 2004, respectively, associated with properties sold to third parties and presented as discontinued operations in our consolidated statements of earnings. See Note 7.

(10)	Includes long-lived assets attributable to the United States as of December 31, 2005 and 2004 of $8.8 billion and $4.3 billion, respectively.

(11)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold of $1.4 billion and $0.9 billion for the years ended December 31, 2005 and 2004, respectively.

(12)	Goodwill of $173.2 million and $21.8 million as of December 31, 2005 and 2004, respectively was attributable to the property operations segment and $56.2 million as of December 31, 2005 and 2004 was attributable to the CDFS business segment.

(13)	Represents our investment in and advances to the property funds.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Supplemental Cash Flow Information:
      Non-cash investing and financing activities for the years ended December 31, 2005, 2004 and 2003 are as follows:

•	We received $74.5 million, $115.5 million and $55.8 million of equity interests in property funds from the contribution of properties to these property funds during 2005, 2004 and 2003, respectively.

•	Limited partnership units aggregating $0.1 million, $0.9 million and $0.4 million were converted into common shares in 2005, 2004 and 2003, respectively.

•	During 2005, 2004, and 2003, we capitalized portions of the total cost of our share-based compensation awards of $3.1 million, $4.7 million and $5.0 million, respectively, to the investment basis of our real estate assets.

•	As partial consideration for certain property contributions, we received: (i) $32.6 million, $23.4 million and $24.9 million in the form of notes receivable from ProLogis North American Properties Fund V in 2005, 2004 and 2003, respectively, (all of which has been paid); (ii) a $21.4 million note receivable from ProLogis Japan Properties Fund I in December 2003, which was repaid in January 2004; (iii) a $50.9 million note from a third party (all of which was outstanding at December 31, 2004 and was repaid during 2005); and (iv) the assumption of an outstanding mortgage note in the amount of $14.5 million from ProLogis North American Properties Fund VII.

•	During 2005, we assumed $35.0 million of secured debt in connection with the acquisition of properties.
      See also the discussion of the Catellus Merger and the Keystone Transaction in Note 3.

21.	Subsequent Events:
      On January 4, 2006, we purchased the remaining 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV from our fund partner, an affiliate of Arcapita Bank B.S.C.(c) (“Arcapita”). In connection with the acquisition, we paid cash of $259.2 million and assumed debt and other liabilities with a fair value of approximately $435.9 million. This resulted in an increase in our investment of approximately $695.1 million. The cash portion of the acquisition was funded with borrowings under a $500.0 million term loan agreement that matures on April 4, 2006 and bears interest at a rate per annum equal to LIBOR plus a margin.
      In February 2006, we finalized and announced the creation of a new property fund, the North American Industrial Fund, with several institutional investors, which will primarily own recently developed industrial distribution properties in major distribution markets throughout the United States and Canada. The North American Industrial Fund, in which we will have an approximate 20% ownership interest, is an open-end fund. The North American Industrial Fund will be the primary investment vehicle that will acquire our recently developed distribution properties within the United States and Canada that meet certain specified criteria. We will receive property and asset management fees and will also have the potential for incentive performance participation based on investors’ returns.
      In March 2006, we contributed substantially all of the assets and associated liabilities we obtained in the acquisition from Arcapita, including the term loan, to the North American Industrial Fund.
      On January 9, 2006, a preferred unitholder in a subsidiary of ProLogis North American Properties Fund V exercised their option to put their interest to us at a price of approximately $55 million. We have

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an agreement with ProLogis North American Properties Fund V that would enable us to put this interest to ProLogis North American Properties Fund V at the same price after June 30, 2006.

22.	Selected Quarterly Financial Data (Unaudited):
      Selected quarterly 2005 and 2004 data (in thousands, except for per share amounts) is summarized in the table below. The amounts have been restated from previously disclosed amounts due to the disposal of properties in 2005 and 2004 whose results of operations were reclassified to discontinued operations in our consolidated statements of earnings:

	Three Months Ended,

	March 31,	June 30,	September 30,	December 31,

2005:
Total revenues	$431,888	$469,577	$532,029	$434,547

Operating income	$96,091	$120,107	$120,539	$105,626

Earnings from continuing operations	$69,548	$95,393	$91,012	$61,889

Net earnings attributable to common shares	$55,074	$77,169	$129,402	$109,102

Net earnings per share attributable to common shares — Basic(1)	$0.30	$0.41	$0.66	$0.45

Net earnings per share attributable to common shares — Diluted(1)	$0.29	$0.40	$0.63	$0.43

2004:
Total revenues	$301,794	$619,339	$425,446	$522,627

Operating income	$75,679	$101,018	$98,795	$81,791

Earnings from continuing operations	$44,698	$78,900	$55,875	$48,727

Net earnings attributable to common shares	$43,498	$79,295	$79,758	$262

Net earnings per share attributable to common shares — Basic(1)	$0.24	$0.44	$0.44	$—

Net earnings per share attributable to common shares — Diluted(1)	$0.23	$0.42	$0.42	$—

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and to the change in the number of common shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Trustees and Shareholders
ProLogis:
      Under date of March 14, 2006, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.
      In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Los Angeles, California
March 14, 2006

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Operating Properties(d):
Industrial Distribution Properties:
North America:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(e)	5,582	3,047	26,611	6,276	28,964	35,240	(9,694)	1996, 1997
Atlanta West Distribution Center(d)	21		7,166	37,024	16,477	6,988	53,679	60,667	(20,494)	1994, 1996, 2005
Breckenridge Distribution Center(d)	1		1,440	—	6,010	1,440	6,010	7,450	—	2001
Carter-Pacific Business Center	3		556	3,151	1,181	556	4,332	4,888	(1,799)	1995
Cedars Distribution Center	1		1,366	7,739	2,994	1,692	10,407	12,099	(2,458)	1999
Douglas Hill Distribution Center	4		11,677	46,825	—	11,677	46,825	58,502	(370)	2005
International Airport Industrial Center	9	(e)	2,939	14,146	7,216	2,971	21,330	24,301	(7,692)	1994, 1995
LaGrange Distribution Center	1		174	986	655	174	1,641	1,815	(716)	1994
McDonough Distribution Center	1		1,507	19,000	3	1,507	19,003	20,510	(3,294)	2002
Northeast Industrial Center	4		1,109	6,283	2,260	1,050	8,602	9,652	(3,713)	1996
Northmont Industrial Center	1		566	3,209	969	566	4,178	4,744	(1,646)	1994
Olympic Industrial Center	2		698	3,956	2,786	757	6,683	7,440	(2,253)	1996
Peachtree Commerce Business Center	4	(e)	707	4,004	1,561	707	5,565	6,272	(2,226)	1994
Piedmont Court Distribution Center	2		885	5,013	2,384	885	7,397	8,282	(2,889)	1997
Plaza Industrial Center	1		66	372	164	66	536	602	(215)	1995
Pleasantdale Industrial Center	2		541	3,184	1,064	541	4,248	4,789	(1,677)	1995
Riverside Distribution Center	3		2,533	13,336	2,469	2,556	15,782	18,338	(3,647)	1999
South Royal Distribution Center	1		356	2,019	55	356	2,074	2,430	—	2002
Tradeport Distribution Center	3		1,464	4,563	6,985	1,479	11,533	13,012	(4,379)	1994, 1996
Weaver Distribution Center	2		935	5,182	1,459	935	6,641	7,576	(2,654)	1995
Westfork Industrial Center	10		2,483	14,115	2,882	2,484	16,996	19,480	(6,159)	1995

Total Atlanta, Georgia	84		44,750	197,154	86,185	45,663	282,426	328,089	(77,975)

Austin, Texas
Corridor Park Corporate Center	6		1,652	1,681	15,107	2,114	16,326	18,440	(6,205)	1995, 1996
Montopolis Distribution Center	1		580	3,384	1,266	580	4,650	5,230	(2,093)	1994
Rutland Distribution Center	2		460	2,617	541	462	3,156	3,618	(1,324)	1993
Southpark Corporate Center	5		1,137	—	8,601	1,137	8,601	9,738	(3,327)	1994, 1995
Walnut Creek Corporate Center(d)	11		2,366	2,920	20,448	2,423	23,311	25,734	(7,760)	1994, 1995, 1996, 1999

Total Austin, Texas	25		6,195	10,602	45,963	6,716	56,044	62,760	(20,709)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Charlotte, North Carolina
Barringer Industrial Center	3		308	1,746	808	309	2,553	2,862	(1,084)	1994
Bond Distribution Center	2		905	5,126	1,653	905	6,779	7,684	(2,603)	1994
Carowinds Distribution Center	1		3,600	20,400	—	3,600	20,400	24,000	(4,562)	1999
Charlotte Commerce Center	10	(e)	4,341	24,954	7,241	4,341	32,195	36,536	(13,745)	1994
Charlotte Distribution Center	9	(e)	4,578	—	26,063	6,096	24,545	30,641	(8,518)	1995, 1996, 1997, 1998
Charlotte Distribution Center South(d)	1		309	—	4,612	1,082	3,839	4,921	—	2001
Interstate North Business Park	2		535	3,030	1,037	534	4,068	4,602	(1,341)	1997
Northpark Distribution Center	2	(e)	1,183	6,707	1,777	1,184	8,483	9,667	(2,639)	1994, 1998

Total Charlotte, North Carolina	30		15,759	61,963	43,191	18,051	102,862	120,913	(34,492)

Chattanooga, Tennessee
Stone Fort Distribution Center	4		2,063	11,688	2,527	2,063	14,215	16,278	(5,212)	1994

Total Chattanooga, Tennessee	4		2,063	11,688	2,527	2,063	14,215	16,278	(5,212)

Chicago, Illinois
Addison Distribution Center	1		646	3,662	701	640	4,369	5,009	(1,540)	1997
Alsip Distribution Center	2		2,093	11,859	7,857	2,548	19,261	21,809	(8,485)	1997, 1999
Bedford Park Industrial Center(d)	2		1,717	9,665	869	1,717	10,534	12,251	—	2004, 2005
Bensenville Distribution Center	2		1,668	9,448	5,060	1,668	14,508	16,176	(6,144)	1997
Bloomingdale 100 Business Center(d)	1		359	—	8,365	1,629	7,095	8,724	—	2001
Bolingbrook Distribution Center(d)	3		5,430	30,766	1,650	5,429	32,417	37,846	(6,354)	1999, 2003
Bridgeview Distribution Center	4		1,302	7,378	1,679	1,303	9,056	10,359	(3,204)	1996
Des Plaines Distribution Center	3		2,158	12,232	4,436	2,158	16,668	18,826	(5,865)	1995, 1996
Elk Grove Distribution Center	20	(e)	7,689	43,568	11,671	7,688	55,240	62,928	(17,557)	1995, 1996, 1997, 1998, 1999
Elmhurst Distribution Center	1		713	4,043	823	713	4,866	5,579	(1,435)	1997
Glendale Heights Distribution Center	3		3,903	22,119	1,010	3,903	23,129	27,032	(5,365)	1999
Glenview Distribution Center	2	(e)	1,156	6,550	1,235	1,156	7,785	8,941	(2,339)	1996, 1999
Gurnee Distribution Center(d)	2	(e)	1,847	10,466	220	1,847	10,686	12,533	—	2005
I-294 Distribution Center(d)	2		2,123	—	15,165	2,123	15,165	17,288	—	2005
Itasca Distribution Center	3		1,613	9,143	994	1,613	10,137	11,750	(2,983)	1996, 1997, 1998
Lombard Distribution Center	1		1,170	6,630	289	1,170	6,919	8,089	(1,605)	1999
Minooka Distribution Center(d)	2	(e)	15,900	41,927	22,589	15,900	64,516	80,416	(405)	2005
Mitchell Distribution Center	1	(e)	1,236	7,004	1,847	1,236	8,851	10,087	(3,359)	1996
North Avenue Distribution Center	2		3,201	—	8,988	2,047	10,142	12,189	(2,983)	1997, 1998
Northlake Distribution Center	1		372	2,106	708	372	2,814	3,186	(849)	1996
O’Hare Cargo Distribution Center(d)	3		6,246	—	21,092	8,605	18,733	27,338	(3,927)	1997, 2002
Pleasant Prairie Distribution Center	1		1,314	7,450	2,330	1,315	9,779	11,094	(1,765)	1999
ProLogis Park 57(d)	1		686	3,885	1,170	686	5,055	5,741	—	2004

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Remington Lakes Distribution Center(d)	1		2,761	—	14,344	2,761	14,344	17,105	—	2001
Romeoville Distribution Center	6	(e)	23,731	96,764	386	23,731	97,150	120,881	(2,362)	1999, 2005
South Holland Distribution Center	2		1,156	6,550	851	1,156	7,401	8,557	(1,790)	1999
West Chicago Distribution Center(d)	1		3,125	12,499	—	3,125	12,499	15,624	—	2005
Woodale Distribution Center	1		263	1,490	380	263	1,870	2,133	(587)	1997
Woodridge Distribution Center	14	(e)	49,508	198,032	—	49,508	198,032	247,540	(1,926)	2005

Total Chicago, Illinois	88		145,086	565,236	136,709	148,010	699,021	847,031	(82,829)

Cincinnati, Ohio
Airpark Distribution Center	2	(e)	1,128	—	11,675	1,715	11,088	12,803	(3,759)	1996
Capital Distribution Center I	4	(e)	1,750	9,922	3,630	1,750	13,552	15,302	(5,167)	1994
Capital Distribution Center II	5	(e)	1,953	11,067	3,730	1,953	14,797	16,750	(6,060)	1994
Capital Industrial Center I	10	(e)	1,039	5,885	4,146	1,104	9,966	11,070	(4,002)	1994, 1995
Constitution Distribution Center	1		1,465	8,301	521	1,465	8,822	10,287	(1,980)	1999
Dues Drive Distribution Center	1		921	5,218	1,677	921	6,895	7,816	(24)	2003
Empire Distribution Center	3	(e)	529	2,995	2,013	529	5,008	5,537	(1,816)	1995
Enterprise Distribution Center(d)	1		1,275	7,222	34	1,275	7,256	8,531	—	2005
Fairfield Business Center(d)	1		348	1,971	445	381	2,383	2,764	—	2004
Fairfield Commerce Center(d)	1		1,558	8,831	948	1,558	9,779	11,337	—	2004
Fairfield Distribution Center	1		586	3,319	945	586	4,264	4,850	(10)	2002
Kentucky Drive Business Center	4		553	3,134	1,691	553	4,825	5,378	(1,969)	1997
Mosteller Distribution Center(d)	1		473	2,678	968	483	3,636	4,119	—	2004
Park I-275 Distribution Center(d)	1		3,238	—	12,529	3,238	12,529	15,767	—	2005
Production Distribution Center	2		717	2,717	2,701	824	5,311	6,135	(1,496)	1994, 1998
Sharonville Distribution Center	3	(e)	1,761	—	12,212	2,424	11,549	13,973	(2,590)	1997, 1998
Springdale Commerce Center	3		421	2,384	1,808	421	4,192	4,613	(1,657)	1996

Total Cincinnati, Ohio	44		19,715	75,644	61,673	21,180	135,852	157,032	(30,530)

Columbus, Ohio
Brookham Distribution Center	2		5,964	23,858	—	5,964	23,858	29,822	(232)	2005
Canal Pointe Distribution Center	1		1,237	7,013	91	1,237	7,104	8,341	(1,575)	1999
Capital Park South Distribution Center	3	(e)	1,588	—	23,269	1,981	22,876	24,857	(7,316)	1996
Charter Street Distribution Center	1	(e)	1,245	7,055	113	1,245	7,168	8,413	(1,613)	1999
Columbus West Industrial Center(d)	4	(e)	1,112	6,299	2,128	1,112	8,427	9,539	(2,319)	1995, 2004
Corporate Park West(d)	3	(e)	1,079	6,117	2,585	1,079	8,702	9,781	(1,653)	1996, 2004
Fisher Distribution Center	1		1,197	6,785	2,380	1,197	9,165	10,362	(3,880)	1995

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Foreign Trade Center I	5		6,527	36,989	4,991	6,990	41,517	48,507	(9,368)	1999
McCormick Distribution Center	5		1,664	9,429	4,260	1,664	13,689	15,353	(5,193)	1994
New World Distribution Center	1		207	1,173	1,846	207	3,019	3,226	(1,371)	1994
South Park Distribution Center	2		3,344	15,182	110	3,343	15,293	18,636	(1,509)	1999, 2005
Westbelt Business Center	2	(e)	465	2,635	1,064	466	3,698	4,164	(1,157)	1998
Wingate Distribution Center	1		152	859	156	152	1,015	1,167	(342)	1994

Total Columbus, Ohio	31		25,781	123,394	42,993	26,637	165,531	192,168	(37,528)

Dallas/ Fort Worth, Texas
Alliance Distribution Center	1	(e)	3,653	14,613	—	3,653	14,613	18,266	(132)	2005
Arlington Corporate Center(d)	2		2,135	—	10,113	2,150	10,098	12,248	—	2001
Carter Industrial Center	1		334	—	2,364	334	2,364	2,698	(880)	1996
Centerport Distribution Center	1		1,250	7,082	343	1,250	7,425	8,675	(1,665)	1999
Dallas Corporate Center	10	(e)	5,161	—	31,731	5,460	31,432	36,892	(9,660)	1996, 1997, 1998, 1999
Enterprise Distribution Center	3		2,719	15,410	143	2,720	15,552	18,272	(3,462)	1999
Freeport Distribution Center	4		1,393	5,549	4,788	1,442	10,288	11,730	(2,987)	1996, 1997, 1998
Great Southwest Distribution Center	40	(e)	39,773	175,231	12,603	38,293	189,314	227,607	(24,870)	1994, 1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2005
Great Southwest Industrial Center I	2	(e)	234	1,326	1,182	308	2,434	2,742	(960)	1995
Lone Star Distribution Center	1		512	2,896	382	511	3,279	3,790	(1,128)	1996
Mesquite Distribution Center(d)	1		3,117	—	11,388	3,117	11,388	14,505	—	2005
Northgate Distribution Center	13	(e)	14,258	67,459	5,945	15,231	72,431	87,662	(9,381)	1994, 1996, 1999, 2005
Pinnacle Park Distribution Center(d)(f)	1		5,058	—	19,308	3,881	20,485	24,366	(1,995)	2001
Plano Distribution Center	7	(e)	3,915	22,186	1,499	3,915	23,685	27,600	(5,249)	1999
Redbird Distribution Center	2		1,095	6,212	1,442	1,097	7,652	8,749	(1,948)	1994, 1999
Royal Commerce Center	4	(e)	1,975	11,190	2,877	1,974	14,068	16,042	(4,464)	1997
Royal Distribution Center	1		811	4,598	342	811	4,940	5,751	(723)	2001
Stemmons Distribution Center	1		272	1,544	622	272	2,166	2,438	(792)	1995
Stemmons Industrial Center	11		1,820	11,705	3,884	1,820	15,589	17,409	(5,413)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	7	(e)	4,453	27,346	1,947	4,406	29,340	33,746	(7,824)	1996, 1999, 2001
Valwood Business Center	4		1,884	10,676	1,345	1,884	12,021	13,905	(1,773)	2001
Valwood Distribution Center	7		4,430	25,101	2,093	4,430	27,194	31,624	(6,106)	1999

Total Dallas/ Fort Worth, Texas	124		100,252	410,124	116,341	98,959	527,758	626,717	(91,412)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Denver, Colorado
Denver Business Center(d)(g)	6		1,864	9,450	9,765	1,865	19,214	21,079	(6,167)	1992, 1994, 1996, 2001, 2002
Havana Distribution Center	1		401	2,281	771	401	3,052	3,453	(1,517)	1993
Moline Distribution Center	1		327	1,850	756	327	2,606	2,933	(1,005)	1994
Moncrieff Distribution Center	1		314	2,493	953	315	3,445	3,760	(1,532)	1992
Pagosa Distribution Center	1		406	2,322	876	406	3,198	3,604	(1,435)	1993
ProLogis Park 70(d)	1		2,128	—	7,063	2,128	7,063	9,191	—	2005
Stapleton Business Center	12	(e)	34,634	139,256	—	34,634	139,256	173,890	(1,344)	2005
Upland Distribution Center I(d)	7		1,427	5,710	14,436	1,450	20,123	21,573	(6,495)	1992, 1994, 1995, 2003
Upland Distribution Center II	6		2,456	13,946	4,057	2,489	17,970	20,459	(7,584)	1993, 1994

Total Denver, Colorado	36		43,957	177,308	38,677	44,015	215,927	259,942	(27,079)

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	745	273	2,292	2,565	(943)	1994
Goodyear Distribution Center	1		511	2,899	559	511	3,458	3,969	(1,179)	1991
Northwestern Corporate Center(d)(h)	5		1,184	—	20,832	2,617	19,399	22,016	(5,103)	1992, 1993, 1994, 1997, 2003
Pan American Distribution Center	1		196	1,110	521	196	1,631	1,827	(32)	2002
Vista Corporate Center	4		1,945	—	11,711	1,945	11,711	13,656	(4,304)	1994, 1995, 1996
Vista Del Sol Industrial Center	4	(e)	996	—	17,977	2,055	16,918	18,973	(5,658)	1995, 1997, 1998

Total El Paso, Texas	16		5,105	5,556	52,345	7,597	55,409	63,006	(17,219)

Fort Lauderdale/ Miami, Florida
Airport West Distribution Center	2		1,253	3,825	3,275	1,974	6,379	8,353	(1,820)	1995, 1998
CenterPort Distribution Center	3		2,083	11,806	581	2,083	12,387	14,470	(2,943)	1999
Copans Distribution Center	2		504	2,857	530	504	3,387	3,891	(1,119)	1997, 1998
Dade Distribution Center(d)	1		2,589	14,670	—	2,589	14,670	17,259	—	2005
North Andrews Distribution Center	1		698	3,956	101	698	4,057	4,755	(1,518)	1994
Port Lauderdale Distribution Center	2		896	—	8,341	2,205	7,032	9,237	(1,601)	1997
ProLogis Park I-595	2	(e)	1,998	11,326	59	1,998	11,385	13,383	(1,126)	2003

Total Fort Lauderdale/ Miami, Florida	13		10,021	48,440	12,887	12,051	59,297	71,348	(10,127)

Houston, Texas
Blalock Distribution Center	2		595	3,370	928	595	4,298	4,893	(63)	2002
Brittmore Distribution Center	2		1,838	10,417	884	1,838	11,301	13,139	(2,985)	1999
Crosstimbers Distribution Center	1		359	2,035	794	359	2,829	3,188	(1,078)	1994
Hempstead Distribution Center	3		1,013	5,740	1,597	1,013	7,337	8,350	(3,016)	1994
Hobby Business Park	1		721	2,885	—	721	2,885	3,606	(28)	2005
I-10 Central Distribution Center	2		181	1,023	341	180	1,365	1,545	(634)	1994
I-10 Central Service Center	1		58	330	164	58	494	552	(238)	1994

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Kempwood Business Center	4		1,746	9,894	1,595	1,745	11,490	13,235	(2,127)	2001
Perimeter Distribution Center	2		813	4,604	835	813	5,439	6,252	(1,328)	1999
Pine Forest Business Center	18	(e)	4,859	27,557	5,323	4,859	32,880	37,739	(12,782)	1993, 1994, 1995
Pine North Distribution Center	2		847	4,800	560	847	5,360	6,207	(1,418)	1999
Pine Timbers Distribution Center	2		2,956	16,750	2,196	2,956	18,946	21,902	(5,074)	1999
Pinemont Distribution Center	2		642	3,636	528	641	4,165	4,806	(1,088)	1999
Post Oak Business Center	15	(e)	3,005	15,378	6,337	3,005	21,715	24,720	(9,137)	1993, 1994, 1996
Post Oak Distribution Center	7	(e)	2,115	12,017	4,891	2,041	16,982	19,023	(8,076)	1993, 1994
South Loop Distribution Center	5		1,051	5,964	3,224	1,052	9,187	10,239	(4,091)	1994
Southland Distribution Center	1		1,209	6,849	430	1,209	7,279	8,488	(106)	2002
Southwest Freeway Industrial Center	1		84	476	206	84	682	766	(335)	1994
Sugarland Corporate Center(d)	3		2,535	—	14,073	2,535	14,073	16,608	—	2005
West by Northwest Industrial Center(d)	17		4,421	8,382	38,650	4,528	46,925	51,453	(15,522)	1993, 1994, 1995, 1996, 1997, 1998, 2003
White Street Distribution Center	1		469	2,656	539	469	3,195	3,664	(1,203)	1995

Total Houston, Texas	92		31,517	144,763	84,095	31,548	228,827	260,375	(70,329)

I-81 Corridor, Pennsylvania
Harrisburg Distribution Center	1		2,243	12,572	222	2,243	12,794	15,037	(584)	2004
Harrisburg Industrial Center	1		782	6,190	588	782	6,778	7,560	(653)	2002
Kraft Distribution Center	1		2,457	13,920	70	2,457	13,990	16,447	(3,113)	1999
Lehigh Valley Distribution Center	6		9,387	52,723	751	9,390	53,471	62,861	(2,458)	2004
Middleton Distribution Center	1	(e)	4,190	23,478	145	4,190	23,623	27,813	(1,089)	2004
Northport Industrial Center	1		395	21,707	2,335	1,869	22,568	24,437	(2,079)	2002

Total I-81 Corridor, Pennsylvania	11		19,454	130,590	4,111	20,931	133,224	154,155	(9,976)

Indianapolis, Indiana
Airport Business Center	2		600	3,406	5,652	934	8,724	9,658	(1,881)	1999
Eastside Distribution Center	2		1,204	6,820	943	1,275	7,692	8,967	(1,991)	1995, 1999
Logo Court Distribution Center	1		3,352	18,678	167	3,352	18,845	22,197	(871)	2004
North by Northeast Distribution Center	1		1,058	—	7,049	1,059	7,048	8,107	(2,296)	1995
Park 100 Industrial Center	25		10,751	60,928	13,673	10,643	74,709	85,352	(27,005)	1994, 1995, 1999
Park Fletcher Distribution Center	9		2,687	15,224	5,042	2,785	20,168	22,953	(7,333)	1994, 1995, 1996
Shadeland Industrial Center	3		428	2,431	2,089	428	4,520	4,948	(1,632)	1995

Total Indianapolis, Indiana	43		20,080	107,487	34,615	20,476	141,706	162,182	(43,009)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	—	7,296	1,205	7,199	8,404	(2,132)	1997
Cameron Business Center	1	(e)	1,634	9,256	209	1,634	9,465	11,099	(2,147)	1999
Hughes Airport Center	1		876	—	3,279	910	3,245	4,155	(1,143)	1994
Las Vegas Corporate Center(d)	8	(i)	5,996	—	30,191	6,108	30,079	36,187	(7,773)	1994, 1995, 1996, 1997, 2005
Placid Street Distribution Center	1	(e)	2,620	14,848	52	2,620	14,900	17,520	(3,343)	1999
South Arville Center	1		1,440	8,160	186	1,440	8,346	9,786	(1,874)	1999
West One Business Center	4		2,468	13,985	1,418	2,469	15,402	17,871	(5,118)	1996

Total Las Vegas, Nevada	18		16,142	46,249	42,631	16,386	88,636	105,022	(23,530)

Los Angeles/ Orange County, California
Anaheim Industrial Center	13	(e)	32,275	59,983	—	32,275	59,983	92,258	(582)	2005
California Commerce Center	1	(e)	4,201	7,802	—	4,201	7,802	12,003	(76)	2005
Crossroads Business Park	7	(e)	51,661	95,951	—	51,661	95,951	147,612	(933)	2005
Fullerton Industrial Center	2	(e)	8,238	15,300	—	8,238	15,300	23,538	(149)	2005
Industry Distribution Center	7	(e)(i)	50,268	93,355	—	50,268	93,355	143,623	(908)	2005
Inland Empire Distribution Center(d)	7	(e)	52,379	84,275	29,412	53,036	113,030	166,066	(3,138)	1999, 2005
Kaiser Distribution Center(d)	7	(e)(i)	120,885	225,594	5	120,885	225,599	346,484	(1,908)	2005
Los Angeles Industrial Center	2	(e)	3,778	7,016	—	3,778	7,016	10,794	(68)	2005
Mid Counties Industrial Center(d)	11	(e)	35,477	67,816	90	35,477	67,906	103,383	(574)	2005
Mill Street Spec Distribution Center	1		1,232	31,842	—	1,232	31,842	33,074	—	2005
Orange Industrial Center	4	(e)	11,152	20,835	—	11,152	20,835	31,987	(201)	2005
Rancho Cucamonga Distribution Center	6	(e)(i)	51,283	95,241	1	51,283	95,242	146,525	(926)	2005
Redlands Commerce Center(d)	1		14,173	—	15,548	14,173	15,548	29,721	—	2005
Santa Ana Distribution Center	2	(e)	4,318	8,019	—	4,318	8,019	12,337	(78)	2005
South Bay Distribution Center	2	(e)	9,907	18,398	—	9,907	18,398	28,305	(179)	2005
Transpark Inland Empire Distribution Center(d)	1		13,774	—	21,036	13,774	21,036	34,810	—	2005
Tustin Industrial Center	3	(e)	7,619	14,150	—	7,619	14,150	21,769	(137)	2005
Vernon Distribution Center	15	(e)	25,439	47,250	—	25,439	47,250	72,689	(460)	2005

Total Los Angeles/ Orange County, California	92		498,059	892,827	66,092	498,716	958,262	1,456,978	(10,317)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Louisville, Kentucky
Airpark Commerce Center	4		1,583	8,971	5,260	1,584	14,230	15,814	(5,468)	1998
Cedar Grove Distribution Center	1	(e)	3,775	15,098	—	3,775	15,098	18,873	(147)	2005
Commerce Crossings Distribution Center	1	(e)	1,912	7,649	—	1,912	7,649	9,561	(74)	2005
I-65 Meyer Distribution Center(d)(j)	—		1,378	—	5,383	1,378	5,383	6,761	—	2004
Louisville Distribution Center	2		680	3,402	4,584	689	7,977	8,666	(2,357)	1995, 1998
Riverport Distribution Center	1	(e)	1,515	8,585	2,727	1,515	11,312	12,827	(2,016)	1999

Total Louisville, Kentucky	9		10,843	43,705	17,954	10,853	61,649	72,502	(10,062)

Memphis, Tennessee
Airport Distribution Center	18		6,536	36,998	10,036	6,536	47,034	53,570	(16,388)	1995, 1996, 1999
Centerpointe Distribution Center	3		2,497	14,151	1,364	2,497	15,515	18,012	(2,970)	2001
Delp Distribution Center	10		4,886	27,687	6,981	4,887	34,667	39,554	(11,906)	1995, 1997, 1999
Fred Jones Distribution Center	1		125	707	240	125	947	1,072	(405)	1994
Memphis Distribution Center	1		480	2,723	297	481	3,019	3,500	(5)	2002
Olive Branch Distribution Center	2		2,892	16,389	1,890	2,892	18,279	21,171	(4,264)	1999
Raines Distribution Center	1		1,635	9,264	3,852	1,635	13,116	14,751	(5,340)	1998
Southpark Distribution Center	1		859	4,866	452	859	5,318	6,177	(9)	2003
Southwide Industrial Center	4		725	4,105	1,188	724	5,294	6,018	(1,145)	1999
Stateline Distribution Center(d)	1		2,597	—	11,762	2,597	11,762	14,359	—	2005
Willow Lake Distribution Center	1		613	3,474	300	613	3,774	4,387	(906)	1999

Total Memphis, Tennessee	43		23,845	120,364	38,362	23,846	158,725	182,571	(43,338)

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	655	463	3,281	3,744	(1,233)	1995
I-40 Industrial Center	4		1,711	9,698	1,293	1,712	10,990	12,702	(3,314)	1995, 1996, 1999
Interchange City Distribution Center(d)	17	(e)	8,107	38,553	13,429	8,861	51,228	60,089	(9,761)	1994, 1995, 1996, 1997, 1998, 2001, 2003
Space Park South Distribution Center	15		3,499	19,830	7,903	3,500	27,732	31,232	(11,442)	1994

Total Nashville, Tennessee	38		13,780	70,707	23,280	14,536	93,231	107,767	(25,750)

New Jersey
Bellmawr Distribution Center	1		212	1,197	375	211	1,573	1,784	(363)	1999
Brunswick Distribution Center	2		870	4,928	2,071	870	6,999	7,869	(3,043)	1997
Chester Distribution Center	1		548	5,320	—	548	5,320	5,868	(2,653)	2002
Clearview Distribution Center	1		2,232	12,648	525	2,232	13,173	15,405	(4,249)	1996
Clifton Business Center	1		2,014	11,276	—	2,014	11,276	13,290	(110)	2005
Cranbury Business Park(d)	1		566	—	5,796	566	5,796	6,362	—	2004
Exit 10 Distribution Center	6		22,738	127,342	—	22,738	127,342	150,080	(1,237)	2005
Exit 8A Distribution Center(d)	2	(e)	20,558	44,103	23,747	20,558	67,850	88,408	(432)	2005
Kilmer Distribution Center	4	(e)	2,526	14,313	2,468	2,525	16,782	19,307	(5,414)	1996

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Meadowland Distribution Center	5		12,526	80,205	—	12,526	80,205	92,731	(8,295)	2002, 2005
Meadowland Industrial Center	8	(e)	5,676	32,167	14,576	5,675	46,744	52,419	(21,199)	1996, 1997, 1998
Mt. Laurel Distribution Center	3		826	4,679	1,238	826	5,917	6,743	(1,270)	1999
National Distribution Center	2		513	2,908	1,260	513	4,168	4,681	(1,722)	1998
Pennsauken Distribution Center	3		376	2,132	369	384	2,493	2,877	(610)	1999
Port Reading Business Park(d)	1		4,138	—	17,000	4,138	17,000	21,138	—	2005

Total New Jersey	41		76,319	343,218	69,425	76,324	412,638	488,962	(50,597)

Orlando, Florida
33rd Street Industrial Center	9		1,980	11,237	3,201	1,980	14,438	16,418	(5,391)	1994, 1995, 1996
Chancellor Distribution Center	1		380	2,156	1,204	380	3,360	3,740	(1,405)	1994
Consulate Distribution Center	3	(e)	4,148	23,617	799	4,147	24,417	28,564	(5,518)	1999
La Quinta Distribution Center	1		354	2,006	1,651	354	3,657	4,011	(1,225)	1994
Orlando Central Park	3		1,378	—	9,957	1,871	9,464	11,335	(2,497)	1997, 1998
Orlando Corporate Center(d)	2		1,214	—	7,125	1,182	7,157	8,339	—	2004
Princeton Oaks Distribution Center	1	(e)	900	5,100	22	900	5,122	6,022	(1,144)	1999
Titusville Industrial Center	1		283	1,603	416	283	2,019	2,302	(677)	1994

Total Orlando, Florida	21		10,637	45,719	24,375	11,097	69,634	80,731	(17,857)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,392	560	4,187	4,747	(1,842)	1994
Alameda Distribution Center	4	(e)	4,692	20,466	1,612	4,692	22,078	26,770	(2,729)	1992, 1998, 2005
Black Canyon Business Center	2		472	2,677	1,278	472	3,955	4,427	(857)	1999
Buckeye Road Industrial Center	2		1,236	4,988	—	1,236	4,988	6,224	(48)	2005
Hohokam 10 Industrial Center	6		4,258	7,467	12,458	4,260	19,923	24,183	(6,178)	1996, 1999
I-10 West Business Center	3		263	1,525	643	262	2,169	2,431	(932)	1993
Kyrene Commons Distribution Center	3		2,369	5,475	519	1,093	7,270	8,363	(2,389)	1992, 1998, 1999
Kyrene Commons South Distribution Center	2		1,096	—	5,232	1,163	5,165	6,328	(1,497)	1998
Martin Van Buren Distribution Center	6		572	3,285	1,524	572	4,809	5,381	(2,102)	1993, 1994
Papago Distribution Center	3		4,828	20,017	295	4,828	20,312	25,140	(1,268)	1994, 2005
Pima Distribution Center	1		306	1,742	1,150	306	2,892	3,198	(1,168)	1993
Roosevelt Distribution Center	1	(e)	1,766	7,065	—	1,766	7,065	8,831	(69)	2005
University Dr Distribution Center	1		683	2,735	—	683	2,735	3,418	(27)	2005
Watkins Distribution Center	1		242	1,375	470	243	1,844	2,087	(663)	1995
Wilson Drive Distribution Center	1	(e)	1,273	5,093	—	1,273	5,093	6,366	(50)	2005

Total Phoenix, Arizona	38		24,559	86,762	26,573	23,409	114,485	137,894	(21,819)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Portland, Oregon
Argyle Distribution Center	3		946	5,388	1,023	946	6,411	7,357	(2,709)	1993
Clackamas Distribution Center(d)	1		1,064	—	3,786	1,064	3,786	4,850	—	2005
Columbia Distribution Center	2		550	3,121	948	550	4,069	4,619	(1,541)	1994
PDX Corporate Center East	2	(i)	1,785	—	7,049	2,100	6,734	8,834	(1,998)	1997
PDX Corporate Center North	7	(i)	2,405	—	11,585	2,544	11,446	13,990	(4,164)	1995, 1996
Southshore Corporate Center	4	(e)	9,695	38,836	—	9,695	38,836	48,531	(378)	2005
Wilsonville Corporate Center	6		2,963	—	12,925	2,965	12,923	15,888	(4,835)	1995, 1996

Total Portland, Oregon	25		19,408	47,345	37,316	19,864	84,205	104,069	(15,625)

Reno, Nevada
Golden Valley Distribution Center	3		2,975	13,686	10,654	4,451	22,864	27,315	(2,775)	1996, 1998, 2005
Meredith Kleppe Business Center	5		1,573	8,949	2,804	1,573	11,753	13,326	(4,728)	1993
Packer Way Business Center	3		458	2,604	973	458	3,577	4,035	(1,579)	1993
Packer Way Distribution Center	2		506	2,879	1,435	506	4,314	4,820	(1,957)	1993
Spice Island Distribution Center	1		435	2,466	2,097	435	4,563	4,998	(1,156)	1996
Vista Industrial Center	10		9,566	40,036	12,955	9,567	52,990	62,557	(10,313)	1994, 1995, 2001

Total Reno, Nevada	24		15,513	70,620	30,918	16,990	100,061	117,051	(22,508)

Salt Lake City, Utah
Centennial Distribution Center	2		1,149	—	9,059	1,149	9,059	10,208	(3,194)	1995
Clearfield Distribution Center	2		2,500	14,165	1,747	2,481	15,931	18,412	(5,689)	1995
Crossroads Corporate Center(d)	1		284	—	6,128	926	5,486	6,412	—	2005
Salt Lake International Distribution Center	2		1,367	2,792	9,039	1,364	11,834	13,198	(4,285)	1994, 1996

Total Salt Lake City, Utah	7		5,300	16,957	25,973	5,920	42,310	48,230	(13,168)

San Antonio, Texas
10711 Distribution Center	2		582	3,301	1,526	582	4,827	5,409	(2,147)	1994
City Park East Distribution Center	3		1,002	5,676	766	1,002	6,442	7,444	(10)	2003
Coliseum Distribution Center	1		428	923	3,917	465	4,803	5,268	(2,175)	1994
Distribution Drive Center	1		473	2,680	922	473	3,602	4,075	(1,839)	1992
Downtown Distribution Center	1		241	1,364	644	241	2,008	2,249	(816)	1994
I-10 Central Distribution Center	1		223	1,275	327	240	1,585	1,825	(762)	1992
I-35 Business Center	4		663	3,773	1,706	662	5,480	6,142	(2,505)	1993
Landmark One Distribution Center	1		341	1,933	682	473	2,483	2,956	(1,005)	1994

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Macro Distribution Center	4		1,929	10,937	1,957	1,929	12,894	14,823	(1,059)	1993, 2002
Perrin Creek Corporate Center(d)	9		3,261	—	21,913	3,109	22,065	25,174	(3,591)	1995, 1996, 2003, 2004, 2005
San Antonio Distribution Center I	13		2,154	12,247	7,834	2,154	20,081	22,235	(9,003)	1992, 1993, 1994
San Antonio Distribution Center II	3		945	—	6,509	885	6,569	7,454	(2,596)	1994
San Antonio Distribution Center III	6		1,709	9,684	4,440	1,709	14,124	15,833	(5,348)	1996
Woodlake Distribution Center	2		248	1,405	1,185	248	2,590	2,838	(906)	1994

Total San Antonio, Texas	51		14,199	55,198	54,328	14,172	109,553	123,725	(33,762)

San Diego, California
San Diego Industrial Center	13		8,685	16,128	—	8,685	16,128	24,813	(158)	2005

Total San Diego, California	13		8,685	16,128	—	8,685	16,128	24,813	(158)

San Francisco (Central Valley), California
Central Valley Distribution Center(d)	4		6,935	34,316	2,677	6,936	36,992	43,928	(6,048)	1999, 2002, 2003
Central Valley Industrial Center	4	(e)(i)	11,418	48,726	5,719	11,868	53,995	65,863	(6,673)	1999, 2002, 2005
Manteca Distribution Center	1	(e)	9,280	27,841	—	9,280	27,841	37,121	(271)	2005
Patterson Pass Business Center	5		2,496	4,885	9,298	2,496	14,183	16,679	(4,695)	1993, 1997, 1998
Sacramento Business Center	4		1,218	3,654	—	1,218	3,654	4,872	(36)	2005
Tracy Distribution Center(d)	1		2,802	6,539	157	2,802	6,696	9,498	—	2004

Total San Francisco (Central Valley), California	19		34,149	125,961	17,851	34,600	143,361	177,961	(17,723)

San Francisco (East Bay), California
Alvarado Business Center	10	(e)	20,739	62,595	—	20,739	62,595	83,334	(605)	2005
Barrington Business Center	3		1,741	9,863	1,180	1,740	11,044	12,784	(2,547)	1999
East Bay Industrial Center	1		531	3,009	488	531	3,497	4,028	(1,481)	1994
Eigenbrodt Way Distribution Center	1	(e)	393	2,228	407	393	2,635	3,028	(1,103)	1993
Hayward Commerce Center	4		1,933	10,955	1,623	1,934	12,577	14,511	(4,959)	1993
Hayward Commerce Park	9		2,764	15,661	4,214	2,763	19,876	22,639	(8,488)	1994
Hayward Distribution Center	6	(e)	2,906	19,165	3,469	3,327	22,213	25,540	(9,450)	1993
Hayward Industrial Center	13	(e)	4,481	25,393	4,360	4,481	29,753	34,234	(12,204)	1993
Livermore Distribution Center	4	(e)	8,992	26,976	—	8,992	26,976	35,968	(262)	2005
Oakland Industrial Center(d)	3	(e)	8,234	24,704	—	8,234	24,704	32,938	(179)	2005
Regatta Business Park	2	(e)	7,688	23,063	—	7,688	23,063	30,751	(224)	2005
San Leandro Distribution Center	3	(e)	1,387	7,862	1,146	1,387	9,008	10,395	(3,787)	1993

Total San Francisco (East Bay), California	59		61,789	231,474	16,887	62,209	247,941	310,150	(45,289)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
San Francisco (South Bay), California
Bayside Business Center	2	(i)	2,088	—	4,851	2,089	4,850	6,939	(1,946)	1996
Bayside Corporate Center	7	(i)	4,365	—	18,072	4,364	18,073	22,437	(7,764)	1995, 1996
Bayside Plaza I	12	(i)	5,212	18,008	2,726	5,216	20,730	25,946	(8,461)	1993
Bayside Plaza II	2	(i)	634	—	3,302	634	3,302	3,936	(1,691)	1994
Gateway Corporate Center	11	(i)	7,575	24,746	6,482	7,574	31,229	38,803	(13,395)	1993, 1996
Mowry Business Center	4		5,933	—	19,440	7,816	17,557	25,373	(4,987)	1997, 1998
Overlook Distribution Center	1		1,573	8,915	29	1,573	8,944	10,517	(2,016)	1999
Pacific Commons Industrial Center	7	(e)(i)	30,107	90,416	—	30,107	90,416	120,523	(895)	2005
Pacific Industrial Center	6	(e)	21,676	65,083	—	21,676	65,083	86,759	(633)	2005
Shoreline Business Center	8	(i)	4,328	16,101	1,607	4,327	17,709	22,036	(7,055)	1993
Shoreline Business Center II	2	(i)	922	—	5,259	922	5,259	6,181	(2,410)	1995
Spinnaker Business Center	12	(i)	7,043	25,220	3,941	7,042	29,162	36,204	(11,722)	1993
Thornton Business Center	5		3,988	11,706	6,646	3,988	18,352	22,340	(6,603)	1993, 1996
Trimble Distribution Center	5		2,836	16,067	2,961	2,836	19,028	21,864	(7,737)	1994

Total San Francisco (South Bay), California	84		98,280	276,262	75,316	100,164	349,694	449,858	(77,315)

Seattle, Washington
Andover East Business Center	2		535	3,033	516	535	3,549	4,084	(1,409)	1994
Fife Corporate Center	3		4,059	—	11,050	4,209	10,900	15,109	(3,512)	1996
Kent Corporate Center	2	(i)	2,882	1,987	9,761	3,276	11,354	14,630	(4,322)	1995
Van Doren’s Distribution Center	2	(i)	2,473	—	9,667	3,111	9,029	12,140	(3,231)	1995, 1997

Total Seattle, Washington	9		9,949	5,020	30,994	11,131	34,832	45,963	(12,474)

St. Louis, Missouri
Earth City Industrial Center	8	(e)	3,375	19,144	6,375	3,375	25,519	28,894	(8,419)	1997, 1998
Hazelwood Distribution Center	2	(e)	847	4,802	531	847	5,333	6,180	(1,326)	1997, 1999
Westport Distribution Center	3	(e)	761	4,310	1,054	761	5,364	6,125	(1,629)	1997

Total St. Louis, Missouri	13		4,983	28,256	7,960	4,983	36,216	41,199	(11,374)

Tampa, Florida
Adamo Distribution Center	6		2,105	11,930	1,427	2,105	13,357	15,462	(2,278)	1995, 2001
Commerce Park Distribution Center	4		811	4,597	1,308	811	5,905	6,716	(2,571)	1994
Eastwood Distribution Center	1		122	690	122	122	812	934	(336)	1994
Lakeland Distribution Center	1		938	5,313	889	938	6,202	7,140	(2,435)	1994
Orchid Lake Industrial Center	1		41	235	27	41	262	303	(99)	1994
Plant City Distribution Center	1		206	1,169	262	206	1,431	1,637	(531)	1994
Sabal Park Distribution Center	8	(e)	3,180	10,364	13,538	3,516	23,566	27,082	(5,596)	1996, 1997, 1998, 2002
Silo Bend Distribution Center	4		2,887	16,358	3,303	2,887	19,661	22,548	(7,203)	1994

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Silo Bend Industrial Center	1		525	2,975	731	525	3,706	4,231	(1,407)	1994
Tampa East Distribution Center	10		2,700	15,302	2,601	2,541	18,062	20,603	(7,234)	1994
Tampa East Industrial Center	2		332	1,880	470	332	2,350	2,682	(951)	1994
Tampa West Distribution Center	14		3,053	17,173	3,670	3,100	20,796	23,896	(8,369)	1994, 1995
Tampa West Industrial Center	3		355	(9)	5,904	636	5,614	6,250	(1,784)	1996, 1998

Total Tampa, Florida	56		17,255	87,977	34,252	17,760	121,724	139,484	(40,794)

Washington D.C./ Baltimore, Maryland
Airport Commons Distribution Center	2	(e)	2,320	—	9,840	2,360	9,800	12,160	(3,032)	1997
Ardmore Distribution Center	3		1,431	8,110	1,368	1,432	9,477	10,909	(3,707)	1994
Ardmore Industrial Center	2		984	5,581	1,175	984	6,756	7,740	(2,790)	1994
Concorde Industrial Center	4	(e)	1,538	8,717	2,183	1,538	10,900	12,438	(4,114)	1995
De Soto Business Park	5		1,774	10,055	4,660	1,774	14,715	16,489	(6,210)	1996
Edgewood Distribution Center(d)	1		4,244	12,732	—	4,244	12,732	16,976	—	2005
Eisenhower Industrial Center	3	(e)	1,240	7,025	1,991	1,240	9,016	10,256	(3,721)	1994
Fleet Distribution Center	8	(e)	3,198	18,121	2,648	3,115	20,852	23,967	(7,626)	1996
Gateway Distribution Center	2		192	—	4,373	832	3,733	4,565	(850)	1998
Hampton Central Distribution Center	2		1,769	—	10,226	2,252	9,743	11,995	(2,818)	1996, 1997
Hickory Ridge Distribution Center	2		15,988	47,964	—	15,988	47,964	63,952	(394)	2005
Meadowridge Distribution Center	1	(e)	1,757	—	6,124	1,902	5,979	7,881	(1,315)	1998
Patapsco Distribution Center	1		270	1,528	1,325	270	2,853	3,123	(1,145)	1995
Sunnyside Industrial Center	3		1,541	8,733	2,287	1,541	11,020	12,561	(4,290)	1994
White Oak Distribution Center	1		3,986	24,107	7	3,986	24,114	28,100	(2,363)	2002
Winchester Distribution Center	1		3,286	13,142	—	3,286	13,142	16,428	(128)	2005

Total Washington D.C./ Baltimore, Maryland	41		45,518	165,815	48,207	46,744	212,796	259,540	(44,503)

Other
Shawnee Distribution Center	1		2,858	11,432	—	2,858	11,432	14,290	(111)	2005
Topeka Distribution Center	1		108	430	—	108	430	538	(4)	2005
Valley Industrial Center	1		363	—	3,662	362	3,663	4,025	(955)	1997

Total Other	3		3,329	11,862	3,662	3,328	15,525	18,853	(1,070)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Mexico:
Juarez
Del Norte Industrial Center	1		1,041	7,827	863	1,382	8,349	9,731	(9)	2002
Independencia Industrial Center(d)	2		3,214	—	4,680	3,214	4,680	7,894	—	2005
Los Aztecas Industrial Center	1		148	837	417	33	1,369	1,402	(316)	1999
Ramon Rivera Industrial Center	1		445	—	3,320	2,246	1,519	3,765	(319)	2000
Rio Bravo Industrial Center	1		349	1,979	318	410	2,236	2,646	(393)	2001
Salvacar Industrial Center(d)	7		3,991	—	15,492	4,602	14,881	19,483	(1,539)	1998, 1999, 2000, 2001, 2002, 2005

Total Juarez, Mexico	13		9,188	10,643	25,090	11,887	33,034	44,921	(2,576)

Monterrey
Monterrey Industrial Park(d)	5		4,049	3,785	9,358	4,219	12,973	17,192	(3,055)	1997, 1998, 2005

Total Monterrey, Mexico	5		4,049	3,785	9,358	4,219	12,973	17,192	(3,055)

Reynosa
Colonial Industrial Center(d)	2		943	1,574	3,081	671	4,927	5,598	—	1999, 2000
Del Norte Industrial Center	2		809	—	6,891	1,065	6,635	7,700	(2,107)	1998
Del Norte Industrial Center II(d)	1		1,131	—	6,114	1,131	6,114	7,245	—	2005
Pharr Bridge Industrial Center(d)	2		2,347	—	8,793	2,347	8,793	11,140	—	2004, 2005
Reynosa Industrial Center(d)	5		1,569	1,038	11,457	1,857	12,207	14,064	(3,155)	1997, 1998, 1999
Reynosa Industrial Center III(d)	1		589	—	5,777	589	5,777	6,366	—	2001
Villa Florida Industrial Center(d)	1		2,527	14,314	—	2,527	14,314	16,841	—	2004

Total Reynosa, Mexico	14		9,915	16,926	42,113	10,187	58,767	68,954	(5,262)

Subtotal North America	1,377		1,525,428	4,889,729	1,531,229	1,551,907	6,394,479	7,946,386	(1,108,352)

Europe:
Czech Republic:
Prague East Distribution Center(d)	2		3,354	—	11,245	3,354	11,245	14,599	—	2005

Total Czech Republic	2		3,354	—	11,245	3,354	11,245	14,599	—

France:
Clesud Grans Miramas Distribution Center(d)	1		924	—	7,870	925	7,869	8,794	—	2005
Isle d’Abeau Distribution Center(d)	2		2,226	15,068	7,685	2,320	22,659	24,979	—	2002, 2005
Le Havre Distribution Center(d)	1		206	—	14,065	199	14,072	14,271	—	2003
Metz Distribution Center(d)	1		1,070	6,500	(374)	1,015	6,181	7,196	—	2004
Moissy Cramayel Distribution Center(d)	4		2,750	—	42,874	2,750	42,874	45,624	—	2005
Orleans Distribution Center(d)	1		3,125	16,558	(571)	2,936	16,176	19,112	—	2004

Total France	10		10,301	38,126	71,549	10,145	109,831	119,976	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Germany:
Dradenau Distribution Center(d)	1		80	—	10,573	80	10,573	10,653	—	2005
Frankfurt Riederhof Distribution Center(d)	1		7,320	—	13,851	7,104	14,067	21,171	—	2003
Koblenz Distribution Center(d)	1		590	—	2,167	590	2,167	2,757	—	2005
Krefeld Distribution Center(d)	1		2,143	—	9,801	2,496	9,448	11,944	—	2002
Munich Distribution Center(d)	1		6,872	—	11,021	6,872	11,021	17,893	—	2005

Total Germany	5		17,005	—	47,413	17,142	47,276	64,418	—

Hungary:
Budapest Distribution Center(d)	1		1,302	—	6,874	1,302	6,874	8,176	—	2005

Total Hungary	1		1,302	—	6,874	1,302	6,874	8,176	—

Italy:
Lodi Distribution Center(d)	1		1,367	13,258	—	1,367	13,258	14,625	—	2005
Padua Distribution Center(d)	1		2,724	—	9,416	2,724	9,416	12,140	—	2005
Romentino Distribution Center(d)	1		1,478	—	9,167	1,479	9,166	10,645	—	2005

Total Italy	3		5,569	13,258	18,583	5,570	31,840	37,410	—

Poland:
Blonie Distribution Center(d)	1		1,421	—	8,895	1,421	8,895	10,316	—	2005
Poznan II Distribution Center(d)	3		2,572	—	15,698	2,572	15,698	18,270	—	2005
Sosnowiec Distribution Center(d)	2		1,353	—	19,678	1,353	19,678	21,031	—	2005
Teresin Distribution Center(d)	2		2,151	—	22,019	2,156	22,014	24,170	—	2004, 2005
Wroclaw Distribution Center(d)	2		3,701	—	13,853	3,702	13,852	17,554	—	2005

Total Poland	10		11,198	—	80,143	11,204	80,137	91,341	—

Spain:
Alcala Distribution Center(d)	2		7,413	—	22,389	7,413	22,389	29,802	—	2005

Total Spain	2		7,413	—	22,389	7,413	22,389	29,802	—

United Kingdom:
Ardra Road, Edmonton Distribution Center(d)	1		13,715	—	14,868	13,715	14,868	28,583	—	2005
Beddington Distribution Center(d)	2		12,198	16,288	6,386	13,537	21,335	34,872	—	2002
Bermuda Distribution Center(d)	1		9,364	—	17,646	9,364	17,646	27,010	—	2005
Bristol Coldstore Distribution Center	1		10,071	3,022	94	10,160	3,027	13,187	(2,364)	2003
Campbell Road Distribution Center(d)	1		7,391	—	11,476	6,557	12,310	18,867	—	2004
Didcot Distribution Center(d)	1		9,512	—	10,487	9,512	10,487	19,999	—	2005
Fort Dunlop Distribution Center(d)	2		12,666	—	11,239	13,451	10,454	23,905	—	2001, 2005

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Gascoigne Road Barking Distribution Center(d)	1		5,500	—	9,480	5,487	9,493	14,980	—	2003
Kings Lynn Coldstore Distribution Center	1		16,435	5,325	165	16,586	5,339	21,925	(3,628)	2003
North Kettering Distribution Center(d)	1		9,547	—	24,856	9,547	24,856	34,403	—	2005
River Road Distribution Center(d)	1		20,397	—	22,042	18,591	23,848	42,439	—	2004
Wellingborough Distribution Center(d)	1		6,513	—	11,606	6,513	11,606	18,119	—	2005
Weston Avenue Distribution Center(d)	1		6,172	4,620	3,624	6,825	7,591	14,416	—	2002

Total United Kingdom	15		139,481	29,255	143,969	139,845	172,860	312,705	(5,992)

Subtotal Europe	48		195,623	80,639	402,165	195,975	482,452	678,427	(5,992)

Asia:
China:
Guangzhou Distribution Center(d)	1		1,067	—	3,720	1,066	3,721	4,787	—	2005
Taopu Distribution Center(d)	3		5,323	—	12,817	5,323	12,817	18,140	—	2005

Total China	4		6,390	—	16,537	6,389	16,538	22,927	—

Japan:
ProLogis Park Narita II(d)	1		2,509	—	18,373	2,509	18,373	20,882	—	2005
ProLogis Park Sugito I(d)	1		18,143	—	32,543	18,143	32,543	50,686	—	2005

Total Japan	2		20,652	—	50,916	20,652	50,916	71,568	—

Singapore:
Changi South Distribution Center(d)	1		—	11,598	—	—	11,598	11,598	—	2004

Total Singapore	1		—	11,598	—	—	11,598	11,598	—

Subtotal Asia	7		27,042	11,598	67,453	27,041	79,052	106,093	—

Total Industrial Distribution Properties(d)	1,432		1,748,093	4,981,966	2,000,847	1,774,923	6,955,983	8,730,906	(1,114,344)

Retail Properties:
Denver, Colorado
Belcaro Shopping Center	1		3,758	15,036	—	3,758	15,036	18,794	(110)	2005

Total Denver, Colorado	1		3,758	15,036	—	3,758	15,036	18,794	(110)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Los Angeles/ Orange County, California
Anaheim Retail Center	2		1,604	3,741	—	1,604	3,741	5,345	(28)	2005
Newport Retail Center	1		4,478	10,450	—	4,478	10,450	14,928	—	2005
Tustin Retail Center	1		2,001	4,669	—	2,001	4,669	6,670	(34)	2005
Woodland Retail Center	3		10,376	24,208	—	10,376	24,208	34,584	(176)	2005

Total Los Angeles/ Orange County, California	7		18,459	43,068	—	18,459	43,068	61,527	(238)

Phoenix, Arizona
Tucson La Cholla Retail Center	4		1,208	6,845	—	1,208	6,845	8,053	(50)	2005

Total Phoenix, Arizona	4		1,208	6,845	—	1,208	6,845	8,053	(50)

Portland, Oregon
Raleigh West Shopping Center	2		1,173	6,647	—	1,173	6,647	7,820	(31)	2005

Total Portland, Oregon	2		1,173	6,647	—	1,173	6,647	7,820	(31)

San Francisco (East Bay), California
EB Bridge Shopping Center	8		23,041	81,693	—	23,041	81,693	104,734	(596)	2005
Granada Shopping Center	1		2,604	9,232	—	2,604	9,232	11,836	(67)	2005

Total San Francisco (East Bay), California	9		25,645	90,925	—	25,645	90,925	116,570	(663)

San Francisco (South Bay), California
Pacific Commons Retail Center	6		16,606	58,883	—	16,606	58,883	75,489	(465)	2005

Total San Francisco (South Bay), California	6		16,606	58,883	—	16,606	58,883	75,489	(465)

Total Retail Properties	29		66,849	221,404	—	66,849	221,404	288,253	(1,557)

Office Properties:
Chicago, Illinois
Glenview Office Center	2		4,362	21,518	—	4,362	21,518	25,880	(160)	2005
Santa Fe Office Center	1		8,809	44,716	—	8,809	44,716	53,525	(314)	2005
Woodridge Office Center	1		1,165	5,689	—	1,165	5,689	6,854	(43)	2005

Total Chicago, Illinois	4		14,336	71,923	—	14,336	71,923	86,259	(517)

Dallas/ Fort Worth, Texas
Freeport Office Center	1		1,922	10,893	—	1,922	10,893	12,815	(84)	2005

Total Dallas/ Fort Worth, Texas	1		1,922	10,893	—	1,922	10,893	12,815	(84)

Denver, Colorado
Circle Point Corporate Center	2		9,037	36,149	—	9,037	36,149	45,186	(282)	2005

Total Denver, Colorado	2		9,037	36,149	—	9,037	36,149	45,186	(282)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Los Angeles/ Orange County, California
Anaheim Office Park	2		7,203	16,573	—	7,203	16,573	23,776	(119)	2005
Chatsworth Office Park	4		8,696	20,377	—	8,696	20,377	29,073	(153)	2005
Corona Office Park	1		3,806	8,880	—	3,806	8,880	12,686	(65)	2005
Newport Office Park	2		3,627	8,464	—	3,627	8,464	12,091	(62)	2005
Orange Office Park	1		2,245	5,238	—	2,245	5,238	7,483	(31)	2005
Santa Ana Office Park	1		755	1,762	—	755	1,762	2,517	(11)	2005
Tustin Office Park	1		3,395	6,359	—	3,395	6,359	9,754	(47)	2005

Total Los Angeles/ Orange County, California	12		29,727	67,653	—	29,727	67,653	97,380	(488)

Portland, Oregon
Raleigh West Executive Center	1		507	2,872	—	507	2,872	3,379	(20)	2005

Total Portland, Oregon	1		507	2,872	—	507	2,872	3,379	(20)

San Francisco (Central Valley), California
Central Valley Office Park	4		2,098	7,456	—	2,098	7,456	9,554	(54)	2005

Total San Francisco (Central Valley), California	4		2,098	7,456	—	2,098	7,456	9,554	(54)

Total Office Properties	24		57,627	196,946	—	57,627	196,946	254,573	(1,445)

Total Operating Properties	1,485		1,872,569	5,400,316	2,000,847	1,899,399	7,374,333	9,273,732	(1,117,346)

Properties Under Development:
North America:
United States:
Atlanta, Georgia
Douglas Hill Distribution Center	1		—	—	22,695	22,695	—	22,695	—
Greenwood Industrial Park	1		4,231	—	10,355	14,586	—	14,586	—

Total Atlanta, Georgia	2		4,231	—	33,050	37,281	—	37,281	—

Charlotte, North Carolina
Interstate North Business Park	1		355	—	107	462	—	462	—
West Pointe Business Center	1		2,371	—	3,432	5,803	—	5,803	—

Total Charlotte, North Carolina	2		2,726	—	3,539	6,265	—	6,265	—

Chicago, Illinois
I-80 Morris Distribution Center	1		4,329	—	11,023	15,352	—	15,352	—

Total Chicago, Illinois	1		4,329	—	11,023	15,352	—	15,352	—

Columbus, Ohio
Etna Distribution Center	1		1,693	—	10,535	12,228	—	12,228	—

Total Columbus, Ohio	1		1,693	—	10,535	12,228	—	12,228	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Houston, Texas
Jersey Village Corporate Center	2		2,697	—	11,417	14,114	—	14,114	—

Total Houston, Texas	2		2,697	—	11,417	14,114	—	14,114	—

I-81 Corridor, Pennsylvania
Quakertown Distribution Center	1		7,017	—	7,401	14,418	—	14,418	—

Total I-81 Corridor, Pennsylvania	1		7,017	—	7,401	14,418	—	14,418	—

Los Angeles/ Orange County, California
Redlands Distribution Center	2		1,925	—	7,499	9,424	—	9,424	—

Total Los Angeles/ Orange County, California	2		1,925	—	7,499	9,424	—	9,424	—

Louisville, Kentucky
I-65 Meyer Distribution Center	1		2,816	—	9,484	12,300	—	12,300	—

Total Louisville, Kentucky	1		2,816	—	9,484	12,300	—	12,300	—

New Jersey
Stults Distribution Center	1		767	—	57	824	—	824	—

Total New Jersey	1		767	—	57	824	—	824	—

Orlando, Florida
Marianna Distribution Center	1		755	—	5,024	5,779	—	5,779	—
Orlando Corporate Center	2		1,660	—	1,013	2,673	—	2,673	—

Total Orlando, Florida	3		2,415	—	6,037	8,452	—	8,452	—

Portland, Oregon
PDX Corporate Center North II	2		2,905	—	3,564	6,469	—	6,469	—
Southshore Corporate Center	1		1,605	—	724	2,329	—	2,329	—

Total Portland, Oregon	3		4,510	—	4,288	8,798	—	8,798	—

San Antonio, Texas
Coliseum Distribution Center	2		1,102	—	4,564	5,666	—	5,666	—
Tri-County Distribution Center	1		927	—	7,087	8,014	—	8,014	—

Total San Antonio, Texas	3		2,029	—	11,651	13,680	—	13,680	—

Washington D.C./ Baltimore, Maryland
Gateway Business Center	3		5,070	—	1,101	6,171	—	6,171	—

Total Washington D.C./ Baltimore, Maryland	3		5,070	—	1,101	6,171	—	6,171	—

Mexico:
Monterrey
Monterrey Industrial Center	1		347	—	1,174	1,521	—	1,521	—

Total Monterrey, Mexico	1		347	—	1,174	1,521	—	1,521	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Reynosa
Pharr Bridge Industrial Center	3		2,200	—	773	2,973	—	2,973	—

Total Reynosa, Mexico	3		2,200	—	773	2,973	—	2,973	—

Canada:
Toronto
Mississauga Gateway Center	3		22,066	—	10,938	33,004	—	33,004	—

Total Toronto, Canada	3		22,066	—	10,938	33,004	—	33,004	—

Subtotal North America	32		66,838	—	129,967	196,805	—	196,805	—

Europe:
Belgium:
Vilvoorde Distribution Center	1		—	—	4,138	4,138	—	4,138	—
Willebroek Distribution Center	2		4,630	—	3,741	8,371	—	8,371	—

Total Belgium	3		4,630	—	7,879	12,509	—	12,509	—

France:
Macon Distribution Center	1		1,808	—	5,132	6,940	—	6,940	—

Total France	1		1,808	—	5,132	6,940	—	6,940	—

Germany:
Berlin Distribution Center	1		2,308	—	2,885	5,193	—	5,193	—
Malsfeld Distribution Center	1		1,938	—	8,299	10,237	—	10,237	—
Martinszehnten Distribution Center	1		2,674	—	3,021	5,695	—	5,695	—

Total Germany	3		6,920	—	14,205	21,125	—	21,125	—

Italy:
Bologna Distribution Center	1		4,002	—	6,567	10,569	—	10,569	—
Romentino Distribution Center	2		2,866	—	22,002	24,868	—	24,868	—

Total Italy	3		6,868	—	28,569	35,437	—	35,437	—

Poland:
Gdansk Distribution Center	1		5,546	—	284	5,830	—	5,830	—
Piotrkow Distribution Center	1		645	—	4,378	5,023	—	5,023	—
Wroclaw Distribution Center	1		1,789	—	508	2,297	—	2,297	—

Total Poland	3		7,980	—	5,170	13,150	—	13,150	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
United Kingdom:
Crewe Distribution Center	1		9,496	—	17,150	26,646	—	26,646	—
Dunstable Distribution Center	2		62,436	—	3,786	66,222	—	66,222	—
Marston Gate Distribution Center	1		2,521	—	212	2,733	—	2,733	—
North Kettering Distribution Center	1		22,550	—	23,908	46,458	—	46,458	—
Peterborough Distribution Center	1		16,118	—	1,214	17,332	—	17,332	—
Stafford Distribution Center	3		24,266	—	18,966	43,232	—	43,232	—
Swindon Distribution Center	1		10,775	—	8,928	19,703	—	19,703	—
Wakefield Distribution Center	1		4,656	—	10,466	15,122	—	15,122	—
Wellingborough Distribution Center	1		8,281	—	13,363	21,644	—	21,644	—

Total United Kingdom	12		161,099	—	97,993	259,092	—	259,092	—

Subtotal Europe	25		189,305	—	158,948	348,253	—	348,253	—

Asia:
China:
Beijing Airport Phase I Distribution Center	1		—	—	309	309	—	309	—
ProLogis Park TEDA Distribution Center	2		1,294	—	65	1,359	—	1,359	—
Puyun Distribution Center	2		3,322	—	2,852	6,174	—	6,174	—
Taopu Distribution Center	2		1,190	—	90	1,280	—	1,280	—

Total China	7		5,806	—	3,316	9,122	—	9,122	—

Japan:
Amagasaki Distribution Center	1		34,264	—	15,743	50,007	—	50,007	—
Koshigaya II Distribution Center	1		19,444	—	6,614	26,058	—	26,058	—
Maishima I Distribution Center	1		16,793	—	15,217	32,010	—	32,010	—
Maishima II Distribution Center	1		6,685	—	113	6,798	—	6,798	—
Tokyo II Distribution Center	2		55,505	—	74,689	130,194	—	130,194	—
Tomiya Distribution Center	1		4,235	—	2,249	6,484	—	6,484	—
Urayasu III Distribution Center	1		47,324	—	31,290	78,614	—	78,614	—

Total Japan	8		184,250	—	145,915	330,165	—	330,165	—

Subtotal Asia	15		190,056	—	149,231	339,287	—	339,287	—

Total Properties Under Development	72		446,199	—	438,146	884,345	—	884,345	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Land Held for Future Development
North America:
United States:
Atlanta, Georgia
Atlanta West Distribution Center			561	—	193	754	—	754	—	1994
Breckenridge Distribution Center			1,422	—	329	1,751	—	1,751	—	1997, 1998
Douglas Hill			1,223	—	—	1,223	—	1,223	—	2005
Greenwood Industrial Park			11,018	—	9,816	20,834	—	20,834	—	2000, 2002, 2005

Total Atlanta, Georgia			14,224	—	10,338	24,562	—	24,562	—

Austin, Texas
Robert Muller Airport (RMMA)			11,719		—	11,719		11,719		2005
Walnut Creek Corporate Center			135	—	183	318	—	318	—	1994

Total Austin, Texas			11,854	—	183	12,037	—	12,037	—

Charlotte, North Carolina
ProLogis Park I-485			352	—	818	1,170	—	1,170	—	1997
West Pointe Business Center			4,463	—	—	4,463		4,463	—	2004, 2005

Total Charlotte, North Carolina			4,815	—	818	5,633	—	5,633	—

Chicago, Illinois
Chicago Damen Avenue			26,131	—	—	26,131	—	26,131	—	2005
I-55 Distribution Center			4,043	—	2,551	6,594	—	6,594	—	2000
Joliet			3,550	—	—	3,550	—	3,550	—	2005
Minooka			7,156	—	—	7,156	—	7,156	—	2005
O’Hare Cargo Distribution Center			3,927	—	2,687	6,614	—	6,614	—	1996, 1997
Prairie Glenn II			1,860	—	—	1,860	—	1,860	—	2005
Route 47 Distribution Center			7,142	—	—	7,142	—	7,142	—	2005
Woodridge International Center			6,320	—	—	6,320	—	6,320	—	2005

Total Chicago, Illinois			60,129	—	5,238	65,367	—	65,367	—

Cincinnati, Ohio
Park 275			6,142	—	—	6,142	—	6,142	—	2005
West Chester Commerce Park I			1,695	—	—	1,695	—	1,695	—	1997, 2000, 2001

Total Cincinnati, Ohio			7,837	—	—	7,837	—	7,837	—

Columbus, Ohio
Capital Park South Distribution Center			794	—	145	939	—	939	—	1994, 1998, 2000
Etna Distribution Center			4,480	—	—	4,480	—	4,480	—	2005

Total Columbus, Ohio			5,274	—	145	5,419	—	5,419	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Dallas/ Fort Worth, Texas
Beal/ NW Industrial Center			3,528	—	—	3,528	—	3,528	—	2005
Blue Mound			585	—	—	585	—	585	—	2002
Freeport Corporate Center			436	—	906	1,342	—	1,342	—	1999
Gateway Coppell		(i)	10,340	—	—	10,340	—	10,340	—	2005
Gateway East			3,300	—	—	3,300	—	3,300	—	2005
Great Southwest Distribution Center			398	—	—	398	—	398	—	2001
Lancaster Distribution Center			7,827	—	—	7,827	—	7,827	—	2005
Lewisville Distribution Center			5,069	—	4,699	9,768	—	9,768	—	2000, 2001
Plano Business Park			1,340	—	—	1,340	—	1,340	—	2005
Stellar Way			1,510	—	—	1,510	—	1,510	—	2005

Total Dallas/ Fort Worth, Texas			34,333	—	5,605	39,938	—	39,938	—

Denver, Colorado
Circle Point Center			2,080	—	—	2,080	—	2,080	—	2005
Eastgate Business Center			12,000	—	—	12,000	—	12,000	—	2005
ProLogis Park 70			3,964	—	—	3,964	—	3,964	—	2003
Stapleton Business Center			1,850	—	—	1,850	—	1,850	—	2005

Total Denver, Colorado			19,894	—	—	19,894	—	19,894	—

El Paso, Texas
Goodyear Distribution Center			555	—	18	573	—	573	—	2001
Northwestern Corporate Center			1,051	—	2,258	3,309	—	3,309	—	1991
Pan Am Distribution Center			153	—	—	153	—	153	—	2002
Vista Del Sol Industrial Center			324	—	12	336	—	336	—	1994
Vista Del Sol Industrial Center II			242	—	58	300	—	300	—	1995

Total El Paso, Texas			2,325	—	2,346	4,671	—	4,671	—

Houston, Texas
Hobby Business Center			4,422	—	—	4,422	—	4,422	—	2005
Jersey Village Corporate Center			3,039	—	1,220	4,259	—	4,259	—	1997
Sugarland Corporate Center			648	—	519	1,167	—	1,167	—	2004, 2005
West by Northwest Industrial Center			379	—	266	645	—	645	—	1993

Total Houston, Texas			8,488	—	2,005	10,493	—	10,493	—

I-81 Corridor, Pennsylvania
I-81 Corridor Distribution Center			9,501	—	2,238	11,739	—	11,739	—	2003, 2004, 2005
Northport Industrial Center			2,500	—	15	2,515	—	2,515	—	2002
Park 33 Distribution Center			18,953	—	1,620	20,573	—	20,573	—	2004

Total I-81 Corridor, Pennsylvania			30,954	—	3,873	34,827	—	34,827	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Indianapolis, Indiana
Airport Business Center			1,122	—	—	1,122	—	1,122	—	1999
Lebanon Commerce Park Land			2,246	—	—	2,246	—	2,246	—	1998, 2003
Plainfield Park Distribution Center			1,082	—	571	1,653	—	1,653	—	1996

Total Indianapolis, Indiana			4,450	—	571	5,021	—	5,021	—

Las Vegas, Nevada
Hughes Airport Center			263	—	11	274	—	274	—	1997
Las Vegas Corporate Center		(i)	976	—	794	1,770	—	1,770	—	1997

Total Las Vegas, Nevada			1,239	—	805	2,044	—	2,044	—

Los Angeles/ Orange County, California
Anaheim Office			2,100	—	—	2,100	—	2,100	—	2005
Crossroads			23,495	—	—	23,495	—	23,495	—	2005
Kaiser Commerce		(i)	8,680	—	—	8,680	—	8,680	—	2005
San Bernardino			580	—	—	580	—	580	—	2005
Union Station Office			25,119	—	—	25,119	—	25,119	—	2005

Total Los Angeles/ Orange County, California			59,974	—	—	59,974	—	59,974	—

Louisville, Kentucky
Cedar Grove			2,250	—	—	2,250	—	2,250	—	2005
I-65 Meyer Distribution Center			1,450	—	—	1,450	—	1,450	—	2001, 2002, 2003
Riverport Distribution Center			600	—	37	637	—	637	—	2003

Total Louisville, Kentucky			4,300	—	37	4,337	—	4,337	—

Memphis, Tennessee
De Soto Distribution Center			7,041	—	—	7,041	—	7,041	—	2005
Distriplex Distribution Center			1,919	—	129	2,048	—	2,048	—	2000
Stateline Distribution Center			1,638	—	1,706	3,344	—	3,344	—	2001

Total Memphis, Tennessee			10,598	—	1,835	12,433	—	12,433	—

New Jersey
Cranbury Business Park			8,046	—	—	8,046	—	8,046	—	2004
Elizabeth Seaport Business Park			23,638	—	—	23,638	—	23,638	—	2005
Port Reading Business Park			41,887		—	41,887	—	41,887	—	2005

Total New Jersey			73,571	—	—	73,571	—	73,571	—

Portland, Oregon
Clackamas Distribution Center			512	—	189	701	—	701	—	1997
PDX Corporate Center North Phase II			5,486	—	—	5,486	—	5,486	—	2004, 2005
Southshore Distribution Center		(i)	5,296	—	—	5,296	—	5,296	—	2005

Total Portland, Oregon			11,294	—	189	11,483	—	11,483	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Reno, Nevada
Golden Valley Distribution Center			212	—	365	577	—	577	—	1995

Total Reno, Nevada			212	—	365	577	—	577	—

Salt Lake City, Utah
Clearfield Industrial Center			125	—	41	166	—	166	—	1995
Salt Lake International Distribution Center			50	—	—	50	—	50	—	1994, 1995

Total Salt Lake City, Utah			175	—	41	216	—	216	—

San Antonio, Texas
City Park East Distribution Center			483	—	—	483	—	483	—	2003
Eisenhauer Distribution Center			1,194	—	2	1,196	—	1,196	—	2002

Total San Antonio, Texas			1,677	—	2	1,679	—	1,679	—

San Francisco, California
Beaumont			16,399		—	16,399		16,399	—	2005
Duck Creek (Stockton)			3,404	—	—	3,404	—	3,404	—	2005
East Bay Bridge			3,400		—	3,400		3,400	—	2005
Oliveira Farm (Tracy)			7,740	—	—	7,740	—	7,740	—	2005
Pac Commons (Retail and office)			43,600	—	—	43,600	—	43,600	—	2005
Patterson Pass Business Center			887	—	137	1,024	—	1,024	—	1999
Spreckles — Manteca			2,540	—	—	2,540	—	2,540	—	2005
Stockton 1C Gibraltar		(i)	1,835	—	—	1,835	—	1,835	—	2005
Tracy Industrial Park			4,684	—	3,039	7,723	—	7,723	—	2000
Tracy West (Industrial)			7,507	—	—	7,507	—	7,507	—	2005

Total San Francisco, California			91,996	—	3,176	95,172	—	95,172	—

Seattle, Washington
Port of Tacoma Distribution Center			1,543	—	676	2,219	—	2,219	—	1998

Total Seattle, Washington			1,543	—	676	2,219	—	2,219	—

Tampa, Florida
Tampa East Industrial Center			2,773	—	1,602	4,375	—	4,375	—	1994, 2005

Total Tampa, Florida			2,773	—	1,602	4,375	—	4,375	—

Washington D.C./ Baltimore, Maryland
Dulles Distribution Center			5,140	—	1,454	6,594	—	6,594	—	1998, 2000, 2005
Edgewood Distribution Center			4,561	—	—	4,561	—	4,561	—	2005
Meadowridge Distribution Center			110	—	47	157	—	157	—	1996

Total Washington D.C./ Baltimore, Maryland			9,811	—	1,501	11,312	—	11,312	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Mexico:
Juarez, Mexico
Los Aztecas Industrial Center			499	—	1	500	—	500	—	2000
Ramon Rivera Industrial Center			445	—	34	479	—	479	—	2000
Salvarcar Industrial Center II			2,242	—	—	2,242	—	2,242	—	2002
Salvarcar Industrial Center III			2,167	—	55	2,222	—	2,222	—	2002

Total Juarez, Mexico			5,353	—	90	5,443	—	5,443	—

Monterrey, Mexico
Monterrey Airport			28,384	—	—	28,384	—	28,384	—	2005

Total Monterrey, Mexico			28,384	—	—	28,384	—	28,384	—

Reynosa, Mexico
Del Norte Industrial Center II			596	—	339	935	—	935	—	1998
Pharr Bridge Industrial Center			2,069	—	1,910	3,979	—	3,979	—	2000

Total Reynosa, Mexico			2,665	—	2,249	4,914	—	4,914	—

Canada:
Toronto, Canada
Mississauga Gateway Center			30,737	—	—	30,737	—	30,737	—	2004

Total Toronto, Canada			30,737	—	—	30,737	—	30,737	—

Subtotal North America			540,880	—	43,690	584,570	—	584,570	—

Europe:
Belgium:
Liege Park			882	—	—	882	—	882	—	2001
Tongeren Distribution Center			240	—	—	240	—	240	—	2000
Willebroek Distribution Center			3,100	—	—	3,100	—	3,100	—	2004

Total Belgium			4,222	—	—	4,222	—	4,222	—

Czech Republic:
Prague East Distribution Center			1,515	—	—	1,515	—	1,515	—	2002
Prague West Distribution Center			1,486	—	—	1,486	—	1,486	—	2003

Total Czech Republic			3,001	—	—	3,001	—	3,001	—

France:
Le Havre Distribution Center			2,542	—	—	2,542	—	2,542	—	1998, 2005
Moissy Cramayel			22,103	—	—	22,103	—	22,103	—	2004
Vatry Distribution Center			2,444	—	—	2,444	—	2,444	—	2002

Total France			27,089	—	—	27,089	—	27,089	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
Germany:
Alzenau Distribution Center			3,736	—	—	3,736	—	3,736	—	2003
Cologne Distribution Center			4,159	—	—	4,159	—	4,159	—	2005
Frankfurt Riederhof Distribution Center			5,274	—	—	5,274	—	5,274	—	2002
Krefeld Park			1,935	—	—	1,935	—	1,935	—	2001
Neufahrn Distribution Center			7,257	—	—	7,257	—	7,257	—	2005
Saarwellingen Distribution Center			2,737	—	—	2,737	—	2,737	—	2005

Total Germany			25,098	—	—	25,098	—	25,098	—

Hungary:
Budapest Park			4,700	—	—	4,700	—	4,700	—	2001
Budapest Park Phase II			2,648	—	—	2,648	—	2,648	—	2004

Total Hungary			7,348	—	—	7,348	—	7,348	—

Italy:
Bologna Distribution Center			9,137	—	—	9,137	—	9,137	—	2005
Padua Distribution Center			17,438	—	—	17,438	—	17,438	—	2004

Total Italy			26,575	—	—	26,575	—	26,575	—

Netherlands:
Venlo Distribution Center			6,364	—	—	6,364	—	6,364	—	2005

Total Netherlands			6,364	—	—	6,364	—	6,364	—

Poland:
Bedzin Distribution Center			3,147	—	—	3,147	—	3,147	—	2002
Blonie Industrial Park			3,977	—	—	3,977	—	3,977	—	2002
Chorzow Distribution Center			5,103	—	—	5,103	—	5,103	—	2005
Gdank Distribution Center			1,559	—	—	1,559	—	1,559	—	2005
Piotrkow Distribution Center			2,982	—	—	2,982	—	2,982	—	2002, 2005
Poznan II Distribution Center			7,415	—	—	7,415	—	7,415	—	2005
Warsaw II Distribution Center			4,855	—	—	4,855	—	4,855	—	2005
Wroclaw Distribution Center			11,879		—	11,879	—	11,879	—	2004

Total Poland			40,917	—	—	40,917	—	40,917	—

Spain:
Massalaves Distribution Center			9,925	—	—	9,925	—	9,925	—	2005
Penedes Distribution Center			10,228	—	—	10,228	—	10,228	—	2005

Total Spain			20,153	—	—	20,153	—	20,153	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
December 31, 2005
						Gross Amounts At Which Carried
			Initial Cost to ProLogis			as of December 31, 2005
					Costs Capitalized					Date of
	No. of	Encum-		Building &	Subsequent to		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	Total(a,b)	Depreciation(c)	Acquisition

	(In thousands of U.S. dollars, as applicable)
United Kingdom:
Ashby de la Zouch Distribution Center			5,938	—	—	5,938	—	5,938	—	1998
Basford Sidings Crewe			11,024	—	—	11,024	—	11,024	—	2003
Bourne Avenue Hayes			44,949	—	—	44,949	—	44,949	—	2003
Campbell Road Distribution Center			17,202	—	—	17,202	—	17,202	—	2002
Corby Distribution Center			2,123	—	—	2,123	—	2,123	—	1998
Coventry Distribution Center			13,570	—	—	13,570	—	13,570	—	1998
Hemel Hempstead			14,060	—	—	14,060	—	14,060	—	2003
Houghton Main Distribution Center			8,206	—	—	8,206	—	8,206	—	2005
Kingston Park II Distribution Center			7,546	—	—	7,546	—	7,546	—	2001, 2004
Liverpool			229	—	—	229	—	229	—	2003
New Greenham Park, Newbury			35,072	—	—	35,072	—	35,072	—	2005
North Kettering Business Park			28,723	—	—	28,723	—	28,723	—	2004
South Marston Park Swindon			1,508	—	—	1,508	—	1,508	—	2004
Wellingborough			13,495	—	—	13,495	—	13,495	—	2004

Total United Kingdom			203,645	—	—	203,645	—	203,645	—

Subtotal Europe			364,412	—	—	364,412	—	364,412	—

Asia:
China:
Beijing Airport			7,996	—	—	7,996	—	7,996	—	2005

Total China			7,996	—	—	7,996	—	7,996	—

Japan:
ProLogis Park Hokko (Osaka)			26,611	—	—	26,611	—	26,611	—	2005
ProLogis Park Komaki (Aichi)			33,070	—	—	33,070	—	33,070	—	2005
ProLogis Park Shin-moji (Fukuoka)			2,688	—	—	2,688	—	2,688	—	2005
ProLogis Park Sugito (Tokyo)			25,695	—	—	25,695	—	25,695	—	2005

Total Japan			88,064	—	—	88,064	—	88,064	—

Subtotal Asia			96,060	—	—	96,060	—	96,060	—

Total Land Held for Development			1,001,352	—	43,690	1,045,042	—	1,045,042	—

GRAND TOTAL			3,320,120	5,400,316	2,482,683	3,828,786	7,374,333	11,203,119	(1,117,346)

(a)	Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of December 31, 2005 (in thousands):

Total per Schedule III	$11,203,119
Land subject to ground leases and other	538,095	(e)(i)
Other investments	133,916	(k)

Total per consolidated balance sheet	$11,875,130	(l)

(b)	The tax basis at 12/31/2005 of our real estate assets for federal income tax purposes was approximately $9,122,677,265.

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for acquired industrial properties, 40 years for office and retail properties acquired and 40 years for properties developed by us. We do not depreciate properties that have been developed or acquired in the CDFS business segment with the intent to sell the property to a third party or contribute the property to a property fund.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheet as of December 31, 2005 (in thousands):

Total per Schedule III	$1,117,346
Accumulated depreciation on other investments	1,201

Total per Consolidated Balance Sheet	$1,118,547

(d)	Total operating properties include 124 properties developed or acquired in the CDFS business segment aggregating 29.4 million square feet at a total investment of $1.4 billion. See “Item 1. Business — Operating Segments — Property Operations”.

(e)	Properties with an aggregate undepreciated cost of $3,509,162,000 secure $1,643,586,000 of mortgage notes. See Note 8.

(f)	With respect to one building, we own only 98,000 square feet or 31% of the building. The remaining portion is owned by the North American Properties Fund V.

(g)	With respect to one building, we own only 64,000 square feet or 42% of the building. The remaining portion is owned by the North American Properties Fund V.

(h)	With respect to one building, we own only 115,000 square feet or 32% of the building. The remaining portion is owned by the North American Properties Fund V.

(i)	Properties with an aggregate undepreciated cost of $1,019,106,000 secure $34,565,000 of assessment bonds. See Note 8.

(j)	With respect to one building, we own only 237,000 square feet or 54% of the building. The remaining portion is owned by the North American Properties Fund V.

(k)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects; and (v) costs related to our corporate office buildings.

(l)	A summary of activity for our real estate assets and accumulated depreciation for the three years ended December 31, 2005, 2004 and 2003 is as follows (in thousands of U.S. dollars):

	Years Ended December 31,

	2005	2004	2003

Real estate assets:
Balance at beginning of year	$6,333,731	$5,854,047	$5,395,527
Acquisitions of operating properties, transfers of development completions from CIP and improvements to operating properties	5,414,725	1,441,703	1,055,331
Basis of operating properties disposed of	(1,188,407)	(1,253,290)	(754,410)
Change in properties under development balance	308,642	171,122	27,197
Change in land held for development balance	449,041	86,666	124,343
Change in land subject to ground leases and other balance	538,095	—	—
Change in capitalized preacquisition costs balance	19,303	33,483	6,059

Balance at end of year	$11,875,130	$6,333,731	$5,854,047

Accumulated Depreciation:
Balance at beginning of year	$989,221	$847,221	$712,319
Depreciation expense	174,244	149,127	142,022
Balances retired upon disposition of operating properties	(44,918)	(7,127)	(7,120)

Balance at end of year	$1,118,547	$989,221	$847,221

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ JEFFREY H. SCHWARTZ

Jeffrey H. Schwartz
Chief Executive Officer and Trustee
Date: March 14, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY H. SCHWARTZ Jeffrey H. Schwartz	Chief Executive Officer and Trustee	March 14, 2006

/s/ WALTER C. RAKOWICH Walter C. Rakowich	President, Chief Operating Officer and Trustee	March 14, 2006

/s/ DESSA M. BOKIDES Dessa M. Bokides	Chief Financial Officer	March 14, 2006

/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Senior Vice President and Chief Accounting Officer	March 14, 2006

/s/ K. DANE BROOKSHER K. Dane Brooksher	Chairman and Trustee	March 14, 2006

/s/ IRVING F. LYONS, III Irving F. Lyons, III	Vice Chairman and Trustee	March 14, 2006

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Trustee	March 14, 2006

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	March 14, 2006

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Trustee	March 14, 2006

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	March 14, 2006

Signature	Title	Date

/s/ NELSON C. RISING Nelson C. Rising	Trustee	March 14, 2006

/s/ KENNETH N. STENSBY Kenneth N. Stensby	Trustee	March 14, 2006

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	March 14, 2006

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	March 14, 2006

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	March 14, 2006

/s/ ANDREA M. ZULBERTI Andrea M. Zulberti	Trustee	March 14, 2006

EXHIBIT INDEX
      Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Certificate of Amendment, dated as of May 22, 2002, to Amended and Restated of Declaration of Trust of ProLogis(incorporated by reference to exhibit 99.1 to ProLogis’ Form 8-K dated May 30, 2002).
3.3	—	Amended and Restated Bylaws of ProLogis dated March 15, 2005 (incorporated by reference to Exhibit 3.1 to ProLogis’ Form 8-K filed on March 21, 2005).
3.4	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.5	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
3.6	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of May 19, 2005 (incorporated by reference to Exhibit 3.1 to ProLogis’ Form 8-K filed on May 20, 2005).
3.7	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of July 12, 2005 (incorporated by reference to Exhibit 3.1 to ProLogis’ Form 8-K filed on July 13, 2005).
3.8	—	Articles Supplementary Reclassifying and Designating Shares of Beneficial Interest of ProLogis as Common Shares of Beneficial Interest (incorporated by reference to Exhibit 3.2 to ProLogis’ Form 8-K filed on July 13, 2005).
4.1	—	Form of share certificate for common shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001).
4.3	—	8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.4	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.5	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.6	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.7	—	7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.8	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.9	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.10	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).

Exhibit
Number			Description

4.11		—	Collateral Trust Indenture, dated as of July 22, 1993,between Krauss/Schwartz Properties, Ltd. and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 4.10 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.12		—	First Supplement Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited Partnership-IV, Krauss/Schwartz Properties, Ltd., and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 10.6 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
4.13		—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.14		—	Form of 7.05% Promissory Note due July 15, 2006(incorporated by reference to exhibit 4.24 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.15		—	Form of 7.10% Promissory Note due April 15, 2008(incorporated by reference to exhibit 4.27 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.16		—	Form of 5.50% Promissory Note due March 1, 2013(incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 2002).
4.17		—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.18		—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).
4.19		—	First Supplemental Indenture, dated as of February 9, 2005,by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated February 9, 2005).
4.20		—	Second Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.1 to ProLogis’ Form 8-K filed on November 4, 2005).
4.21		—	Third Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.2 to ProLogis’ Form 8-K filed on November 4, 2005).
10.1		—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-II, dated as of February 15,1994, among ProLogis as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.12 to ProLogis’ Registration Statement No. 33-78080).
10.3		—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.4		—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.5		—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10	.6*	—	Share Option Plan for Outside Trustees (as Amended and Restated Effective September May 18, 2004) (incorporated by reference to exhibit 10. 1 to ProLogis’ Form 8-K dated May 18, 2003).

Exhibit
Number			Description

10.7		—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus contained in Registration Statement No. 333-102166).
10.8		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-III, dated as of October 28,1994, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.3 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
10.9		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-IV, dated as of October 28, 1994, by and among ProLogis IV, Inc., as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
10.10		—	Loan Agreement, dated as of December 23, 1998, between ProLogis and Connecticut General Life Insurance Company (incorporated by reference to exhibit 10.19 to ProLogis’ Form 10-K for the year ended December 31, 1998).
10.11		—	Amended and Restated Loan Administration Agreement between The Prudential Insurance Company of America and Meridian, IndTennco Limited Partnership, Metro-Sierra Limited Partnership, and Progress Center/Alabama Limited Partnership, dated as of February 23, 1996 (incorporated by reference to exhibit 10.24 to Meridian’s Form 10-K for the year ended December 31, 1996).
10.12		—	Note Purchase Agreement among Meridian and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn- Pacific Life Insurance Company (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ‘B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans(I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company, dated November 15,1997 (incorporated by reference to exhibit 10.66 to Meridian’s Form 10-K for the year ended December 31, 1997).
10.13		—	Mortgage Noted dated as of March 29, 1999 between ProLogis Trust and Pro-Industrial Funding Company, Inc. (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 17, 1999).
10.14		—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10	.15*	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.16		—	Stabilized Property Contribution Agreement, dated September 15, 1999, between ProLogis Management S.a.r.l., ProLogis Developments S.a.r.l., ProLogis France Developments, Inc., Kingspark Holding S.A. and ProLogis (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2001.
10	.17*	—	Amended and Restated Special Equity Agreement between ProLogis and K. Dane Brooksher, dated as of March 5, 2003(incorporated by reference to exhibit 10.28 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10	.18*	—	Special Equity Agreement between ProLogis and Irving F. Lyons III, dated as of March 5, 2003 (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10.19		—	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P. dated as of August 4, 2004 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2004).

Exhibit
Number		Description

10.20	—	Employment Agreement dated as of June 5, 2005 by and between ProLogis and Ted R. Antenucci (incorporated by reference to Exhibit 10.1 to ProLogis’ Registration Statement No. 333-126560).
10.21	—	$500,000,000 Term Loan dated as of January 4, 2006 among ProLogis and Certain Affiliated Borrowers, as borrowers, and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on January 10, 2006).
10.22	—	Registration Rights Agreement dated November 2, 2005, by and among ProLogis and Banc of America Securities LLC, Citigroup Global Markets Inc. and J.P.Morgan Securities Inc., as initial representatives of the initial purchasers (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on November 4, 2005).
10.23	—	Amended and Restated Security Agency Agreement dated as of October 6, 2005, among Bank of America, N.A., as global administrative agent under the Global Senior Credit Agreement referred to therein, certain other creditors of ProLogis and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on November 4, 2005).
10.24	—	Global Senior Credit Agreement dated as of October 6, 2005, among ProLogis, certain of its subsidiaries, Bank of America, N.A., as global administrative agent, collateral agent, U.S. funding agent, U.S. swing line lender, and a U.S. L/C issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian funding agent and a Canadian L/C issuer, ABN AMRO Bank N.V., as global syndication agent, Euro funding agent, Euro swing line lender, and a Euro L/C issuer, Sumitomo Mitsui Banking Corporation, as a global documentation agent, Yen tranche bookrunner, KRW tranche bookrunner, Yen Funding Agent, KRW funding agent, and a Yen L/C issuer, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as global documentation agents, and the other lenders party thereto Banc of America Securities LLC and ABN AMRO Bank N.V., as global joint lead arrangers and global joint book runners (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on October 12, 2005).
10.25	—	First Amendment to the Amended and Restated Special Equity Agreement dated as of March 5, 2003 by and between ProLogis and K. Dane Brooksher entered into as of September 22, 2005 (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on September 26, 2005).
10.26	—	First Amendment to the Amended and Restated Special Equity Agreement dated as of March 5, 2003 by and between ProLogis and Irving F. Lyons III entered into as of September 22, 2005 (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on September 26, 2005).
10.27	—	Amendment, dated as of May 2, 2005, to Note Purchase Agreement among ProLogis (as successor by merger to Meridian Industrial Trust, Inc., a Maryland corporation) and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ’B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on May 2, 2005).
10.28	—	Forms of Executive Protection Agreements entered into between ProLogis and Jeffrey H. Schwartz and Walter C. Rakowich (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on March 21, 2005).

Exhibit
Number		Description

10.29	—	Forms of Executive Protection Agreements entered into between ProLogis and Robert J. Watson, John W. Seiple, Jr., Steven K. Meyer and Edward S. Nekritz (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on March 21, 2005).
10.30	—	Forms of Executive Protection Agreements entered into between ProLogis and M. Gordon Keiser, Jr., Paul C. Congelton, Masato Miki, Miki Yamada and Ming Z. Mei (incorporated by reference to Exhibit 10.3 to ProLogis’ Form 8-K filed on March 21, 2005).
10.31	—	$1,500,000,000 Term Loan Agreement dated as of September 15, 2005, among ProLogis, as borrower, Bank of America, N.A., as administrative agent and a lender, Citigroup North America, Inc., as a lender, JPMorgan Chase Bank, N.A., as a lender, and the other parties lender thereto (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on September 20, 2005).
12.1	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2	—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1	—	Subsidiaries of ProLogis.
23.1	—	Consent of KPMG LLP
31.1	—	Certification of Chief Executive Officer
31.2	—	Certification of Chief Financial Officer.
32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Limited Liability Company Agreement of CSI/Frigo LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.5 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.2	—	Promissory Note from CSI/Frigo LLC dated January 5, 2001 (incorporated by reference to exhibit 99.6 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.3	—	Promissory Note from K. Dane Brooksher dated July 18, 2000 to GoProLogis Incorporated (incorporated by reference to exhibit 99.8 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.4	—	Option agreement dated July 18, 2000 among GoProLogis Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.9 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.5	—	Promissory Note from K. Dane Brooksher dated September 20, 2000 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.6	—	Promissory Note from K. Dane Brooksher dated January 4, 2001 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.11 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.7	—	Option Agreement dated September 20, 2000 among ProLogis Broadband(1) Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.12 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.8	—	Purchase and Sale Agreement dated October 23, 2002, between CSI/Frigo LLC and ProLogis (incorporated by reference to exhibit 99.14 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.9	—	Promissory Note from CSI/Frigo LLC dated October 23, 2002 (incorporated by reference to exhibit 99.15 to ProLogis’ Form 10-K for the year ended December 31, 2002).

*	Management Contract or Compensatory Plan or Arrangement