Form 10-Q
period 2006-03-31
PROLOGIS
filed 2006-05-10
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number 01-12846
PROLOGIS
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	74-2604728 (I.R.S. Employer Identification No.)

4545 Airport Way, Denver, Colorado (Address or principal executive offices)	80239 (Zip Code)
(303) 567-5000
(Registrant’s telephone number, including area code)
14100 East 35th Place, Aurora, Colorado 80011
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common shares as of May 4, 2006 was 244,975,819.

PROLOGIS
INDEX

			Page
			Number(s)
PART I.	Financial Information
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings and Comprehensive Income — Three Months Ended March 31, 2006 and 2005	3
		Consolidated Balance Sheets – March 31, 2006 and December 31, 2005	5
		Consolidated Statements of Cash Flows – Three Months Ended March 31, 2006 and 2005	6
		Notes to Consolidated Financial Statements	7
		Report of Independent Registered Public Accounting Firm	23
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
	Item 4.	Controls and Procedures	40
PART II.	Other Information
	Item 1.	Legal Proceedings	40
	Item 1A.	Risk Factors	40
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
	Item 3.	Defaults In Senior Securities	40
	Item 4.	Submission of Matters to a Vote of Security Holders	41
	Item 5.	Other Information	41
	Item 6.	Exhibits	41
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
KPMG LLP Awareness Letter
Certification of Chief Executive Officer
Certification of Chief Finanical Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$233,033	$131,203
CDFS dispositions proceeds	305,010	282,591
Property management and other fees and incentives	38,568	16,527
Development management and other income	4,168	131

Total revenues	580,779	430,452

Expenses:
Rental expenses	64,171	37,521
Cost of CDFS dispositions	238,286	227,250
General and administrative	33,788	23,934
Depreciation and amortization	72,554	41,470
Merger integration and relocation expenses	2,372	2,751
Other expenses	2,526	1,913

Total expenses	413,697	334,839

Operating income	167,082	95,613

Other income (expense):
Earnings from unconsolidated property funds	56,445	11,771
Earnings from CDFS joint ventures and other unconsolidated investees	3,517	498
Interest expense	(70,853)	(36,493)
Interest income on long-term notes receivable	5,036	—
Interest and other income	4,574	1,147

Total other income (expense)	(1,281)	(23,077)

Earnings before minority interest	165,801	72,536
Minority interest	(1,125)	(1,341)

Earnings before certain net gains (expenses/losses)	164,676	71,195
Gains recognized on dispositions of certain non-CDFS business assets, net	13,709	—
Foreign currency exchange expenses/losses, net	(1,322)	(114)

Earnings before income taxes	177,063	71,081

Income taxes:
Current income tax expense	13,197	1,173
Deferred income tax expense	169	839

Total income taxes	13,366	2,012

Earnings from continuing operations	163,697	69,069
(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Discontinued operations:
Income attributable to disposed properties and assets held for sale	4,369	1,961
Losses related to temperature-controlled distribution assets	—	(11,370)
Gains (losses) recognized on dispositions, net:
Non-CDFS business assets	16,428	2,207
CDFS business assets	5,019	(439)

Total discontinued operations	25,816	(7,641)

Net earnings	189,513	61,428
Less preferred share dividends	6,354	6,354

Net earnings attributable to common shares	183,159	55,074
Other comprehensive income items:
Foreign currency translation adjustments	(4,473)	(15,196)
Unrealized gains (losses) on derivative contracts, net	(420)	400

Comprehensive income	$178,266	$40,278

Weighted average common shares outstanding — Basic	244,282	186,154

Weighted average common shares outstanding — Diluted	255,146	196,180

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$0.64	$0.34
Discontinued operations	0.11	(0.04)

Net earnings per share attributable to common shares — Basic	$0.75	$0.30

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$0.62	$0.33
Discontinued operations	0.10	(0.04)

Net earnings per share attributable to common shares — Diluted	$0.72	$0.29

Distributions per common share	$0.40	$0.37

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Real estate	$12,002,993	$11,875,130
Less accumulated depreciation	1,149,705	1,118,547

	10,853,288	10,756,583
Investments in and advances to unconsolidated investees	1,189,097	1,049,743
Cash and cash equivalents	254,095	191,716
Accounts and notes receivable	301,861	327,214
Other assets	808,042	788,840
Discontinued operations — assets held for sale	258,236	—

Total assets	$13,664,619	$13,114,096

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Debt	$7,054,628	$6,677,880
Accounts payable and accrued expenses	328,208	332,339
Other liabilities	600,343	557,210
Discontinued operations — assets held for sale	46,652	—

Total liabilities	8,029,831	7,567,429

Minority interest	53,546	58,644

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at March 31, 2006 and December 31, 2005	125,000	125,000
Common Shares; $0.01 par value; 244,817,298 shares issued and outstanding at March 31, 2006 and 243,781,142 shares issued and outstanding at December 31, 2005	2,448	2,438
Additional paid-in capital	5,618,632	5,606,017
Accumulated other comprehensive income	144,693	149,586
Distributions in excess of net earnings	(534,531)	(620,018)

Total shareholders’ equity	5,581,242	5,488,023

Total liabilities and shareholders’ equity	$13,664,619	$13,114,096

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net earnings	$189,513	$61,428
Minority interest share in earnings	1,125	1,341
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(8,821)	(1,731)
Cost of share-based compensation awards	5,199	4,773
Depreciation and amortization	74,829	43,782
Amortization of deferred loan costs and net premium on debt	(1,815)	1,179
Gains recognized on dispositions of non-CDFS business assets, net	(30,137)	(2,207)
Impairment charge on assets held for sale	—	13,084
Equity in earnings from unconsolidated investees	(59,962)	(12,269)
Distributions from and changes in operating receivables of unconsolidated investees	29,084	14,488
Purchases of derivative contracts	(1,007)	(965)
Adjustments to foreign currency exchange amounts recognized	1,811	285
Deferred income tax expense	169	839
Increase in accounts receivable and other assets	(61,784)	(20,565)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	37,008	(4,481)

Net cash provided by operating activities	175,212	98,981

Investing activities:
Real estate investments	(870,651)	(538,841)
Purchase of ownership interests in property funds	(259,248)	—
Tenant improvements and lease commissions on previously leased space	(18,407)	(12,495)
Recurring capital expenditures	(4,460)	(2,706)
Proceeds from dispositions of real estate assets	540,936	255,871
Proceeds from repayment of notes receivable related to dispositions of assets	36,855	59,991
Net investments in unconsolidated investees	(102,188)	(16,764)

Net cash used in investing activities	(677,163)	(254,944)

Financing activities:
Net proceeds from sales and issuances of common shares under various common share plans	13,233	12,403
Distributions paid on common shares	(97,672)	(68,894)
Minority interest redemptions and distributions	(6,231)	(2,128)
Dividends paid on preferred shares	(6,354)	(6,354)
Debt and equity issuance costs paid	(5,377)	—
Net (payments on) proceeds from lines of credit and short-term borrowings	(148,589)	351,893
Proceeds from issuance of senior notes `	844,428	—
Payments on senior notes, secured debt and assessment bonds	(29,108)	(20,046)

Net cash provided by financing activities	564,330	266,874

Net increase in cash and cash equivalents	62,379	110,911
Cash and cash equivalents, beginning of period	191,716	236,529

Cash and cash equivalents, end of period	$254,095	$347,440

See Note 12 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  General:
     Business. ProLogis, collectively with our consolidated subsidiaries (we, our, us, the Company or Prologis), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations, (ii) fund management and (iii) corporate distribution facilities services and other real estate development business (“CDFS business”). Our property operations segment represents the direct long-term ownership, and the management and leasing of industrial distribution and retail properties, both directly and indirectly owned. Our fund management segment represents the long-term investment management of unconsolidated property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to an unconsolidated property fund, in which we have an ownership interest and act as manager, or sold to third parties. See Note 11 for further discussion of our business segments.
     Basis of Presentation. The accompanying consolidated financial statements, presented in the U.S. dollar, are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. All material intercompany transactions with consolidated entities have been eliminated.
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2006 and our results of operations and cash flows for the three months ended March 31, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2005 audited Consolidated Financial Statements, as filed with the SEC on Form 10-K.
     Certain amounts included in the accompanying consolidated financial statements for 2005 have been reclassified to conform to the 2006 financial statement presentation. These amounts include reclassifications in the consolidated statement of cash flows resulting in an increase to operating cash flows of $13.2 million, a decrease to investing cash flows of $14.2 million and an increase to financing activities of $1.0 million, which we believe are immaterial to 2005.
     Adoption of New Accounting Pronouncements. The Emerging Issues Task Force (“EITF”) reached a consensus in June 2005 regarding EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights.” The EITF agreed on a framework for evaluating when a general partner controls a limited partnership and whether the partnership should be consolidated. The Financial Accounting Standards Board (the “FASB”) ratified the consensus that was effective June 29, 2005 for all new or modified partnerships and effective January 1, 2006 for all existing partnerships. We adopted EITF 04-5 on January 1, 2006. As such, we performed an evaluation of each of our unconsolidated investees. We first determined whether or not the entity needed to be evaluated under EITF 04-5 based on the ownership and legal structure. Next, we evaluated whether the limited partners had substantive kick-out rights or participating rights, both as defined under EITF 04-5. We concluded that the unconsolidated investees that were subject to EITF 04-5 and needed to be evaluated should be accounted for under the equity method of accounting based on the rights provided to the limited partners under the governing documents of the respective entity.
     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”) that required companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. We

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

adopted SFAS 123R on January 1, 2006 using the modified prospective application. Prior to that date, we recognized the costs of our share-based compensation plans under SFAS No. 123 “Accounting and Disclosure of Stock Based Compensation” that allowed us to continue to account for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The impact of adoption of SFAS 123R is the inclusion of compensation expense within our statements of earnings, which were previously disclosed as pro forma amounts within the notes to our financial statements. See Note 4.
2.  Mergers and Acquisitions:
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
     In connection with the Catellus Merger, we incurred merger integration costs, such as employee transition costs and severance costs for certain of our employees whose responsibilities became redundant after the Catellus Merger. We expect to incur integration costs through the first half of 2006, although the majority of these costs have already been incurred.
     Under the terms of the Merger Agreement, Catellus stockholders had the opportunity to elect to receive cash or our common shares for their Catellus stock. As a result of the Catellus Merger, we issued approximately 55.9 million of our common shares to former Catellus stockholders. We financed the cash portion of the Catellus Merger primarily through borrowings of $1.5 billion on a short-term bridge facility (the “Bridge Facility”). As of March 31, 2006, the Bridge Facility had been repaid with proceeds from the issuance of senior notes, $900 million issued in November 2005 and $850 million issued in March 2006, borrowings under our revolving credit facilities and the disposition of certain real estate properties. See Note 9 for details of our March 2006 debt issuance.
     The allocation of the purchase price of $5.3 billion was based upon estimates and assumptions. We engaged a third party business valuation expert to assist primarily with the fair value assessment of real estate. The current allocations are substantially complete; however, there are certain items that may be subject to revision if additional information becomes available. We do not expect future revisions to have a significant impact on our financial position or results of operations.
     The following unaudited pro forma financial information for the three months ended March 31, 2005, gives effect to the Catellus Merger as if it had occurred on January 1, 2005. The pro forma results (in millions, except per share amounts) are based on historical data and are not intended to be indicative of the results of future operations.

Three Months Ended
March 31, 2005
Total revenues	$543.1
Operating income	$114.7
Net earnings attributable to common shares	$53.2
Weighted average common shares outstanding – basic	241.8
Weighted average common shares outstanding – diluted	251.8
Net earnings per share attributable to common shares – basic	$0.22
Net earnings per share attributable to common shares – diluted	$0.22

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.  Unconsolidated Investees:
Summary of Investments and Income
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	March 31,	December 31,
	2006	2005
Property funds	$826,206	$755,320
CDFS joint ventures and other investees	362,891	294,423

Totals	$1,189,097	$1,049,743

     We recognize earnings or losses from our investments in unconsolidated investees consisting of our proportionate share of the net earnings or losses of these investees and interest income on advances made to these investees, if any. In addition, we earn fees for providing services to the property funds, CDFS joint ventures and certain other investees. The amounts we have recognized from our investments in unconsolidated investees are summarized as follows (in thousands):

	Three Months
	Ended March 31,
	2006	2005
Earnings (losses) from unconsolidated investees (including interest income):
Property funds:
North America	$42,482	$5,408
Europe	11,199	4,721
Asia	2,764	1,642

Total property funds	56,445	11,771

CDFS joint ventures and other investees:
North America	3,306	113
Europe	(172)	41
Asia	383	344

Total CDFS joint ventures and other investees	3,517	498

Total equity in earnings	$59,962	$12,269

Property management and other fees and incentives:
North America	$28,629	$8,094
Europe	7,399	7,393
Asia	2,540	1,040

Total property management and other fees and incentives	$38,568	$16,527

Property Funds
     Contributions of developed properties to a property fund allow us to realize, for financial reporting purposes, a portion of the profits from our development activities while at the same time allowing us to maintain a long-term ownership interest in our developed properties. This business strategy also provides liquidity to fund our future development activities and generates fee income. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We may receive additional ownership interests in the property funds as part of the proceeds generated by the contributions of properties to the property funds. We recognize our proportionate share of the earnings or losses of each property fund. We earn fees for acting as the manager of each of the property funds and the fund properties, and we may earn additional fees by providing other services including, but not limited to, acquisition, development and leasing activities. We may also earn incentive performance participation based on the investors’ returns.
     On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”) from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), which was formed in February 2006 (see below). In connection with these transactions, we recognized the

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

following amounts in the respective financial statement line items for the three months ended March 31, 2006, after deferral of $17.9 million due to our 20% ownership interest in the North American Industrial Fund (in thousands):

CDFS disposition proceeds (1)	$12,492
Property management and other fees and incentives (2)	$21,958
Earnings from unconsolidated property funds (3)	$37,113

(1)	Represents the recognition of proceeds that we had previously deferred as part of CDFS income upon the initial contributions of the properties to Funds II-IV.

(2)	Represents an incentive return we earned due to certain return levels achieved by our fund partner upon the termination of Funds II-IV.

(3)	Represents our proportionate share of the gain on termination recognized by Funds II-IV.
     Information about our property funds is as follows:

			Investment in
	Ownership percentage		and advances to
	March 31,	December 31,	March 31,	December 31,
Property Fund	2006	2005	2006	2005
ProLogis California (1)	50.0%	50.0%	$114,549	$115,743
ProLogis North American Properties Fund I (1)	41.3%	41.3%	33,159	33,241
ProLogis North American Properties Fund II-IV (2)	—	20.0%	—	12,410
ProLogis North American Properties Fund V (3)	11.2%	11.3%	56,190	53,104
ProLogis North American Properties Fund VI (1)	20.0%	20.0%	41,070	42,227
ProLogis North American Properties Fund VII (1)	20.0%	20.0%	32,275	32,543
ProLogis North American Properties Fund VIII (1)	20.0%	20.0%	15,463	15,602
ProLogis North American Properties Fund IX (1)	20.0%	20.0%	14,191	14,274
ProLogis North American Properties Fund X (1)	20.0%	20.0%	15,950	15,968
ProLogis North American Properties Fund XI (1)	20.0%	20.0%	32,188	33,094
ProLogis North American Industrial Fund (4)	20.0%	—	69,139	—
ProLogis European Properties Fund (5)	21.2%	21.0%	287,456	283,435
ProLogis Japan Properties Fund I (1)	20.0%	20.0%	94,447	103,679
ProLogis Japan Properties Fund II (1)(6)	20.0%	—	20,129	—

Totals			$826,206	$755,320

(1)	We have one fund partner in each of these property funds.

(2)	As discussed earlier, on January 4, 2006, we purchased the 80% ownership interests of our fund partner in each of these property funds and subsequently contributed substantially all of the assets and associated liabilities into the ProLogis North American Industrial Fund.

(3)	We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Properties Fund V. Our ownership percentage is based on our levels of ownership interest in these different entities. We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico to ProLogis North American Properties Fund V, prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006. During the three months ended March 31, 2006, we contributed certain assets for approximately $95 million to ProLogis North American Properties Fund V. We estimate our remaining commitment under this arrangement to be $255.0 million at March 31, 2006. On January 9, 2006, a preferred unit holder in a subsidiary of ProLogis North American Properties Fund V exercised its option to put its interest to us for $55.0 million, which we acquired and include in other investees below. We have an agreement with ProLogis North American Properties Fund V that would enable us to put this interest to ProLogis North American Properties Fund V at the same price after June 30, 2006.

(4)	In February 2006, we formed the North American Industrial Fund, with several institutional investors, which will primarily own recently developed industrial distribution properties in major distribution markets throughout the United States and Canada. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Industrial Fund. We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $1.2 billion was unfunded at March 31, 2006. We

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

have a 20% ownership interest in the North American Industrial Fund. We receive property and asset management fees and will also have the potential for incentive performance participation based on the investors’ returns.

(5)	We and 21 third parties, primarily institutional investors, own units in the ProLogis European Properties Fund. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements aggregating €636.6 million (the currency equivalent of approximately $767.4 million at March 31, 2006) of which €140.8 million (the currency equivalent of approximately $169.7 million at March 31, 2006) was unfunded at March 31, 2006. The subscription agreements expire on August 29, 2006. We are committed to offer to contribute all of the properties that we develop and stabilize in specified markets in Europe to ProLogis European Properties Fund as long as the fund has capital to invest, subject to the property meeting certain leasing and other criteria.

(6)	ProLogis Japan Properties Fund II was formed on September 1, 2005. We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008 to this property fund, subject to the property meeting certain leasing and other criteria. During the three months ended March 31, 2006, we made our first contribution of a property to this property fund and the property fund acquired four properties from third parties. ProLogis Japan Properties Fund II has equity commitments aggregating $600.0 million from our fund partner, which expire in August 2008, of which $523.4 million was unfunded at March 31, 2006.
     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2006
	North America	Europe	Asia	Total
For the three months ended March 31, 2006:
Revenues	$111.0	$97.7	$24.9	$233.6
Net earnings (1)	$204.2	$50.7	$11.6	$266.5
As of March 31, 2006:
Total assets	$5,129.3	$4,233.5	$1,553.4	$10,916.2
Amounts due to ProLogis	$13.7	$7.2	$62.6	$83.5
Third party debt (2)	$2,774.7	$2,082.9	$634.0	$5,491.6
Total liabilities	$3,051.2	$2,490.6	$832.8	$6,374.6
Equity	$2,077.3	$1,737.8	$720.6	$4,535.7
Our weighted average ownership (3)	23.2%	21.2%	20.0%	22.0%
Our investment balance (4)	$424.1	$287.5	$114.6	$826.2
Deferred proceeds, net of amortization	$81.8	$119.2	$46.2	$247.2

	2005
	North America	Europe	Asia	Total
For the three months ended March 31, 2005:
Revenues	$126.1	$91.4	$14.5	$232.0
Net earnings	$26.9	$19.4	$7.1	$53.4
As of December 31, 2005:
Total assets	$4,786.6	$4,052.0	$1,230.1	$10,068.7
Amounts due to ProLogis	$9.0	$15.7	$71.3	$96.0
Third party debt (2)	$2,690.7	$1,991.2	$535.1	$5,217.0
Total liabilities	$2,921.0	$2,409.6	$639.8	$5,970.4
Equity	$1,864.1	$1,637.9	$590.3	$4,092.3
Our weighted average ownership (3)	23.5%	21.0%	20.0%	22.1%
Our investment balance (4)	$368.2	$283.4	$103.7	$755.3
Deferred proceeds, net of amortization	$77.7	$105.5	$44.1	$227.3

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	Included in net earnings for North America is $185.7 million representing the net gain recognized by the Funds II-IV termination.

(2)	Of the total third party debt of the property funds, we had guaranteed $42.0 million and $12.5 million of debt at March 31, 2006 and December 31, 2005, respectively, all of which relate to borrowings ProLogis North American Properties Fund V has outstanding, which mature in September 2006.

(3)	Represents the weighted average of our ownership interests in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our percentage ownership interest of the property fund’s equity and our investment balance results from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continued ownership in the property; (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.
CDFS joint ventures and other investees
     At March 31, 2006, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. These joint ventures include entities that develop and own industrial operating properties and also include entities that perform land, multi-use and residential development activity. The other operating joint ventures include entities that own a hotel property and office properties. Our investments in and advances to these entities were as follows (in thousands):

	March 31,	December 31,
	2006	2005
CDFS joint ventures:
United States	$119,850	$113,008
Europe	13,042	12,238
China	62,322	57,165

Total CDFS joint ventures	$195,214	$182,411

Other investees:
Operating joint ventures	$85,331	$84,731
Other (1)	82,346	27,281

Total other investees	167,677	$112,012

Total	$362,891	$294,423

(1)	On January 9, 2006, a preferred unit holder in a subsidiary of ProLogis North American Properties Fund V exercised its option to put its interest to us for $55.0 million, which we acquired. We have an agreement with ProLogis North American Properties Fund V that would enable us to put this interest to ProLogis North American Properties Fund V at the same price after June 30, 2006.
4.  Long-Term Compensation:
Share Options
     We have granted various share options to our employees and trustees with graded vesting at various rates over periods from one to 10 years, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. Share options granted generally vest over a four-year period.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     Share options outstanding at March 31, 2006 were as follows:

				Weighted
				Average
				Remaining
	Number of		Expiration	Life
	Options	Exercise Price(1)	Date	(in years)
Outside Trustees Plan	121,250	$19.75 - $43.80	2009-2015	6.4
Share options:
1997 grants	157,464	$21.22	2007	1.4
1998 grants	678,895	$20.94 - $21.09	2008	2.6
1999 grants	666,038	$17.19 - $18.62	2009	3.5
2000 grants	660,242	$21.75 - $24.25	2010	4.5
2001 grants	603,575	$20.67 - $22.02	2011	5.5
2002 grants	1,091,164	$22.98 - $24.75	2007, 2012	6.2
2003 grants	1,351,345	$24.90 - $31.26	2013	7.5
2004 grants	1,792,863	$29.41 - $41.50	2014	8.5
2005 grants	1,110,093	$40.86 - $45.46	2015	9.7
2006 grants	7,518	$54.51	2016	10.0

Total	8,240,447

(1)	The exercise price is equal to the average of the high and low market prices on the date of grant for each issuance.
     The weighted average fair value of the share options granted during the three months ended March 31, 2006 was $9.61 per option. There were no options granted during the corresponding period in 2005. We calculated the fair value of the options granted in 2006 using a Black-Scholes model with the following assumptions: i) risk free interest rate of 4.69%; ii) dividend yield of 3.59%; iii) volatility of 20.25%; and iv) weighted-average option life of 5.8 years.
Restricted Share Units
     Restricted share units (“RSUs”), in the form of common shares, are granted at a rate of one common share per RSU from time to time to our employees and our trustees. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period which generally is four or five years. The RSUs do not carry voting rights during the vesting period, but do generally earn DEUs that vest according to the underlying RSU.
Performance Shares
     Certain employees are granted performance share awards (“PSAs”). The grants are based on performance criteria, established in advance, for each employee eligible for the grant. If, based on the performance criteria, a PSA is earned, the recipient must continue to be employed by us until the end of the vesting period before any portion of the grant is vested. The PSAs carry no voting rights during this vesting period, but do earn DEUs that are vested at the end of the vesting period, which is generally two or three years. The PSAs are valued on the grant date, based upon the market price of a common share on that date. We recognize the value of the PSAs granted as compensation expense over the vesting period.
     Included in the PSAs outstanding at March 31, 2006 were certain PSAs that will be earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These PSAs will vest over a three-year period. The amount of PSAs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to 255,000 shares. For purposes of calculating compensation expense, we consider the PSAs to have a market condition and therefore we estimate the amount of PSAs to be earned.
Dividend Equivalent Units
     DEUs in the form of common shares are earned at a rate of one common share per DEU for certain share options granted through 2001, RSUs and PSAs. The DEUs are valued on the grant date, generally December 31st, based on the market price of a common share on that date. Prior to the adoption of SFAS 123R, we recognized the value of the DEUs issued as compensation expense over the vesting period of the underlying share award. With the adoption of SFAS

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

123R, we now treat the DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.
 Summary of Activity
     The activity for the three months ended March 31, 2006, with respect to our share options is presented below.

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Life
	Options	Price	Options	Price	(in years)
Balance at December 31, 2005	8,873,820	$29.19
Granted	7,518	$54.51
Exercised	(579,203)	$25.57
Forfeited	(61,688)	$35.02

Balance at March 31, 2006	8,240,447	$29.42	4,427,383	$24.09	6.6

     Activity with respect to our RSUs and PSAs is as follows:

		Weighted
		Average	Number of
	Number of	Original	Shares
	Shares	Value	Vested
Balance at December 31, 2005	1,792,335

Granted	3,567
Exercised	(277,625)
Forfeited	(6,933)

Balance at March 31, 2006	1,511,344	$37.36	367,899

     During the three months ended March 31, 2006, we recognized $5.2 million of compensation expense, net of $0.7 million that was capitalized due to our development activities, under the provisions of SFAS 123R. During the three months ended March 31, 2005, under the provisions of APB 25, we recognized $4.8 million of compensation expense, net of $0.9 million that was capitalized due to our development activities. With the adoption of SFAS 123R, we now recognize the compensation cost associated with stock options that was previously disclosed in our footnotes and we no longer recognize compensation cost associated with dividend equivalent units, which are now treated as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. Had we not adopted SFAS 123R, our net earnings attributable to common shares would have been approximately $182.5 million and our net earnings per share attributable to common shares would not have changed.
     Had we adopted SFAS 123R on January 1, 2005, our net earnings attributable to common shares would have changed as follows:

Three Months Ended
March 31, 2005
Net earnings attributable to common shares:
As reported	$55,074
Pro forma	$55,765
Net earnings per share attributable to common shares:
As reported — Basic	$0.30
As reported — Diluted	$0.29
Pro forma — Basic	$0.30
Pro forma — Diluted	$0.29
     Total compensation cost related to unvested share options, RSUs and PSAs was $52.4 million as of March 31, 2006 and will be recognized over a weighted average period of 1.8 years, prior to adjustments for capitalized amounts due to our development activities and forfeited awards.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.  Discontinued Operations:
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the property or a business are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheet and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell.
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
     Income attributable to discontinued operations is summarized as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Rental income	$14.0	$5.7
Rental expenses	(6.7)	(1.8)
Depreciation and amortization	(2.3)	(1.8)
Interest expense	(0.6)	(0.1)

Income attributable to disposed properties and assets held for sale	$4.4	$2.0

     Assets Disposed Of
     The following information relates to properties disposed of to third parties that are recorded as discontinued operations (in millions, except number of properties):

	Three Months Ended March 31,
	2006	2005
Non-CDFS business assets:
Number of properties	29	4
Net proceeds from dispositions	$137.7	$6.9
Net gains from dispositions	$16.4	$2.2
CDFS business assets:
Number of properties	2	1
Net proceeds from dispositions	$47.8	$2.9
Net gains (losses) from dispositions	$5.0	$(0.4)
     Our temperature-controlled distribution assets in France were sold in July 2005. In connection with the sale, we received total proceeds of €30.8 million including a note receivable of €23.9 million that was paid in full in January 2006. We recognized impairment charges of $13.1 million in the first quarter of 2005, to reflect our investment in this business at its estimated fair value less costs to sell. These charges are included in Losses related to temperature-controlled distribution assets in our Consolidated Statements of Earnings.
     Assets Held For Sale
     As of March 31, 2006, we had 19 office properties and one hotel property that were classified as held for sale and accordingly, the operations of these properties were included in discontinued operations and the respective assets and liabilities are presented separately in our Consolidated Balance Sheets.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.  Distributions and Dividends:
     Common Share Distributions
     Cash distributions of $0.40 per common share for the first quarter of 2006 were paid on February 28, 2006 to holders of common shares on February 15, 2006. Quarterly common share distributions paid in 2006 are based on the annual distribution level for 2006 of $1.60 per common share (as compared to $1.48 per common share in 2005) set by the Board of Trustees (“Board”) in December 2005. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
     Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On March 31, 2006, we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
7.  Earnings Per Common Share:
     We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average common shares that would have been outstanding assuming all potentially dilutive instruments were converted into common shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Net earnings attributable to common shares	$183,159	$55,074
Minority interest share in earnings	1,125	1,341

Adjusted net earnings attributable to common shares	$184,284	$56,415

Weighted average common shares outstanding — Basic	244,282	186,154
Incremental weighted average effect of conversion of limited partnership units	5,363	5,543
Incremental weighted average effect of potentially dilutive instruments (1)	5,501	4,483

Weighted average common shares outstanding — Diluted	255,146	196,180

Net earnings per share attributable to common shares — Basic	$0.75	$0.30

Net earnings per share attributable to common shares — Diluted	$0.72	$0.29

(1)	Total weighted average potentially dilutive instruments outstanding were 11,116 and 11,180 for the three months ended March 31, 2006 and 2005, respectively. Substantially all were dilutive for both the three months ended March 31, 2006 and 2005.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.  Real Estate:
     Real estate assets owned directly by us primarily consist of income producing properties, properties under development and land held for future development. Our real estate assets, presented at cost, include the following (in thousands):

	March 31,	December 31,
	2006	2005
Industrial operating properties (1):
Improved land	$1,878,867	$1,774,923
Buildings and improvements	7,140,425	6,955,983
Retail operating properties (2):
Improved land	67,357	66,848
Buildings and improvements	215,540	221,405
Land subject to ground leases and other (3)	452,399	792,668
Properties under development, including cost of land (4)	1,041,465	884,345
Land held for development (5)	1,022,971	1,045,042
Other investments (6)	183,969	133,916

Total real estate assets	12,002,993	11,875,130
Less accumulated depreciation	1,149,705	1,118,547

Net real estate assets	$10,853,288	$10,756,583

(1)	At March 31, 2006 and December 31, 2005, we had 1,409 and 1,432 industrial operating properties consisting of 187.4 million square feet and 185.6 million square feet, respectively.

(2)	At March 31, 2006 and December 31, 2005, we had 27 and 29 retail operating properties, both consisting of 1.1 million square feet.

(3)	At March 31, 2006, our office properties and one hotel property were classified as assets held for sale. See Note 5.

(4)	Properties under development consisted of 96 properties aggregating 27.7 million square feet at March 31, 2006 and 72 properties aggregating 23.2 million square feet at December 31, 2005. Our total expected investment upon completion of these properties is approximately $2.2 billion at March 31, 2006.

(5)	Land held for future development consisted of 5,870 and 6,568 acres at March 31, 2006 and December 31, 2005, respectively.

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects; and (v) costs related to our corporate office buildings.
     We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, Sweden, and the United Kingdom) and Asia (China, Japan, Korea and Singapore).
     For our direct-owned properties, the largest customer and the 25 largest customers accounted for 2.3% and 18.5%, respectively, of our annualized collected base rents at March 31, 2006.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.  Debt:
     Our debt consisted of the following (dollars in thousands):

	March 31, 2006		December 31, 2005
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Unsecured lines of credit and short-term borrowings	2.43%	$1,835,643	3.28%	$2,240,054
Senior notes	6.02%	3,589,137	6.16%	2,759,675
Secured debt	6.50%	1,595,431	6.50%	1,643,586
Assessment bonds	3.89%	34,417	3.87%	34,565

Totals	5.18%	$7,054,628	5.27%	$6,677,880

     On March 27, 2006, we issued $450.0 million of 5.5% senior notes due April 1, 2012 and $400.0 million of 5.75% senior notes due April 1, 2016. We received net proceeds of $838.7 million, after all offering costs, of which $390.0 million was used to repay the balance under the Bridge Facility with the remainder to repay borrowings under our global senior credit facility (“Global Line”).
     Our Global Line is a $2.6 billion global senior credit facility from which funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The commitments for $40 million of borrowings in Chinese renminbi have been received but the facilities are not yet available pending the completion of certain conditions that are expected to be resolved this year. The weighted average interest rate represents the weighted average base interest rates using local currency rates on borrowings outstanding at the end of the period.
10.  Shareholders’ Equity:
     During the three months ended March 31, 2006, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 Dividend Reinvestment and Share Purchase Plan	19	$967
Continuous Equity Offering Plan (1)	135	$7,018
Long-term Incentive Plan and Share Option Plan for Outside Trustees	845	$14,579

(1)	Proceeds were received in April 2006.
11.  Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership, management and leasing of industrial distribution and retail properties, both directly and indirectly owned. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. Our operations in the property operations business segment are in North America (Mexico and the United States), Europe (properties are located in the Czech Republic, France, Germany, Hungary, Italy, Poland and the United Kingdom and are generally pending contribution to a property fund or sale to a third party) and Asia (properties are located in China, Japan and Singapore and are generally pending contribution to a property fund or sale to a third party).

•	Fund management — representing the long-term investment management of unconsolidated property funds and the properties they own, generate a high level of returns to us and our fund partners. Along with the income recognized under the equity method from our investments in the property funds, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

funds, if any. We utilize our leasing and property management expertise in our property operations segment for managing the properties owned by property funds in this segment, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom), and Asia (Japan).

•	CDFS business — primarily encompasses our development of properties that generally are either contributed to an unconsolidated property fund, in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to being contributed to a property fund. We engage in commercial mixed-use development activities generally with the intention of selling the land or completed projects to third parties. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains or losses on the disposition of land parcels when our development plans no longer include the parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, and the United Kingdom) and in Asia (China, Japan and Korea).
     We have other operating segments that do not meet the threshold criteria to disclose as a reportable segment, primarily the management of land subject to ground leases. Each operating property and activity is located in the United States and is considered to be an individual operating segment.
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
     We present the operations and net gains and losses associated with properties sold to third parties generally as discontinued operations. In addition, as of March 31, 2006, we had 19 office properties and one hotel property classified as assets held for sale, with the operations included in discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 5.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Property operations (1):
North America	$207,373	$127,876
Europe	11,662	1,182
Asia	2,590	2,145

Total property operations segment	221,625	131,203

Fund management (2):
North America	71,111	13,502
Europe	18,598	12,114
Asia	5,304	2,682

Total fund management segment	95,013	28,298

CDFS business (3):
North America	100,913	131,605
Europe	152,060	86,170
Asia	61,241	64,947

Total CDFS business segment	314,214	282,722

Total segment revenue	630,852	442,223
Other – North America	11,408	-
Reconciling item (4)	(61,481)	(11,771)

Total revenues	$580,779	$430,452

Net operating income (loss):
Property operations (5):
North America	$153,860	$92,188
Europe	6,882	(188)
Asia	2,167	1,682

Total property operations segment	162,909	93,682

Fund management (2):
North America	71,111	13,502
Europe	18,598	12,114
Asia	5,304	2,682

Total fund management segment	95,013	28,298

CDFS business (6)(7):
North America	34,810	28,169
Europe	32,113	13,729
Asia	9,650	12,424

Total CDFS business segment	76,573	54,322

Total segment net operating income	334,495	176,302
Other – North America	5,953	-
Reconciling items:
Income from other unconsolidated investees	461	41
General and administrative expenses	(33,788)	(23,934)
Depreciation and amortization expense	(72,554)	(41,470)
Merger integration and relocation expenses	(2,372)	(2,751)
Other expenses	(115)	(306)
Interest expense	(70,853)	(36,493)
Interest and other income	4,574	1,147

Total reconciling items	(174,647)	(103,766)

Total earnings before minority interest	$165,801	$72,536

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets:
Property operations (8):
North America	$7,667,237	$7,530,062
Europe	667,402	673,342
Asia	260,147	106,069

Total property operations segment	8,594,786	8,309,473

Fund management (9):
North America	424,174	368,206
Europe	287,456	283,435
Asia	114,576	103,679

Total fund management segment	826,206	755,320

CDFS business:
North America	1,161,145	1,142,319
Europe	1,089,390	1,062,338
Asia	655,140	535,190

Total CDFS business segment	2,905,675	2,739,847

Total segment assets	12,326,667	11,804,640

Other – North America	481,080	901,281
Reconciling items:
Investments in and advances to other unconsolidated investees	167,677	27,281
Cash and cash equivalents	254,095	191,716
Accounts and notes receivable	24,574	38,864
Other assets	152,290	150,314
Discontinued operations – assets held for sale	258,236	—

Total reconciling items	856,872	408,175

Total assets	$13,664,619	$13,114,096

(1)	Includes industrial and retail property rental income.

(2)	Includes fund management revenues and our share of the income or loss recognized under the equity method from our investment in the property funds along with interest earned on advances to the property funds, if any.

(3)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities and interest income on long-term notes receivable related to asset dispositions.

(4)	Amount represents income from unconsolidated property funds and interest income on long-term notes receivable that are not presented as a component of revenues in our Consolidated Statements of Earnings.

(5)	Includes rental income less rental expenses of our industrial and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains or losses associated with CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of the earnings or losses recognized under the equity method on our investments in CDFS joint ventures.

(7)	Excludes proceeds of $47.8 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively and net gains of $5.0 million and a loss of $0.4 million for the three months ended March 31, 2006 and 2005, respectively, associated with CDFS properties sold to third parties and presented as discontinued operations in our Consolidated Statements of Earnings. See Note 5.

(8)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold of $1.7 billion and $1.4 billion as of March 31, 2006 and December 31, 2005, respectively.

(9)	Represents our investment in and advances to the property funds.
12.  Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the three months ended March 31, 2006 and 2005 are as follows:
•	In connection with the purchase of the 80% ownership interests from our fund partner in Funds II-IV, we assumed $418.0 million of secured debt. See Note 3.

•	As partial consideration for properties we contributed to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 3.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

•	We received $35.4 million and $15.1 million of equity interests in property funds from the contribution of properties to these property funds during the three months ended March 31, 2006 and 2005, respectively.

•	As partial consideration for certain property contributions, we received $1.9 million and $32.6 million in the form of notes receivable from ProLogis North American Properties Fund V in 2006 and 2005, respectively. The outstanding balance of the notes at March 31, 2006 was $1.9 million.
     The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2006 and 2005 was $57.6 million and $46.5 million, respectively.
13.  Derivative Financial Instruments:
     We use derivative financial instruments as hedges to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
     At March 31, 2006, the only outstanding derivative contracts were foreign currency put option contracts. The activity relating to these contracts for the three months ended March 31, 2006 was as follows (in millions):

New contracts	$92.9
Settled contracts	(13.9)

Notional amounts at March 31, 2006	$79.0

     The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euro, pound sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent of €18.9 million, £12.2 million and ¥4.9 billion at March 31, 2006.
     These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds are recognized as a gain. We recognized net losses/expenses of $113,000 and net gains of $277,000 for the three months ended March 31, 2006 and 2005, respectively, on various put option contracts. These amounts include mark-to-market losses of $22,000 and mark-to-market gains of $304,000 for the three months ended March 31, 2006 and 2005, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of March 31, 2006 and the related consolidated statements of earnings and comprehensive income and consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of ProLogis’ management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Los Angeles, California
May 8, 2006

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2005 Annual Report on Form 10-K.
     Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of developed properties, general conditions in the geographic areas where we operate and the availability of capital in existing or new property funds – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates, (ii) changes in financial markets, interest rates and foreign currency exchanges rates, (iii) increased or unanticipated competition for our properties, (iv) risks associated with acquisitions, (v) maintenance of real estate investment trust (“REIT”) status, (vi) availability of financing and capital, (vii) changes in demand for developed properties, and (viii) those additional factors discussed in “Item 1A. Risk Factors” of our 2005 Annual Report on Form 10-K. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
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
     Our business is organized into three reportable business segments: (i) property operations, (ii) fund management and (iii) corporate distribution facilities services and other real estate development business (“CDFS business”). The property operations segment represents the direct long-term ownership and the management and leasing of industrial distribution and retail properties, both directly and indirectly owned. The fund management segment represents the long-term investment management of unconsolidated property funds and the properties they own, to generate a high level of returns to us and our fund partners. The CDFS business segment primarily encompasses our development or acquisition of properties that are rehabilitated or repositioned, which are generally contributed to an unconsolidated property fund in which we have an ownership interest and act as manager or sold to third parties.
     We generate and seek to increase revenues, earnings, funds from operations (“FFO”), as defined below, and cash flows through our segments primarily as follows:
     Property Operations Segment
•	We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in our industrial distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through increases in occupancy rates and rental rates in both our industrial distribution and retail properties. Our strategy is to achieve these increases primarily through continued focus on our customers’ global needs for distribution space in the three continents in which we operate and use of the ProLogis Operating System®, an organizational structure and service delivery system that we built around our customers and the selective acquisition of industrial distribution properties.
     Fund Management Segment
•	We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We also earn certain other fees for services provided to the property funds, such as acquisition, financing and development fees. We expect growth in income recognized to come from newly created property funds, as discussed below, growth in existing property funds, as well as increased fees and incentives. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to our leasing and property management efforts by our property operations segment.
     CDFS Business Segment
•	We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties to the property funds and from dispositions to third parties. In addition, we earn fees from our customers or other third parties for development activities that we provide on their behalf, recognize interest income on notes receivable related to asset dispositions, recognize net gains from the disposition of land parcels that no longer fit into our development plans and recognize our proportionate share of the income generated by development joint ventures in which we have an investment. We expect increases in this segment to come primarily from the continued development of high-quality industrial distribution properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and other commercial development activities for development fees and sales to third parties.
     In September 2005, we completed a merger whereby Catellus Development Corporation was merged into one of our subsidiaries (the “Catellus Merger”). The total purchase price of $5.3 billion was financed through the issuance of 55.9 million ProLogis common shares, the assumption of $1.7 billion of liabilities and cash of $1.3 billion. We financed the cash portion through borrowings on a short-term bridge facility that has been fully repaid as of March 31, 2006.
  Summary of the three months ended March 31, 2006
     The fundamentals of our business were strong in the first three months of 2006. We increased our total operating portfolio of industrial distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and CDFS joint ventures, to 359.7 million square feet at March 31, 2006 from 349.7 million square feet at December 31, 2005. We increased our same store net operating income (as defined below) by 3.7% in the first quarter of 2006 over the same period in 2005. Our same store average occupancy increased by 4.0% for the first quarter of 2006 as compared to the first quarter of 2005. Same store rent growth was a negative 1.1% in the first quarter of 2006, compared with a negative 2.1% in the first quarter of 2005. The stabilized leased percentage (as defined below) was 95.2% at March 31, 2006, compared with 94.5% at December 31, 2005.
     Net operating income of the CDFS business segment increased 41.0% in the three months ended March 31, 2006 as compared to the same period in 2005, primarily due to increased development fees and interest income due in part to activities acquired in the Catellus Merger, as well as the recognition of previously deferred proceeds from contributions. During the quarter, we started the development of projects with a total expected cost at completion of $887.4 million and completed development projects at a total cost of $461.6 million. This compares with the first quarter of 2005 when we started development projects with a total expected cost at completion of $732.2 million and completed development projects at a total cost of $178.6 million. The increased development activity was spurred by increased demand for industrial distribution properties in North America, Europe and Asia. We believe the strong development activity, along with the access to capital through the property funds and positive leasing activity, will continue to support increased contribution activity.
     Key Transactions during the three months ended March 31, 2006
•	We formed the ProLogis North American Industrial Fund (the “North American Industrial Fund”), which will primarily own recently developed industrial properties in the United States and Canada.

•	During the quarter, we generated net proceeds of $305.0 million from contributions and sales of CDFS assets, excluding discontinued operations. This includes our first contribution of assets to the ProLogis Japan Properties Fund II, which was formed in late 2005 and in which we have a 20% ownership interest.

•	On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (“Funds II-IV”) from our fund partner. In March 2006, we contributed substantially all of the assets and associated liabilities we obtained in this acquisition to the North American Industrial Fund. In connection with this transaction, we recognized: (i) our proportionate share of the gain on termination of Funds II-IV of $37.1 million; (ii) an incentive return fee of $22.0 million due to certain return levels achieved by our fund partner, and (iii) $12.5 million of disposition proceeds that had previously been deferred. These amounts are net of an aggregate $17.9 million, which was deferred due to our 20% ownership in the North American Industrial Fund.

•	During the quarter, we disposed of 31 CDFS and non-CDFS properties to third parties, which are included in discontinued operations and generated net proceeds of $185.5 million and resulted in the recognition of $21.4 million of gains.

•	On March 27, 2006 we issued $850.0 million of senior notes and used the proceeds to repay borrowings under the short-term bridge facility that was used to fund the Catellus Merger and borrowings under our global credit facility (“Global Line”).
  Results of Operations
     Net earnings attributable to common shares was $183.2 million and $55.1 million for the three months ended March 31, 2006 and 2005, respectively. Basic and diluted net earnings attributable to common shares was $0.75 and $0.72 per share, respectively, for the three months ended March 31, 2006 and $0.30 and $0.29 per share, respectively, for the three months ended March 31, 2005. The increase in net earnings in 2006 over 2005 is primarily due to the Catellus Merger, the termination of Funds II-IV, improved property operating performance, and gains on dispositions of assets to third parties.
  Portfolio Information
     In the discussion that follows, we present the results of operations by reportable business segment. The following table summarizes our total operating portfolio of industrial and retail properties, excluding properties under development, and including properties owned by us, the properties funds and CDFS joint ventures (square feet in thousands):

	March 31, 2006		December 31, 2005		March 31,2005
	Number of		Number of		Number of
Reportable Business Segment	Properties	Square Feet	Properties	Square Feet	Properties	Square Feet
Property operations	1,436	188,520	1,461	186,663	1,220	131,679
Fund management	780	166,869	752	159,769	722	153,308
CDFS business	26	4,314	23	3,283	17	2,411

Totals	2,242	359,703	2,236	349,715	1,959	287,398

     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 95.2% leased at March 31, 2006, 94.5% leased at December 31, 2005 and 92.2% leased at March 31, 2005. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we define generally as 93.0%.
 Same Store Analysis
     We evaluate the operating performance of the properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly and indirectly, by the property funds and by the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for the full quarter in which it is disposed and the corresponding period of the prior year. The same store portfolio aggregated 274.4 million square feet at March 31, 2006 and included only industrial distribution properties.
     Same store results were as follows:
•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 3.7% for the three months ended March 31, 2006 over the same period in 2005, due to a 4.1% increase in rental income and a 5.4% increase in rental expenses.

•	Average occupancy in the same store portfolio increased 4.0% for the three months ended March 31, 2006 over the same period in 2005.

•	The same store portfolio’s rental rates, associated with leasing activity for space that has been previously leased by us, decreased for the three months ended March 31, 2006 by 1.1% over the same period in 2005.
     We believe the factors that impact net operating income, rental rates and average occupancy in the same store portfolio are the same as for the total portfolio. The percentage change presented is the weighted average of the measure computed separately for us and each entity individually with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.
     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $0.8 million and $5.6 million for the three months ended March 31, 2006 and 2005, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.
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

 Operational Outlook
     Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. Leasing activity continues to improve with our stabilized portfolio reaching 95.2% leased at March 31, 2006. Market rental rates are beginning to increase and the negative gap between our current rental rates on expiring leases and market rents has started to decrease. As a result, we have experienced positive rental rate growth or only modestly negative rental rate growth over the past several quarters. Growth in global trade continues to support strong market fundamentals, which in turn, supports the acceleration of our global development pipeline. We executed 31 million square feet of leases during the three months ended March 31, 2006, an increase of 45% over the same period in 2005. We expect absorption of available space to continue to be strong throughout 2006. One of the most important fundamentals to our long term growth is repeat business with our global customers. Nearly half of the leases in our newly developed space is being leased to repeat customers.
  Property Operations Segment
     The net operating income of the property operations segment consists of rental income and rental expenses from the industrial distribution and retail operating properties that we directly own. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in rental expenses in the property operations segment. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 11 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest. The net operating income from the property operations segment, which does not include rental income and rental expenses associated with the industrial distribution and retail properties that are presented as discontinued operations in our financial statements, was as follows (in thousands).

	Three Months Ended
	March 31,
	2006	2005
Rental income	$221,625	$131,203
Rental expenses	58,716	37,521

Total property operations segment	$162,909	$93,682

     The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses for each period. Rental income includes net termination and renegotiation fees and rental expense recoveries of $44.9 million and $25.8 million for the three months ended March 31, 2006 and 2005, respectively.
     When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the fund management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses. The increases in rental income and rental expenses, in 2006 over 2005, are due primarily to the increase in properties owned through the Catellus Merger and other acquisitions and increases in the same store properties we directly own. The increase in the number of properties under management has also contributed to the increase in rental expenses.
  Fund Management Segment
     The net operating income of the fund management segment consists of: (i) earnings or losses recognized under the equity method from our investments in the property funds; (ii) fees and incentives earned for services performed on behalf of the property funds; and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; and (vi) gains on dispositions of properties. See Notes 3 and 11 to our Consolidated Financial Statements in Item 1 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.

     The net operating income from the fund management segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Earnings from property funds (1):
North American property funds (2)	$71,111	$13,502
ProLogis European Properties Fund (3)	18,598	12,114
Japan property funds (4)	5,304	2,682

Total fund management segment	$95,013	$28,298

(1)	The earnings from the property funds includes fees and incentives earned by us for providing services to the property funds. Fees earned for providing services to the property funds for other than property management and asset management services can fluctuate from year to year. The costs of the property management function for the properties owned by the property funds are reported in the property operations segment and the costs of the fund management function are included in general and administrative expenses.

(2)	Represents the income earned by us from our investments in property funds in North America, including our proportionate share of the earnings or losses of the property funds and property management and other fees and incentives. We had interests in 13 and 15 funds at March 31, 2006 and 2005, respectively. Our ownership interests ranged from 11.2% to 50.0% as of March 31, 2006. With respect to the income from these funds, fluctuations between years in the amount that we recognize under the equity method are generally due to the number of property funds, the number of properties owned by the property funds, occupancy levels and the amount of termination and renegotiation fees earned by the property funds. These property funds on a combined basis owned 780 and 722 properties at March 31, 2006 and 2005, respectively.
In January 2006, we purchased the 80% ownership interests from our fund partner in Funds II-IV and subsequently contributed substantially all of the assets and associated liabilities to the North American Industrial Fund. In connection with this transaction, we earned an incentive return of $22.0 million and recognized $37.1 million in income, representing our proportionate share of the net gain recognized by Funds II-IV upon termination.
(3)	ProLogis European Properties Fund has continued to acquire properties, primarily from us, and increase its portfolio size since it began operations. This property fund owned 271 and 234 properties at March 31, 2006 and 2005, respectively. Our ownership interest in ProLogis European Properties Fund was 21.2% at both March 31, 2006 and 2005. The fluctuations in income recognized from our ownership interest in this property fund are primarily the result of the following factors: (i) the size of the portfolio and occupancy levels in each period; (ii) increases in the fees earned for services provided to the property fund due to the increase in the number of properties managed; (iii) higher interest costs associated with the higher debt levels that primarily result from the use of debt to acquire the additional properties; (iv) changes in our ownership interest in each year; and (v) variances in the average foreign currency exchange rate at which we translate our share of the net earnings of the property fund to U.S. dollars.

(4)	Amounts represent our investments in two property funds in Japan. ProLogis Japan Properties Fund I has increased its portfolio to 18 properties at March 31, 2006 from 14 properties at March 31, 2005. Our ownership interest in ProLogis Japan Properties Fund I has been 20.0% since inception. The increases in the amounts recognized under the equity method from our ownership in this property fund correspond with the growth in the portfolio over the three years. In September 2005, we formed a second fund in Japan, ProLogis Japan Properties Fund II. Our ownership interest in ProLogis Japan Properties Fund II was 20% at March 31, 2006. During the three months ended March 31, 2006, we made our first contribution of a property to this fund, which did not own any properties in 2005, and the fund acquired four properties from third parties.
 CDFS Business
     Net operating income from the CDFS business segment consists primarily of: (i) gains and losses resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to rehabilitate or reposition; (ii) gains and losses from the dispositions of land parcels; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with potential acquisition of CDFS business assets and land holding costs. See Note 11 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.
     For the three months ended March 31, 2006, our net operating income in this segment was $76.6 million, as compared to $54.3 million for the same period in 2005, an increase of $22.3 million, or 41.0% (an increase of $27.7 million or 51.4% when the gains from CDFS business transactions recognized as discontinued operations are included). In 2006, 45.5% of the net operating income of this operating segment was generated in North America, 41.9% was generated in Europe and 12.6% was generated in Asia.
     The CDFS business segment’s net operating income includes the following components (in thousands):

	Three Months Ended March 31,
	2006	2005
CDFS transactions:
Disposition proceeds, prior to deferral (1)	$315,786	$293,849
Proceeds deferred and not recognized (2)	(23,608)	(11,258)
Recognition of previously deferred amounts (2)	12,832	-
Cost of CDFS dispositions (1)	(238,286)	(227,250)

Net gains	66,724	55,341
Development management and other income (3)	4,168	131
Interest income on long-term notes receivable (4)	5,036	-
Net earnings from CDFS joint ventures (5)	3,056	457
Other expenses and charges (6)	(2,411)	(1,607)

Total CDFS business segment	$76,573	$54,322

CDFS transactions recognized as discontinued operations (7):
Disposition proceeds	$47,765	$2,936
Cost of dispositions	(42,746)	(3,375)

Net CDFS gains (losses) in discontinued operations	$5,019	$(439)

(1)	During the three months ended March 31, 2006, we contributed 15 buildings to the property funds (five in North America, nine in Europe and one in Japan) generating a net gain of $44.0 million, compared with 16 buildings contributed during the same period in 2005 (10 in North America, five in Europe and one in Japan) generating a net gain of $51.8 million. In addition, we recognized net gains of $10.5 million and $2.2 million from the disposition of land parcels during the three months ended March 31, 2006 and 2005, respectively.

(2)	When we contribute a property to a property fund in which we have an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution, based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the property fund that acquires the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the respective property fund. We adjust our proportionate share of earnings or losses that we recognize under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.
When a property that we originally contributed to a property fund is disposed of to a third party by the property fund, we recognize in earnings the net amount of proceeds we had previously deferred in the period that the disposition to the third party occurs, in addition to our proportionate share of the net gain or loss recognized by the property fund. Further, during periods when our ownership interest in a property fund decreases, we recognize gains to the extent that previously deferred proceeds are recognized to coincide with our new ownership interest in the property fund. This amount includes $12.5 million in 2006 related to the termination of Funds II-IV.

(3)	Amounts include fees we earned for the performance of development activities. The increase in 2006 is due primarily to development undertaken since the Catellus Merger and increased development management activity in Europe.

(4)	Amount in 2006 represents interest income earned on notes receivable related to previous property sales that were acquired in the Catellus Merger.

(5)	Represents the net earnings we recognized under the equity method from our investments in CDFS joint ventures. The increase in 2006 is due primarily to earnings recognized in our investments in joint ventures acquired in connection with the Catellus Merger.

(6)	Includes land holding costs and charges for previously capitalized pursuit costs related to potential CDFS business segment projects when the acquisition is no longer probable.

(7)	Includes two CDFS business properties aggregating 0.2 million square feet and one CDFS business property aggregating 0.1 million square feet that were sold to third parties during the three months ended March 31, 2006 and 2005, respectively, that met the criteria to be presented as discontinued operations.
     Income from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties, (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning, (iii) our ability to generate a profit from these activities and (iv) our success in raising capital to be used by the property funds to acquire the properties we developed or repositioned. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment and we continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.
 Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $33.8 million and $23.9 million for the three months ended March 31, 2006 and 2005, respectively. Fluctuations in general and administrative expenses are influenced by the various business initiatives we are undertaking in a given period. The increase in general and administrative expenses in 2006 over 2005 is primarily due to the overall growth of the company resulting from the continuing international expansion of our operating platform, the Catellus Merger and the formation of additional property funds.
     On December 16, 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”) that required companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. We adopted SFAS 123R on January 1, 2006. The adoption did not have a significant impact on our results of operations. See Notes 1 and 4 to our Consolidated Financial Statements in Item 1.
     Depreciation and Amortization
     Depreciation and amortization expenses were $72.6 million and $41.5 million for the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 over 2005 is due primarily to the increased level of real estate assets and intangible lease assets acquired in the Catellus Merger and other acquisitions and improvements of properties in our property operations segment during this period.
     Merger Integration and Relocation Expenses
     Merger integration costs are indirect costs associated with the Catellus Merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the merger. We expect to incur integration costs associated with the Catellus Merger through the first half of 2006, although the majority of these costs have already been incurred.

     The relocation expenses relate to the move of our corporate headquarters in the first quarter of 2006 and the relocation of our information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado in the first quarter of 2005.
     Interest Expense
     The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Gross interest expense	$96,485	$47,563
Amortization of (premium) discount, net	(3,224)	10
Amortization of deferred loan costs	998	1,360

Interest expense before capitalization	94,259	48,933
Less: capitalized amounts	(23,406)	(12,440)

Net interest expense	$70,853	$36,493

     The increase in interest expense for the three months ended March 31, 2006 as compared with the same period in 2005, is due to increases in our borrowings, primarily as a result of the Catellus Merger, our increased investments in property funds and CDFS joint ventures, individual and portfolio acquisitions and increased development activity, offset somewhat by a decline in weighted average interest rates and additional capitalized interest. The increase in capitalized interest for the three months ended March 31, 2006, as compared with the same period in 2005, is due to the significant increase in our development activities.
     Foreign Currency Exchange Gains (Expenses/Losses), Net
     We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when possible. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed a permanent source of capital to the subsidiary or investee. If the intercompany debt is deemed not permanent in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to a portion of our projected net operating income from our operations in Europe and Japan. See Note 13 to our Consolidated Financial Statements in Item 1.

     Income Taxes
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. Certain of our consolidated subsidiaries in the United States are subject to federal income taxes and we are taxed in certain states in which we operate. In addition, the foreign countries where we have operations do not recognize REITs under their respective tax laws. Accordingly, we recognize income taxes for these jurisdictions, as necessary.
     Current income tax expense is generally a function of the level of income recognized by our taxable subsidiaries operating primarily in the CDFS business segment, state income taxes, taxes incurred in foreign jurisdictions and interest associated with our income tax liabilities. Current income taxes were $13.2 million and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. The increase in 2006 over 2005 is due primarily to disposition activity in the United Kingdom, interest expense on tax liabilities and additional income in our taxable subsidiaries due to the Catellus Merger.
     The deferred income tax component of total income taxes is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for book purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred tax assets and deferred tax liabilities related to indemnification agreements related to certain contributions to property funds.
     Discontinued Operations
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as discontinued operations in the statements of earnings. From time to time, we dispose of properties to third parties that are included in our property operations segment. The results of operations for these properties, as well as the gain or loss recognized upon disposition, are included in discontinued operations. In addition, as of March 31, 2006, we had 19 office properties and one hotel property classified as held for sale and therefore, the results of operations of those properties are also included in discontinued operations. See Note 5 to our Consolidated Financial Statements in Item 1 for further discussion of discontinued operations.
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
     In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, we recorded a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, we will incur environmental remediation costs associated with certain land parcels in connection with the future development of the land and have recorded a liability for the estimated costs of remediation. We purchase various environmental insurance policies to mitigate our potential exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Liquidity and Capital Resources
  Overview
     We consider our ability to generate cash from operating activities, contributions and disposition of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.
     Our credit facilities, primarily the Global Line, provide liquidity and financial flexibility, which allows us to efficiently respond to market opportunities and execute our business strategy. Regular repayments of our credit facilities are necessary to allow us to maintain adequate liquidity. We anticipate future repayments of the borrowings under our credit facilities will be funded primarily through the proceeds from future property contributions and dispositions, and from proceeds generated by future issuances of debt or equity securities, depending on market conditions.
     In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for 2006 and future years:
•	Development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	Acquisitions of properties in the CDFS business segment;

•	Acquisitions of land for future development in the CDFS business segment;

•	Direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment; and

•	Scheduled principal and interest payments and repayment of debt that is scheduled to mature.
     We expect to fund cash needs for 2006 and future years primarily with cash from the following sources, all subject to market conditions:
•	property operations;

•	proceeds from the contributions of properties to property funds;

•	proceeds from the sale of certain office and hotel properties acquired in the Catellus Merger and classified as held for sale;

•	proceeds from the disposition of land parcels and properties to third parties;

•	utilization of the Global Line or other lines of credit;

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans.
     On March 27, 2006, we issued $450.0 million of 5.5% senior notes due April 1, 2012 and $400.0 million of 5.75% senior notes due April 1, 2016. We used the net proceeds to repay short-term borrowings under the bridge facility used in the Catellus Merger and the Global Line.
     We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009 aggregating approximately $1.5 billion from third party investors, of which $1.2 billion was unfunded at March 31, 2006. We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico to ProLogis North American Properties

Fund V prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006. During the three months ended March 31, 2006, we contributed certain assets to ProLogis North American Properties Fund V for approximately $95 million. We estimate our remaining commitment under this arrangement is $255 million at March 31, 2006.
     We are committed to offer to contribute all of our stabilized development properties available in specific markets in Europe to ProLogis European Properties Fund as long as the fund has capital to invest. ProLogis European Properties Fund has equity commitments from nine investors through subscription agreements, which expire in August 2006, aggregating €636.6 million (the currency equivalent of approximately $767.4 million at March 31, 2006) of which €140.8 million (the currency equivalent of approximately $169.7 million at March 31, 2006) was unfunded at March 31, 2006.
     We are committed to offer to contribute all of our stabilized development properties available in Japan to Prologis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has equity commitments aggregating $600 million from our fund partner, which expire in August 2008 and of which $523.4 million was unfunded at March 31, 2006.
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
 Cash Provided by Operating Activities
     Net cash provided by operating activities was $175.2 million and $99.0 million for the three months ended March 31, 2006 and 2005, respectively. The increase in cash provided by operating activities in 2006 over 2005 is due to the increase in earnings related primarily to the Catellus Merger and improved property performance. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
  Cash Investing and Cash Financing Activities
     For the three months ended March 31, 2006 and 2005, investing activities used net cash of $677.2 million and $254.9 million, respectively. The net cash used is summarized as follows:
•	Investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space required cash of $893.5 million during the three months ended March 31, 2006 and $554.0 million for the same period in 2005, respectively. At March 31, 2006, we had 96 properties aggregating 27.7 million square feet under development, with a total expected investment of $2.2 billion.

•	Invested net cash in unconsolidated investees of $102.2 million (primarily a preferred investment in a subsidiary of ProLogis North American Properties Fund V) and $16.8 million during the three months ended March 31, 2006 and 2005, respectively.

•	Generated net cash from contributions and dispositions of properties and land parcels of $540.9 million and $255.9 million during the three months ended March 31, 2006 and 2005, respectively.

•	Invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in Funds II-IV.

•	Generated net cash proceeds from payments on notes receivable related to dispositions of assets of $36.9 and $60.0 million during the three months ended March 31, 2006 and 2005, respectively.
     For the three months ended March 31, 2006 and 2005, financing activities provided net cash of $564.3 million and $266.9 million, respectively, as summarized below.
•	Received net proceeds of $839.1 million from the issuance of the $850.0 million senior notes issued in March 2006. Made net payments on all other debt of $177.7 million for the three months ended March 31, 2006 and received net proceeds from all borrowings of $331.8 million for the corresponding period in 2005.

•	Distributions paid to holders of common shares were $97.7 million and $68.9 million during the three months ended March 31, 2006 and 2005, respectively. Minority interest redemptions and distributions were $6.2 million and $2.1 million for the three months ended March 31, 2006 and 2005, respectively. Dividends paid on preferred shares were $6.4 million for both the three months ended March 31, 2006 and 2005.

•	Generated net proceeds from sales and issuances of common shares of $13.2 million and $12.4 million for the three months ended March 31, 2006 and 2005, respectively.
  Borrowing Capacities
     At March 31, 2006, we had outstanding borrowings under our credit facilities, including the Global Line, of approximately $1.8 billion and $67.1 million letters of credit outstanding with participating lenders resulting in remaining availability of $713.7 million.
  Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $1.2 billion at March 31, 2006, of which $0.8 billion relates to our investments in the property funds. Summarized financial information for the unconsolidated property funds (for the entire entity, not our proportionate share) at March 31, 2006 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership %
ProLogis California	$615.7	$328.7	50.0
ProLogis North American Properties Fund I	337.5	242.3	41.3
ProLogis North American Properties Fund V(1)	1,634.3	755.7	11.2
ProLogis North American Properties Fund VI	514.5	307.0	20.0
ProLogis North American Properties Fund VII	385.9	229.1	20.0
ProLogis North American Properties Fund VIII	193.9	112.0	20.0
ProLogis North American Properties Fund IX	195.1	123.0	20.0
ProLogis North American Properties Fund X	218.1	135.0	20.0
ProLogis North American Properties Fund XI	232.5	66.5	20.0
ProLogis North American Industrial Fund	801.8	475.4	20.0
ProLogis European Properties Fund	4,233.5	2,082.9	21.2
ProLogis Japan Properties Fund I	1,243.8	535.4	20.0
ProLogis Japan Properties Fund II	309.6	98.6	20.0

Total property funds	$10,916.2	$5,491.6

(1)	As of March 31, 2006, we had guaranteed $42.0 million of borrowings that ProLogis North American Properties Fund V had outstanding on a term loan that matures in September 2006. We do not have any outstanding guarantees on any other debt of the unconsolidated property funds.

Contractual Obligations
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
     Cash distributions per common share paid during the three months ended March 31, 2006 and 2005 were $0.40 and $0.37, respectively. In December 2005, our Board of Trustees (the “Board”) approved an increase in the annual distribution for 2006 from $1.48 to $1.60 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.40 per common share for the first quarter of 2006 was declared on February 1, 2006. This distribution was paid on February 28, 2006 to holders of common shares on February 15, 2006. A distribution of $0.40 per common share for the second quarter of 2006 was declared on May 1, 2006 to be paid on May 31, 2006 to holders of common shares on May 16, 2006.
     At March 31, 2006, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
     Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
     Other Commitments
     At March 31, 2006, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately eight million square feet at an estimated total acquisition cost of approximately $500 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.
New Accounting Pronouncements
     See Note 1 to our Consolidated Financial Statements in Item 1.
Funds from Operations
     FFO is a non-GAAP financial measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although NAREIT has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. We do not use FFO as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.
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
     (b) REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions of properties acquired or developed in our CDFS business segment and our proportionate share of the gains and losses from dispositions recognized by the property funds in our definition of FFO.
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
     FFO attributable to common shares as defined by us was $225.3 million and $106.0 million for the three months ended March 31, 2006 and 2005, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2006	2005
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$183,159	$55,074
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	69,671	39,725
Additional CDFS proceeds recognized	466	—
Gains recognized on dispositions of certain non-CDFS business assets, net	(13,709)	—
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets, net	(16,428)	(2,207)
Real estate related depreciation and amortization	2,275	1,859

Totals discontinued operations	(14,153)	(348)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	13,220	13,131
Gains on dispositions of non-CDFS business assets, net	(109)	(438)
Other amortization items	(10,595)	(1,211)

Totals unconsolidated investees	2,516	11,482

	Three Months Ended
	March 31,
	2006	2005
Totals NAREIT defined adjustments	44,791	50,859

Subtotals — NAREIT defined FFO	227,950	105,933
Add (deduct) our defined adjustments:
Foreign currency exchange expenses / losses (gains), net	989	(155)
Deferred income tax expense	169	839
Reconciling items attributable to discontinued operations:
Assets disposed of — deferred income tax benefit	—	(213)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange gains, net	(2,223)	(273)
Deferred income tax benefit	(1,587)	(108)

Totals unconsolidated investees	(3,810)	(381)

Totals our defined adjustments	(2,652)	90

FFO attributable to common shares as defined by us	$225,298	$106,023

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of March 31, 2006, no material changes had occurred in our interest rate risk or foreign currency risk as discussed in our 2005 Annual Report on Form 10-K. Also, see Note 13 to our Consolidated Financial Statements in Item 1 for information related to instruments that we utilize to manage certain of these risks.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
PART II
Item 1. Legal Proceedings
     From time to time, we and our unconsolidated investees are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.
Item 1A. Risk Factors
     As of March 31, 2006, no material changes had occurred in our risk factors as discussed in our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We issued 180,000 common shares, upon exchange of limited partnership units in our consolidated real estate partnerships. These common shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
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
Chief Accounting Officer
Date: May 9, 2006

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