Form 10-Q
period 2006-06-30
PROLOGIS
filed 2006-08-09
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common shares as of August 4, 2006 was 245,112,622.

PROLOGIS
INDEX

		Page
		Number(s)
PART I. Financial Information
Item 1.	Financial Statements:
	Consolidated Statements of Earnings and Comprehensive Income — Three and Six Months Ended June 30, 2006 and 2005	3
	Consolidated Balance Sheets —June 30, 2006 and December 31, 2005	5
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2006 and 2005	6
	Notes to Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	25
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44
PART II. Other Information
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	45
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
KPMG LLP Awareness Letter
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$223,681	$130,461	$450,460	$261,663
CDFS dispositions proceeds	433,854	317,995	738,864	600,586
Property management and other fees and incentives	20,329	16,478	58,897	33,005
Development management and other income	11,258	3,195	15,426	3,326

Total revenues	689,122	468,129	1,263,647	898,580

Expenses:
Rental expenses	57,051	35,407	116,624	72,829
Cost of CDFS dispositions	348,552	245,047	586,838	472,297
General and administrative	38,787	24,109	72,575	48,043
Depreciation and amortization	69,818	41,425	142,111	82,895
Merger integration and relocation expenses	351	1,052	2,723	3,803
Other expenses	3,421	1,369	5,947	3,282

Total expenses	517,980	348,409	926,818	683,149

Operating income	171,142	119,720	336,829	215,431

Other income (expense):
Earnings from unconsolidated property funds	10,969	11,004	67,414	22,775
Earnings (losses) from CDFS joint ventures and other unconsolidated investees	33,904	(131)	37,421	367
Interest expense	(68,663)	(34,761)	(139,516)	(71,253)
Interest income on long-term notes receivable	4,286	—	9,322	—
Interest and other income, net	709	2,300	5,283	3,447

Total other income (expense)	(18,795)	(21,588)	(20,076)	(44,664)

Earnings before minority interest	152,347	98,132	316,753	170,767
Minority interest	(851)	(1,261)	(1,976)	(2,602)

Earnings before certain net gains	151,496	96,871	314,777	168,165
Gains recognized on dispositions of certain non-CDFS business assets, net	—	—	13,709	—
Foreign currency exchange gains, net	8,569	3,695	7,247	3,581

Earnings before income taxes	160,065	100,566	335,733	171,746

Income taxes:
Current income tax expense	27,892	3,577	41,089	4,750
Deferred income tax expense	5,413	1,982	5,582	2,821

Total income taxes	33,305	5,559	46,671	7,571

Earnings from continuing operations	126,760	95,007	289,062	164,175
(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Discontinued operations:
Income attributable to disposed properties and assets held for sale	3,797	1,876	9,561	3,738
Losses related to temperature-controlled distribution assets	—	(13,780)	—	(25,150)
Gains (losses) recognized on dispositions, net:
Non-CDFS business assets	34,223	—	50,651	2,207
CDFS business assets	9,971	420	14,990	(19)

Total discontinued operations	47,991	(11,484)	75,202	(19,224)

Net earnings	174,751	83,523	364,264	144,951
Less preferred share dividends	6,354	6,354	12,708	12,708

Net earnings attributable to common shares	168,397	77,169	351,556	132,243
Other comprehensive income items:
Foreign currency translation adjustments	38,128	(17,746)	33,655	(32,943)
Unrealized gains (losses) on derivative contracts, net	2,787	(8,167)	2,367	(7,767)

Comprehensive income	$209,312	$51,256	$387,578	$91,533

Weighted average common shares outstanding — Basic	244,998	186,715	244,642	186,436

Weighted average common shares outstanding — Diluted	255,196	196,761	255,093	196,484

Net earnings (loss) per share attributable to common shares - Basic:
Continuing operations	$0.49	$0.47	$1.13	$0.81
Discontinued operations	0.20	(0.06)	0.31	(0.10)

Net earnings per share attributable to common shares — Basic	$0.69	$0.41	$1.44	$0.71

Net earnings (loss) per share attributable to common shares - Diluted:
Continuing operations	$0.47	$0.46	$1.10	$0.79
Discontinued operations	0.19	(0.06)	0.29	(0.10)

Net earnings per share attributable to common shares - Diluted	$0.66	$0.40	$1.39	$0.69

Distributions per common share	$0.40	$0.37	$0.80	$0.74

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Real estate	$12,671,174	$11,875,130
Less accumulated depreciation	1,204,730	1,118,547

	11,466,444	10,756,583
Investments in and advances to unconsolidated investees	1,247,896	1,049,743
Cash and cash equivalents	314,041	203,800
Accounts and notes receivable	303,257	327,214
Other assets	850,714	788,840
Discontinued operations — assets held for sale	128,434	—

Total assets	$14,310,786	$13,126,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$7,538,909	$6,677,880
Accounts payable and accrued expenses	372,405	344,423
Other liabilities	628,744	557,210
Discontinued operations — assets held for sale	3,775	—

Total liabilities	8,543,833	7,579,513

Minority interest	45,794	58,644

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at June 30, 2006 and December 31, 2005	125,000	125,000
Common Shares; $0.01 par value; 245,084,578 shares issued and outstanding at June 30, 2006 and 243,781,142 shares issued and outstanding at December 31, 2005	2,451	2,438
Additional paid-in capital	5,647,241	5,606,017
Accumulated other comprehensive income	185,608	149,586
Distributions in excess of net earnings	(464,141)	(620,018)

Total shareholders’ equity	5,721,159	5,488,023

Total liabilities and shareholders’ equity	$14,310,786	$13,126,180

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net earnings	$364,264	$144,951
Minority interest share in earnings	1,976	2,602
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(16,088)	(3,425)
Cost of share-based compensation awards	13,597	9,552
Depreciation and amortization	145,303	87,304
Amortization of deferred loan costs and net premium on debt	(3,924)	2,367
Gains recognized on dispositions of non-CDFS business assets, net	(64,360)	(2,207)
Impairment charge and cumulative translation losses on assets held for sale	—	26,864
Equity in earnings from unconsolidated investees	(104,835)	(23,142)
Distributions from and changes in operating receivables of unconsolidated investees	50,001	79,503
Purchases of derivative contracts	(1,632)	(965)
Adjustments to foreign currency exchange amounts recognized	904	(2,722)
Deferred income tax expense	5,582	2,821
Increase in accounts receivable and other assets	(112,700)	(55,859)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	70,188	(11,221)

Net cash provided by operating activities	348,276	256,423

Investing activities:
Real estate investments	(1,863,924)	(1,104,424)
Purchase of ownership interests in property funds	(259,248)	—
Tenant improvements and lease commissions on previously leased space	(35,947)	(23,912)
Recurring capital expenditures	(11,469)	(9,333)
Proceeds from dispositions of real estate assets	1,164,820	576,044
Proceeds from repayment of notes receivable related to dispositions of assets	59,847	59,991
Net investments in unconsolidated investees	(83,799)	(40,688)

Net cash used in investing activities	(1,029,720)	(542,322)

Financing activities:
Net proceeds from sales and issuances of common shares under various common share plans	26,094	25,081
Distributions paid on common shares	(195,679)	(137,905)
Minority interest redemptions and distributions	(8,357)	(4,266)
Dividends paid on preferred shares	(12,708)	(12,708)
Debt and equity issuance costs paid	(5,405)	—
Net proceeds from lines of credit and short-term borrowings	218,233	441,329
Proceeds from issuance of senior notes and secured debt	851,236	—
Payments on senior notes, secured debt and assessment bonds	(81,729)	(105,100)

Net cash provided by financing activities	791,685	206,431

Net increase (decrease) in cash and cash equivalents	110,241	(79,468)
Cash and cash equivalents, beginning of period	203,800	236,529

Cash and cash equivalents, end of period	$314,041	$157,061

See Note 12 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General:
     Business. ProLogis, collectively with our consolidated subsidiaries (we, our, us, the Company or ProLogis), is a publicly held real estate investment trust (“REIT”) that owns, manages and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations, (ii) fund management and (iii) corporate distribution facilities services and other real estate development business (“CDFS business”). Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our fund management segment represents the long-term investment management of unconsolidated property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to an unconsolidated property fund, in which we have an ownership interest and act as manager, or sold to third parties. See Note 11 for further discussion of our business segments.
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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2006 and our results of operations and cash flows for the three and six months ended June 30, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2005 audited Consolidated Financial Statements, as filed with the SEC on Form 10-K.
     Certain amounts included in the accompanying consolidated financial statements for 2005 have been reclassified to conform to the 2006 financial statement presentation. These amounts include reclassifications in the consolidated statement of cash flows resulting in an increase to operating cash flows of $21.9 million, a decrease to investing cash flows of $22.6 million and an increase to financing activities of $0.7 million, which we believe are immaterial to 2005.
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
     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 123R “Share Based Payment” (“SFAS 123R”) that required companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. We adopted SFAS 123R on January 1, 2006 using the modified prospective application. Prior to that date, we recognized the

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

costs of our share-based compensation plans under SFAS No. 123 “Accounting and Disclosure of Stock Based Compensation” that allowed us to continue to account for these plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The impact of adoption of SFAS 123R is the inclusion of compensation expense within our statements of earnings, which were previously disclosed as pro forma amounts within the notes to our consolidated financial statements. See Note 4.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“APB 29”)”, which was effective January 1, 2006. SFAS No. 153 amended APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Previously under APB 29, in certain limited situations we were required to defer a portion of the proceeds received from a contribution of a property to an unconsolidated property fund that represented nonmonetary proceeds. SFAS No. 153 amended APB 29 such that we are no longer required to defer those nonmonetary proceeds. However, we are still required under SFAS No. 66, “Accounting for Sales of Real Estate”, to defer a portion of the gain based on the percentage of our continuing ownership interest in the property when we contribute a property to an unconsolidated investee. During the first six months of 2006, we recognized $8.2 million of proceeds that historically would have been deferred under APB 29.
     On July 13, 2006, FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 are to be reported as an adjustment to the opening balance of retained earnings for the year of adoption. We will adopt FIN 48 on January 1, 2007 and do not expect it will have a material impact on our financial position or results of operations.
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
     In connection with the Catellus Merger, we incurred merger integration costs, such as employee transition costs and severance costs for certain of our employees whose responsibilities became redundant after the Catellus Merger. As of June 30, 2006, we have incurred substantially all of these costs.
     Under the terms of the Merger Agreement, Catellus stockholders had the opportunity to elect to receive cash or our common shares for their Catellus stock. As a result of the Catellus Merger, we issued approximately 55.9 million of our common shares to former Catellus stockholders. We financed the cash portion of the Catellus Merger primarily through borrowings of $1.5 billion on a short-term bridge facility (the “Bridge Facility”). As of June 30, 2006, the Bridge Facility had been repaid with proceeds from the issuance of senior notes, borrowings under our revolving credit facilities and the disposition of certain real estate properties.
     The allocation of the purchase price of $5.3 billion was based upon estimates and assumptions. We engaged a third party business valuation expert to assist primarily with the fair value assessment of real estate. The current allocations are substantially complete; however, there are certain items that may be subject to revision when final information is available, although future revisions should not have a material impact on our financial position or results of operations.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     The following unaudited pro forma financial information for the three and six months ended June 30, 2005, gives effect to the Catellus Merger as if it had occurred on January 1, 2005. The pro forma results (in millions, except per share amounts) are based on historical data and are not intended to be indicative of the results of future operations.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Total revenues	$572.0	$1,113.0
Operating income	$134.4	$249.0
Net earnings attributable to common shares	$75.8	$129.1
Weighted average common shares outstanding — Basic	242.4	242.1
Weighted average common shares outstanding — Diluted	252.4	252.2
Net earnings per share attributable to common shares — Basic	$0.31	$0.53
Net earnings per share attributable to common shares — Diluted	$0.31	$0.52
3.	Unconsolidated Investees:
Summary of Investments and Income
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	June 30,	December 31,
	2006	2005
Property funds	$858,452	$755,320
CDFS joint ventures and other investees	389,444	294,423

Totals	$1,247,896	$1,049,743

     We recognize earnings or losses from our investments in unconsolidated investees consisting of our proportionate share of the net earnings or losses of these investees, including interest income on advances made to these investees, if any. In addition, we earn fees for providing services to the property funds, CDFS joint ventures and certain other investees. The amounts we have recognized from our investments in unconsolidated investees are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings (losses) from unconsolidated investees:
Property funds:
North America	$5,375	$6,052	$47,857	$11,460
Europe	2,450	3,225	13,649	7,946
Asia	3,144	1,727	5,908	3,369

Total property funds	10,969	11,004	67,414	22,775

CDFS joint ventures and other investees:
North America	32,146	(799)	35,453	(991)
Europe	1,279	300	1,106	646
Asia	479	368	862	712

Total CDFS joint ventures and other investees	33,904	(131)	37,421	367

Total earnings from unconsolidated investees	$44,873	$10,873	$104,835	$23,142

Property management and other fees and incentives:
North America	$8,380	$8,147	$37,009	$16,241
Europe	9,549	7,263	16,948	14,656
Asia	2,400	1,068	4,940	2,108

Total property management and other fees and incentives	$20,329	$16,478	$58,897	$33,005

     Included in our earnings from CDFS joint ventures in North America for 2006 is income of $27.0 million, representing our proportionate share of the earnings of a CDFS joint venture, “LAAFB JV”. As our investment in LAAFB JV is held in a taxable subsidiary that was acquired in the Catellus Merger, we also recognized the associated current income tax expense of $11.9 million. The LAAFB JV was formed by Catellus to redevelop a U.S. Air Force base in Los Angeles, California in exchange for land parcels and

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

certain rights to receive tax increment financing (“TIF”) proceeds over a period of time. During the second quarter of 2006, LAAFB JV completed the Air Force facilities. In accordance with SFAS No. 153 (see Note 1), LAAFB JV recognized income to the extent the estimated fair value of the assets received exceeded the cost basis of the facilities transferred to the U.S. Air Force. The LAAFB JV has an agreement to sell the land received in this transaction. The partnership will be substantially complete with its operations when the land is sold and all TIF proceeds have been received, which we currently estimate will occur in 2006.
Property Funds
     Contributions of developed properties to a property fund allow us to realize a portion of the profits from our development activities while at the same time allowing us to maintain a long-term ownership interest in our developed properties. This business strategy also provides liquidity to fund our future development activities and generates fee income. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We may receive additional ownership interests in the property funds as part of the proceeds generated by the contributions of properties to the property funds. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager of each of the property funds and the fund properties, and may earn additional fees by providing other services including, but not limited to, acquisition, development and leasing activities. We may also earn incentive performance participation based on the investors’ returns.
     On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”) from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), which was formed in February 2006 (see below). In connection with these transactions, we recognized the following amounts in the respective financial statement line items for the six months ended June 30, 2006, after deferral of $17.9 million due to our continuing 20% ownership interest in the North American Industrial Fund (in thousands):

CDFS disposition proceeds (1)	$12,492
Property management and other fees and incentives (2)	$21,958
Earnings from unconsolidated property funds (3)	$37,113

(1)	Represents the recognition of proceeds that we had previously deferred as part of CDFS proceeds upon the initial contributions of the properties to Funds II-IV.

(2)	Represents an incentive return we earned due to certain return levels achieved by our fund partner upon the termination of Funds II-IV.

(3)	Represents our proportionate share of the gain on termination recognized by Funds II-IV.
Information about our property funds is as follows:

			Investment in
	Ownership Percentage		and Advances to
	June 30,	December 31,	June 30,	December 31,
Property Fund	2006	2005	2006	2005
ProLogis California (1)	50.0%	50.0%	$114,363	$115,743
ProLogis North American Properties Fund I (1)	41.3%	41.3%	32,483	33,241
ProLogis North American Properties Fund II-IV (2)	—	20.0%	—	12,410
ProLogis North American Properties Fund V (3)	11.2%	11.3%	54,655	53,104
ProLogis North American Properties Fund VI (1)	20.0%	20.0%	39,892	42,227
ProLogis North American Properties Fund VII (1)	20.0%	20.0%	32,226	32,543
ProLogis North American Properties Fund VIII (1).	20.0%	20.0%	15,255	15,602
ProLogis North American Properties Fund IX (1)	20.0%	20.0%	14,161	14,274
ProLogis North American Properties Fund X (1)	20.0%	20.0%	15,737	15,968
ProLogis North American Properties Fund XI (1)	20.0%	20.0%	32,126	33,094
ProLogis North American Industrial Fund (4)	20.0%	—	71,650	—
ProLogis European Properties Fund (5)	20.6%	21.0%	313,675	283,435
ProLogis Japan Properties Fund I (1)	20.0%	20.0%	92,461	103,679
ProLogis Japan Properties Fund II (1)(6)	20.0%	—	29,768	—

Totals			$858,452	$755,320

(1)	We have one fund partner in each of these property funds.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)	As discussed above, on January 4, 2006, we purchased the 80% ownership interests of our fund partner in each of these property funds and subsequently contributed substantially all of the assets and associated liabilities into the ProLogis North American Industrial Fund.

(3)	We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Properties Fund V. Our ownership percentage is based on our levels of ownership interest in these different entities. We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico to ProLogis North American Properties Fund V, prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006. During the six months ended June 30, 2006, we contributed 18 buildings to ProLogis North American Properties Fund V. We estimate our remaining commitment under this arrangement to be approximately $200.0 million at June 30, 2006. On January 9, 2006, a preferred unit holder in a subsidiary of ProLogis North American Properties Fund V exercised its option to put its interest to us for $55.0 million, which we acquired and include in other investees below and on which we earn 4.3% interest annually. We have an agreement with ProLogis North American Properties Fund V that would enable us to put this interest to the Fund at the same price after June 30, 2006. On August 4, 2006, we exercised our option and received payment from ProLogis North American Properties Fund V.

(4)	In February 2006, we formed the North American Industrial Fund, with ten institutional investors, which will primarily own recently developed industrial distribution properties in major distribution markets throughout the United States and Canada. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund, except for the specific properties included in our commitment to North American Properties Fund V. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $1.2 billion was unfunded at June 30, 2006. During the six months ended June 30, 2006, we contributed 10 buildings for approximately $128.5 million to ProLogis North American Industrial Fund in addition to the assets that were acquired from Funds II-IV, discussed above. We receive property and asset management fees and will also have the potential for incentive performance participation based on the investors’ returns.

(5)	We and 21 third parties, primarily institutional investors, own units in the ProLogis European Properties Fund. We are committed to offer to contribute all of the properties that we develop and stabilize in specified markets in Europe to ProLogis European Properties Fund, subject to the property meeting certain leasing and other criteria, as long as the property fund has capital to invest. All subscription agreements from investors in this property fund were fully drawn at June 30, 2006. The property fund has approximately €160 million (the equivalent of approximately $203 million) of borrowing capacity under its existing revolving credit facility, as of June 30, 2006, and is allowed to increase its debt to 50% of the current value of its real estate holdings, under its management regulations. In accordance with the governing documents of the ProLogis European Properties Fund, we are currently exploring liquidity alternatives for the fund.

(6)	ProLogis Japan Properties Fund II was formed on September 1, 2005. We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008 to this property fund, subject to the property meeting certain leasing and other criteria. During the six months ended June 30, 2006, we made our first contribution of a property to this property fund and the property fund acquired six properties from third parties. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $505.2 million was unfunded at June 30, 2006.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2006
	North
	America	Europe	Asia	Total
For the three months ended June 30, 2006:
Revenues	$123.8	$99.7	$29.0	$252.5
Net earnings	$17.4	$9.1	$13.2	$39.7
For the six months ended June 30, 2006:
Revenues	$234.8	$197.3	$53.9	$486.0
Net earnings (1)	$221.6	$59.8	$24.8	$306.2
As of June 30, 2006:
Total assets	$5,162.3	$4,730.2	$1,650.8	$11,543.3
Amounts due to us	$11.5	$2.4	$64.9	$78.8
Third party debt (2)	$2,865.5	$2,272.0	$712.1	$5,849.6
Total liabilities	$3,089.8	$2,727.3	$889.9	$6,707.0
Equity	$2,071.7	$1,996.7	$760.9	$4,829.3
Our weighted average ownership (3)	23.2%	20.6%	20.0%	21.7%
Our investment balance (4)	$422.6	$313.7	$122.2	$858.5
Deferred proceeds, net of amortization	$86.3	$125.1	$46.0	$257.4

	2005
	North
	America	Europe	Asia	Total
For the three months ended June 30, 2005:
Revenues	$122.2	$90.0	$15.6	$227.8
Net earnings	$20.4	$12.6	$7.2	$40.2
For the six months ended June 30, 2005:
Revenues	$247.2	$180.5	$30.0	$457.7
Net earnings	$45.0	$32.0	$14.3	$91.3
As of December 31, 2005:
Total assets	$4,786.6	$4,052.0	$1,230.1	$10,068.7
Amounts due to us	$9.0	$15.7	$71.3	$96.0
Third party debt (2)	$2,690.7	$1,991.2	$535.1	$5,217.0
Total liabilities	$2,921.0	$2,409.6	$639.8	$5,970.4
Equity	$1,864.1	$1,637.9	$590.3	$4,092.3
Our weighted average ownership (3)	23.5%	21.0%	20.0%	22.1%
Our investment balance (4)	$368.2	$283.4	$103.7	$755.3
Deferred proceeds, net of amortization	$77.7	$105.5	$44.1	$227.3

(1)	Included in net earnings for North America is $185.7 million representing the net gain recognized by the Funds II-IV termination in the first quarter of 2006.

(2)	Of the total third party debt of the property funds, we had guaranteed $86.1 million and $12.5 million of debt at June 30, 2006 and December 31, 2005, respectively, all of which relate to borrowings ProLogis North American Properties Fund V has outstanding. On August 4, 2006, ProLogis North American Properties Fund V repaid these borrowings with proceeds from the issuance of secured debt that is not guaranteed by ProLogis.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(3)	Represents the weighted average of our ownership interests in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our percentage ownership interest of the property fund’s equity and our investment balance results from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property; (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.
CDFS joint ventures and other investees
     At June 30, 2006, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. These joint ventures include entities that develop and own industrial operating properties and also include entities that perform land, multi-use and residential development activity. The other operating joint ventures include entities that own a hotel property and office properties. Our investments in and advances to these entities were as follows (in thousands):

	June 30,	December 31,
	2006	2005
CDFS joint ventures:
North America	$146,070	$113,008
Europe	10,082	12,238
Asia	62,791	57,165

Total CDFS joint ventures	$218,943	$182,411

Other investees:
Operating joint ventures	$88,077	$84,731
Other	82,424	27,281

Total other investees	170,501	112,012

Total	$389,444	$294,423

4.	Long-Term Compensation:
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
     Share options outstanding at June 30, 2006 were as follows:

				Weighted
				Average
				Remaining
	Number of		Expiration	Life
	Options	Exercise Price(1)	Date	(in years)
Outside Trustees Plan	120,000	$19.75 - $43.80	2009-2015	6.1
Share options:
1997 grants	151,339	$21.22	2007	1.2
1998 grants	663,527	$20.94 - $21.09	2008	2.4
1999 grants	664,696	$17.19 - $18.62	2009	3.2
2000 grants	658,742	$21.75 - $24.25	2010	4.2
2001 grants	591,969	$20.67 - $22.02	2011	5.2
2002 grants	1,086,040	$22.98 - $24.75	2007, 2012	5.9
2003 grants	1,341,532	$24.90 - $31.26	2013	7.2
2004 grants	1,783,537	$29.41 - $41.50	2014	8.2
2005 grants	1,095,377	$40.86 - $45.46	2015	9.4
2006 grants	22,518	$53.07 - $54.51	2016	9.7

Total	8,179,277

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	The exercise price is generally equal to the average of the high and low market prices on the date of grant for each issuance.
     The weighted average fair value of the share options granted during the six months ended June 30, 2006 was $9.55 per option. We calculated the fair value of the options granted in 2006 using a Black-Scholes pricing model with the following assumptions: i) weighted average risk free interest rate of 4.80%; ii) weighted average dividend yield of 3.59%; iii) volatility of 20.25%; and iv) option life of 5.8 years. We use historical data to estimate dividend yield, share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk free rate for periods within the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. To calculate expected volatility, we use historical volatility of our common stock.
Restricted Share Units
     Restricted share units (“RSUs”), in the form of common shares, are granted at a rate of one common share per RSU from time to time to our employees. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which generally is four or five years. The RSUs do not carry voting rights during the vesting period, but do generally earn DEUs that vest according to the underlying RSU. In addition, annually we issue fully vested deferred share units to our trustees which are expensed at the time of grant.
Performance Shares
     Certain employees are granted performance share awards (“PSAs”). The grants are based on performance criteria, established in advance, for each employee eligible for the grant. If a PSA is earned based on the performance criteria, the recipient must continue to be employed by us until the end of the vesting period before any portion of the grant is vested. The PSAs carry no voting rights during this vesting period, but do earn DEUs that are vested at the end of the vesting period, which is generally two or three years. The PSAs are valued on the grant date, based upon the market price of a common share on that date. We recognize the value of the PSAs granted as compensation expense over the vesting period.
     Included in the PSAs outstanding at June 30, 2006 were certain PSAs that will be earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These PSAs will vest over a three-year period. The amount of PSAs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to 355,000 shares. For purposes of calculating compensation expense, we consider the PSAs to have a market condition and therefore we have estimated the fair value of the PSAs using a pricing valuation model.
Dividend Equivalent Units
     DEUs in the form of common shares are earned at a rate of one common share per DEU for certain share options granted through 2001, RSUs and PSAs. The DEUs are valued on the grant date, generally December 31st, based on the market price of a common share on that date. Prior to the adoption of SFAS 123R, we recognized the value of the DEUs issued as compensation expense over the vesting period of the underlying share award. With the adoption of SFAS 123R, we now treat the DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Summary of Activity
     The activity for the six months ended June 30, 2006, with respect to our share options is presented below.

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Life
	Options	Price	Options	Price	(in years)
Balance at December 31, 2005	8,873,820	$29.19
Granted	22,518	$53.55
Exercised	(642,366)	$25.57
Forfeited	(74,695)	$36.52

Balance at June 30, 2006	8,179,277	$29.47	4,598,065	$24.45	6.3

     Activity with respect to our RSUs and PSAs is as follows:

		Weighted
		Average	Number of
	Number of	Original	Shares
	Shares	Value	Vested
Balance at December 31, 2005	1,792,335		645,025

Granted	394,343
Exercised	(285,479)
Forfeited	(7,455)

Balance at June 30, 2006	1,893,744	$40.34	457,785

     During the six months ended June 30, 2006, we recognized $13.6 million of compensation expense under the provisions of SFAS 123R. This includes expense related to awards granted to our outside trustees and is net of $1.8 million that was capitalized due to our development activities. During the six months ended June 30, 2005, under the provisions of APB 25, we recognized $9.6 million of compensation expense, net of $1.8 million that was capitalized due to our development activities. With the adoption of SFAS 123R, we now recognize the compensation cost associated with stock options that was previously disclosed in the notes to our consolidated financial statements and we treat dividend equivalent units as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. Had we not adopted SFAS 123R, our net earnings attributable to common shares would have been $350.8 million and our basic and diluted net earnings per share attributable to common shares for the six months ended June 30, 2006 would have been $1.43 and $1.38, respectively.
     Had we adopted SFAS 123R on January 1, 2005, our net earnings attributable to common shares would have changed as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net earnings attributable to common shares:
As reported	$77,169	$132,243
Pro forma	$77,727	$133,492
Net earnings per share attributable to common shares:
As reported — Basic	$0.41	$0.71
As reported — Diluted	$0.40	$0.69
Pro forma — Basic	$0.42	$0.72
Pro forma — Diluted	$0.40	$0.69
     Total compensation cost related to unvested share options, RSUs and PSAs was $63.8 million as of June 30, 2006 and will be recognized over a weighted average period of 1.9 years, prior to adjustments for capitalized amounts due to our development activities and forfeited awards.
5.	Discontinued Operations:
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

the operations of the component after the disposal transaction. The results of operations of the component of the property or a business are reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheet and depreciation and amortization is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell.
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
     Income attributable to discontinued operations is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental income	$8.7	$5.6	$29.0	$11.3
Rental expenses	(4.1)	(1.8)	(15.4)	(3.7)
Depreciation and amortization	(0.6)	(1.8)	(3.2)	(3.7)
Interest expense	(0.2)	(0.1)	(0.8)	(0.2)

Income attributable to disposed properties and assets held for sale	$3.8	$1.9	$9.6	$3.7

Assets Disposed Of
     The following information relates to properties disposed of to third parties that are recorded as discontinued operations (in millions, except number of properties):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Non-CDFS business assets:
Number of properties	7	—	36	4
Net proceeds from dispositions	$206.0	$—	$343.7	$6.9
Net gains from dispositions	$34.2	$—	$50.7	$2.2
CDFS business assets:
Number of properties	3	1	5	2
Net proceeds from dispositions	$57.7	$6.8	$105.5	$9.8
Net gains from dispositions	$10.0	$0.4	$15.0	$—
     Our temperature-controlled distribution assets in France were sold in July 2005. In connection with the sale, we received total proceeds of €30.8 million including a note receivable of €23.9 million that was paid in full in January 2006. We recognized impairment charges and cumulative translation losses of $26.9 million during the six months ended June 30, 2005, to reflect our investment in this business at its estimated fair value less costs to sell. These charges are included in losses related to temperature-controlled distribution assets in our Consolidated Statements of Earnings and Comprehensive Income.
Assets Held For Sale
     At June 30, 2006, we had 19 office, retail and industrial properties that were classified as held for sale and accordingly, the operations of these properties were included in discontinued operations for all periods presented in our Consolidated Statements of Earnings and Comprehensive Income and the respective assets and liabilities are presented separately in our Consolidated Balance Sheet at June 30, 2006.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.	Distributions and Dividends:
Common Share Distributions
     Cash distributions of $0.40 per common share for both the first and second quarter of 2006 were paid on February 28, 2006 and May 31, 2006, respectively, to holders of common shares on February 15, 2006 and May 16, 2006. Quarterly common share distributions paid in 2006 are based on the annual distribution level for 2006 of $1.60 per common share (as compared to $1.48 per common share in 2005) set by the Board of Trustees (“Board”) in December 2005. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On both March 31, 2006 and June 30, 2006, we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings attributable to common shares	$168,397	$77,169	$351,556	$132,243
Minority interest	851	1,261	1,976	2,602

Adjusted net earnings attributable to common shares	$169,248	$78,430	$353,532	$134,845

Weighted average common shares outstanding — Basic	244,998	186,715	244,642	186,436
Incremental weighted average effect of conversion of limited partnership units	5,154	5,539	5,258	5,541
Incremental weighted average effect of potentially dilutive instruments (1)	5,044	4,507	5,193	4,507

Weighted average common shares outstanding — Diluted	255,196	196,761	255,093	196,484

Net earnings per share attributable to common shares — Basic	$0.69	$0.41	$1.44	$0.71

Net earnings per share attributable to common shares — Diluted	$0.66	$0.40	$1.39	$0.69

(1)	Total weighted average potentially dilutive instruments outstanding were 10,858 and 10,986 for the three months ended June 30, 2006 and 2005, respectively, and 10,998 and 11,083 for the six months ended June 30, 2006 and 2005, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.	Real Estate:
     Real estate assets owned directly by us primarily consist of income producing properties, properties under development and land held for future development. Our real estate assets, presented at cost, include the following (in thousands):

	June 30,	December 31,
	2006	2005
Industrial operating properties (1):
Improved land	$2,043,125	$1,774,923
Buildings and improvements	7,556,836	6,955,983
Retail operating properties (2):
Improved land	64,202	66,848
Buildings and improvements	208,335	221,405
Land subject to ground leases and other (3)	454,076	792,668
Properties under development, including cost of land (4)	950,644	884,345
Land held for development (5)	1,068,335	1,045,042
Other investments (6)	325,621	133,916

Total real estate assets	12,671,174	11,875,130
Less accumulated depreciation	1,204,730	1,118,547

Net real estate assets	$11,466,444	$10,756,583

(1)	At June 30, 2006 and December 31, 2005, we had 1,438 and 1,432 industrial operating properties consisting of 196.4 and 185.6 million square feet, respectively.

(2)	At June 30, 2006 and December 31, 2005, we had 24 and 29 retail operating properties consisting of 1.0 and 1.1 million square feet, respectively.

(3)	At June 30, 2006, all of our remaining office properties were classified as assets held for sale. During the six months ended June 30, 2006, we sold our one hotel property and several office properties. See Note 5.

(4)	Properties under development consisted of 103 properties aggregating 28.4 million square feet at June 30, 2006 and 72 properties aggregating 23.2 million square feet at December 31, 2005. Our total expected investment upon completion of these properties was approximately $2.1 billion at June 30, 2006.

(5)	Land held for future development consisted of 5,797 and 6,568 acres at June 30, 2006 and December 31, 2005, respectively.

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects; and (v) costs related to our corporate office buildings.
     We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, Sweden, and the United Kingdom) and Asia (China, Japan, Korea, and Singapore).
     During the six months ended June 30, 2006, we acquired 39 industrial operating properties aggregating 7.6 million square feet with a combined purchase price of $416.1 million.
     For our direct-owned properties, the largest customer and the 25 largest customers accounted for 2.2% and 19.4%, respectively, of our annualized collected base rents at June 30, 2006.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.	Debt
     Our debt consisted of the following (dollars in thousands):

	June 30, 2006		December 31, 2005
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Unsecured lines of credit and short-term borrowings	2.73%	$2,274,350	3.28%	$2,240,054
Senior notes	5.99%	3,575,385	6.16%	2,759,675
Secured debt	6.52%	1,655,388	6.50%	1,643,586
Assessment bonds	3.85%	33,786	3.87%	34,565

Totals	5.11%	$7,538,909	5.27%	$6,677,880

     We have a $3.4 billion global senior credit facility (“Global Line”), which was amended and increased from a $2.6 billion facility in June 2006. The funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The weighted average interest rate is 2.73% at June 30, 2006 and represents the weighted average base interest rates using local currency rates on borrowings outstanding at the end of the period.
     On March 27, 2006, we issued $450.0 million of 5.5% senior notes due April 1, 2012 and $400.0 million of 5.75% senior notes due April 1, 2016. We received net proceeds of $838.7 million, after all offering costs, of which $390.0 million was used to repay the balance under the Bridge Facility with the remainder used to repay borrowings under our Global Line and other general corporate purposes.
     In July 2006, we completed the exchange and registration of senior notes that were issued in a private placement in November 2005.
10.	Shareholders’ Equity:
     During the six months ended June 30, 2006, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 Dividend Reinvestment and Share Purchase Plan	39	$1,972
Continuous Equity Offering Plan	135	$7,018
Long-term Incentive Plan and Share Option Plan for Outside Trustees	927	$16,392
Employee Share Purchase Plan	22	$871
     Limited partnership units were redeemed for 180,000 common shares during the six months ended June 30, 2006.
11.	Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. This segment also includes the expenses related to the management and leasing of properties that we own and properties owned by the unconsolidated property funds. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. Our operations in the property operations business segment are in North America (Mexico and the United States), Europe (properties are located in Belgium, the Czech Republic, France, Germany, Hungary, Italy, Poland, Spain and the United Kingdom and are generally pending contribution to a property fund or sale to a third party) and Asia (properties are located in China, Japan, Korea, and Singapore and are generally pending contribution to a property fund or sale to a third party).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

•	Fund management — representing the long-term investment management of unconsolidated property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise in our property operations segment for managing the properties owned by property funds in this segment, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom), and Asia (Japan).

•	CDFS business — primarily encompasses our development of properties that generally are either contributed to an unconsolidated property fund, in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to being contributed to a property fund. We engage in commercial mixed-use development activities generally with the intention of selling the land or completed projects to third parties. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains or losses on the disposition of land parcels when our development plans no longer include the parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, Sweden and the United Kingdom) and in Asia (China, Japan and Korea).
     We have other operating segments that do not meet the threshold criteria to disclose as a reportable segment, primarily the management of land subject to ground leases in the United States. Each ground lease is considered to be an individual operating segment.
     The assets of the CDFS business segment generally include properties under development, land held for development and our investments in and advances to CDFS joint ventures. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included in the income of the CDFS business segment. The assets of the fund management segment include our investments in and advances to the unconsolidated property funds.
     We present the operations and net gains and losses associated with properties sold to third parties generally as discontinued operations. In addition, as of June 30, 2006, we had 19 office, retail and industrial properties classified as assets held for sale, whose operations are included in discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 5.
     Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our total revenues; (ii) each reportable business segment’s net operating income from external customers to our earnings before minority interest; and (iii) each reportable business segment’s assets to our total assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our revenues, earnings before minority interest and assets, excluding discontinued operations, are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Property operations (1):
North America	$199,143	$126,162	$405,835	$254,037
Europe	5,623	1,559	13,938	2,741
Asia	8,282	2,740	10,872	4,885

Total property operations segment	213,048	130,461	430,645	261,663

Fund management (2):
North America	13,755	14,199	84,866	27,701
Europe	11,999	10,488	30,597	22,602
Asia	5,544	2,795	10,848	5,477

Total fund management segment	31,298	27,482	126,311	55,780

CDFS business (3):
North America	193,572	89,590	297,191	221,308
Europe	285,997	14,594	438,024	100,764
Asia	516	216,738	62,140	282,029

Total CDFS business segment	480,085	320,922	797,355	604,101

Total segment revenue	724,431	478,865	1,354,311	921,544
Other — North America	10,633	—	19,815	—
Reconciling item (4)	(45,942)	(10,736)	(110,479)	(22,964)

Total revenues	$689,122	$468,129	$1,263,647	$898,580

Net operating income (loss):
Property operations (5):
North America	$148,183	$92,139	$301,497	$184,326
Europe	3,512	965	9,233	876
Asia	7,539	1,950	9,706	3,632

Total property operations segment	159,234	95,054	320,436	188,834

Fund management (2):
North America	13,755	14,199	84,866	27,701
Europe	11,999	10,488	30,597	22,602
Asia	5,544	2,795	10,848	5,477

Total fund management segment	31,298	27,482	126,311	55,780

CDFS business (6)(7):
North America	63,343	21,180	98,153	49,349
Europe	64,395	4,097	96,508	17,826
Asia	490	49,343	10,140	61,767

Total CDFS business segment	128,228	74,620	204,801	128,942

Total segment net operating income	318,760	197,156	651,548	373,556
Other — North America	7,396	—	13,400	—
Reconciling items:
Earnings from other unconsolidated investees	3,216	137	3,677	178
General and administrative expenses	(38,787)	(24,109)	(72,575)	(48,043)
Depreciation and amortization expense	(69,818)	(41,425)	(142,111)	(82,895)
Merger integration and relocation expenses	(351)	(1,052)	(2,723)	(3,803)
Other expenses	(115)	(114)	(230)	(420)
Interest expense	(68,663)	(34,761)	(139,516)	(71,253)
Interest and other income, net	709	2,300	5,283	3,447

Total reconciling items	(173,809)	(99,024)	(348,195)	(202,789)

Total earnings before minority interest	$152,347	$98,132	$316,753	$170,767

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets:
Property operations (8):
North America	$7,863,170	$7,530,062
Europe	727,652	673,342
Asia	515,969	106,069

Total property operations segment	9,106,791	8,309,473

Fund management:
North America	422,548	368,206
Europe	313,675	283,435
Asia	122,229	103,679

Total fund management segment	858,452	755,320

CDFS business:
North America	1,285,617	1,142,319
Europe	1,177,810	1,062,338
Asia	610,022	535,190

Total CDFS business segment	3,073,449	2,739,847

Total segment assets	13,038,692	11,804,640

Other — North America	485,719	816,550
Reconciling items:
Investments in and advances to other unconsolidated investees	170,501	112,012
Cash and cash equivalents	314,041	203,800
Accounts receivable	21,196	38,864
Other assets	152,203	150,314
Discontinued operations — assets held for sale	128,434	—

Total reconciling items	786,375	504,990

Total assets	$14,310,786	$13,126,180

(1)	Includes rental income of our industrial and retail properties.

(2)	Includes fund management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investment in unconsolidated property funds.

(3)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on long-term notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures.

(4)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on long-term notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	Includes rental income less rental expenses of our industrial and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains or losses recognized on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on long-term notes receivable related to asset dispositions and our share of the earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

(7)	Excludes dispositions of CDFS business assets sold to third parties and presented as discontinued operations in our Consolidated Statements of Earnings and Comprehensive Income. See Note 5. Net gains of $10.0 million and $0.4 million were excluded for the three months ended June 30, 2006 and 2005, respectively, and net gains of $15.0 million and zero were excluded for the six months ended June 30, 2006 and 2005, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(8)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold of $2.3 billion and $1.4 billion as of June 30, 2006 and December 31, 2005, respectively.
12.	Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the six months ended June 30, 2006 and 2005 are as follows:
•	In connection with the purchase of the 80% ownership interests from our fund partner in Funds II-IV, we assumed $418.0 million of secured debt. See Note 3.

•	As partial consideration for properties we contributed to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 3.

•	We received $74.9 million and $34.1 million of equity interests in property funds from the contribution of properties to these property funds during the six months ended June 30, 2006 and 2005, respectively.

•	As partial consideration for certain property contributions, we received $1.9 million and $32.6 million in the form of notes receivable from ProLogis North American Properties Fund V in 2006 and 2005, respectively, ($1.9 million outstanding at June 30, 2006).

•	During the six months ended June 30, 2006, as partial consideration for the sale of a property, a third party assumed an outstanding mortgage note in the amount of $42.9 million.

•	We settled $6.5 million and $0.2 million of minority interest liabilities with the conversion of limited partnership units into 180,000 and 11,000 common shares during the six months ended June 30, 2006 and 2005, respectively.

•	We recognized net foreign currency translation adjustments of $34.7 million in gains and $53.2 million in losses during the six months ended June 30, 2006 and 2005, respectively.

•	We capitalized portions of the total cost of our share-based compensation awards of $1.8 million to the investment basis of our properties under development during both the six months ended June 30, 2006 and 2005.

•	During the six months ended June 30, 2006 and 2005, we assumed $81.7 million and $5.4 million, respectively, of secured debt and operating receivables of $19.0 million in 2006 in connection with the acquisition of properties.
     The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2006 and 2005 was $146.6 million and $80.7 million, respectively.
13.	Derivative Financial Instruments:
     We use derivative financial instruments as hedges to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
     The following table summarizes the activity in our derivative instruments for the six months ended June 30, 2006 (in millions):

	Foreign Currency	Foreign Currency	Interest
	Put Options(1)	Forward (2)	Rate Swaps(3)
New contracts	$173.2	$173.2	$250.0
Matured or expired contracts	(46.6)	(173.2)	—

Notional amounts at June 30, 2006	$126.6	$—	$250.0

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euro, pound sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. The notional amounts of the put option contracts represent the U.S. dollar equivalent of €30.0 million, £17.5 million and ¥6.7 billion at June 30, 2006.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds are recognized as a gain. On various put option contracts, we recognized net losses/expenses of $1.1 million for the six months ended June 30, 2006, which included mark-to-market losses of $0.7 million, and net gains of $2.4 million for the six months ended June 30, 2005, which included mark-to-market gains of $1.7 million.

(2)	The foreign currency forward contracts were designed to manage the foreign currency fluctuations of an intercompany loan denominated in pound sterling and allowed us to sell pound sterling at a fixed exchange rate to the U.S. dollar. We purchased and settled two forward contracts during the six months ended June 30, 2006. There were no forward contracts outstanding at June 30, 2006. We recognized a realized gain of $1.9 million on the settlement of the forward contracts for the six months ended June 30, 2006.

(3)	In June 2006, we entered into three forward-starting interest rate swap contracts with an aggregate notional amount of $250 million in anticipation of debt instruments forecasted to be issued. The contracts were designated as cash flow hedges. These contracts, which qualify for hedge accounting treatment, allow us to fix a portion of the interest rate associated with the debt instruments forecasted to be issued. At June 30, 2006, we recognized a $2.6 million increase in the value of these contracts in other comprehensive income in shareholders’ equity. We are hedging our exposure to the variability in future cash flows for the forecasted debt transactions.
     We will amortize approximately $1.6 million from other comprehensive income to interest expense in 2006 (including $0.8 million of expense that was amortized in the six months ended June 30, 2006) associated with previously settled contracts that have received hedge accounting treatment.
     We had no amounts related to hedge ineffectiveness recorded in results of operations during the six months ended June 30, 2006 and 2005.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of June 30, 2006 and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2006 and 2005 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of ProLogis’ management.
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
August 7, 2006

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
     Management’s Overview
     We are a self-administered and self-managed REIT that owns and manages a global network of real estate properties, primarily industrial distribution properties. The primary business drivers across the globe continue to be the need for greater distribution network efficiency and the growing shift to third-party logistics providers. Our focus on our customers’ expanding needs has enabled us to become a leading global provider of distribution space in three continents.
     Our business is organized into three reportable business segments: (i) property operations, (ii) fund management and (iii) corporate distribution facilities services and other real estate development business (“CDFS business”). The property operations segment represents the direct long-term ownership of industrial distribution and retail properties. This segment also includes the expenses related to the management and leasing of properties that we own and properties owned by the unconsolidated property funds. The fund management segment represents the long-term investment management of unconsolidated property funds and the properties they own. The CDFS business segment primarily encompasses our development or acquisition of properties that are rehabilitated or repositioned, which are generally contributed to an unconsolidated property fund in which we have an ownership interest and act as manager or sold to third parties.
     We generate and seek to increase revenues, earnings, funds from operations (“FFO”), as defined below, and cash flows through our segments primarily as follows:
     Property Operations Segment
•	We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in our industrial distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through increases in occupancy rates and rental rates in our properties. Our strategy is to achieve these increases primarily through continued focus on our customers’ global needs for distribution space in the three continents in which we operate and use of the ProLogis Operating System®, an organizational structure and service delivery system that we built around our customers and the selective acquisition of industrial distribution properties.

     Fund Management Segment
•	We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for property, asset management and other services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We also earn certain other fees for services provided to the property funds, such as acquisition, financing and development fees. We expect growth in income recognized to come from newly created property funds, as discussed below, growth in existing property funds, as well as increased fees and incentives. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to the leasing and property management efforts by our property operations segment.
     CDFS Business Segment
•	We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties to the property funds and from dispositions to third parties. In addition, we earn fees from our customers or other third parties for development activities that we provide on their behalf, recognize interest income on notes receivable related to asset dispositions, recognize net gains from the disposition of land parcels that no longer fit into our development plans and recognize our proportionate share of the income generated by development joint ventures in which we have an investment. We expect increases in this segment to come primarily from the continued development of high-quality industrial distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and other commercial development activities for development fees and sales to third parties.
     In September 2005, we completed a merger whereby Catellus Development Corporation was merged into one of our subsidiaries (the “Catellus Merger”). The total purchase price of $5.3 billion was financed through the issuance of 55.9 million ProLogis common shares, the assumption of $1.7 billion of liabilities and cash of $1.3 billion. We financed the cash portion through borrowings on a short-term bridge facility that has been fully repaid as of June 30, 2006.
Summary of the six months ended June 30, 2006
     The fundamentals of our business were strong in the first six months of 2006. We increased our total operating portfolio of industrial distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and CDFS joint ventures, to 374.3 million square feet at June 30, 2006 from 349.7 million square feet at December 31, 2005. The stabilized leased percentage (as defined below) was 95.2% at June 30, 2006, compared with 94.5% at December 31, 2005. We increased our same store net operating income (as defined below) by 3.5% in the first half of 2006 over the same period in 2005. Our same store average occupancy increased by 3.4% for the six months ended June 30, 2006 as compared to 2005. Same store rent growth was a positive 0.2% in the first half of 2006, compared with a negative 2.4% in the same period in 2005.
     We increased our earnings from the fund management segment to $126.3 million for the six months ended June 30, 2006 from $55.8 million for the same period in 2005. The increase was due to the acquisition of ProLogis North American Properties Funds II, III and IV and subsequent contribution to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), as discussed below, as well as an increase in the properties managed by us on behalf of the property funds.
     Net operating income of the CDFS business segment increased 58.8% in the six months ended June 30, 2006 as compared to the same period in 2005, primarily due to increased levels of dispositions brought about by increased development activity, earnings from CDFS joint ventures, development fees and interest income due in part to activities acquired in the Catellus Merger, as well as the recognition of previously deferred proceeds from contributions. During the six months ended June 30,

2006, we started development on projects with a total expected cost at completion of $1.4 billion and completed development projects at a total cost of $1.0 billion. This compares with the same period in 2005 when we also started development projects with a total expected cost at completion of $1.4 billion and completed development projects at a total cost of $710.0 million. We believe the strong development activity, along with the access to capital through the property funds and positive leasing activity will continue to support increased contribution activity to the unconsolidated property funds.
Key Transactions during the six months ended June 30, 2006
•	During the first half of 2006, we generated net proceeds of $738.9 million from contributions and sales of CDFS assets, excluding discontinued operations. This includes our first contribution of assets to the ProLogis Japan Properties Fund II in the first quarter of 2006, which was formed in late 2005 and in which we have a 20% ownership interest.

•	During the six months ended June 30, 2006, we acquired 7.6 million square feet of operating properties with a total expected investment of $433.2 million, primarily to be rehabilitated and/or repositioned for future contribution to an unconsolidated property fund.

•	During the six months ended June 30, 2006, we disposed of 41 CDFS and non-CDFS properties to third parties, which are included in discontinued operations and generated net proceeds of $449.2 million and resulted in the recognition of $65.6 million of gains.

•	Included in our earnings from CDFS joint ventures in the second quarter of 2006 is income of $27.0 million, representing our proportionate share of the earnings of a CDFS joint venture, “LAAFB JV”. As our investment in LAAFB JV is held in a taxable subsidiary that was acquired in the Catellus Merger, we also recognized the associated current income tax expense of $11.9 million. The LAAFB JV was formed by Catellus to redevelop a U.S. Air Force base in Los Angeles, California in exchange for land parcels and certain rights to receive tax increment financing (“TIF”) proceeds over a period of time. During the second quarter of 2006, LAAFB JV completed the Air Force facilities. In accordance with SFAS No. 153 (see Note 1 to the Consolidated Financial Statements in Item 1), LAAFB JV recognized income to the extent the estimated fair value of the assets received exceeded the cost basis of the facilities transferred to the U.S. Air Force. The LAAFB JV has an agreement to sell the land received in this transaction. The partnership will be substantially complete with its operations when the land is sold and all TIF proceeds have been received, which we currently estimate will occur in 2006.

•	In February 2006, we formed the North American Industrial Fund, which will primarily own recently developed industrial distribution properties in the United States and Canada.

•	On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (“Funds II-IV”) from our fund partner. In March 2006, we contributed substantially all of the assets and associated liabilities we obtained in this acquisition to the North American Industrial Fund. In connection with this transaction, we recognized: (i) our proportionate share of the gain on termination of Funds II-IV of $37.1 million; (ii) an incentive return fee of $22.0 million due to certain return levels achieved by our fund partner, and (iii) $12.5 million of disposition proceeds that had previously been deferred. These amounts are net of an aggregate $17.9 million, which was deferred due to our continuing 20% ownership in the North American Industrial Fund.

•	In June 2006, we increased our borrowing capacity on our global senior credit facility (“Global Line”) from $2.6 billion to $3.4 billion.

•	On March 27, 2006 we issued $850.0 million of senior notes and used the proceeds to repay borrowings under the short-term bridge facility that was used to fund the Catellus Merger and borrowings under our Global Line.

     Results of Operations
Six Months Ended June 30, 2006 and 2005
     Net earnings attributable to common shares were $351.6 million and $132.2 million for the six months ended June 30, 2006 and 2005, respectively. Basic and diluted net earnings attributable to common shares was $1.44 and $1.39 per share, respectively, for the six months ended June 30, 2006 and $0.71 and $0.69 per share, respectively, for the six months ended June 30, 2005. The increase in net earnings in 2006 over 2005 is primarily due to the termination of Funds II-IV, increased income from the CDFS business segment, (including gains on dispositions, development management fees, interest income and earnings from CDFS joint ventures), improved property operating performance, and gains on dispositions of assets to third parties. Many of the increases in earnings were driven by the Catellus Merger.
Portfolio Information
     In the discussion that follows, we present the results of operations by reportable business segment. See Note 11 to our Consolidated Financial Statements in Item 1 for further description of our segments. The following table summarizes our total operating portfolio of industrial and retail properties, excluding properties under development, and including properties owned by us (including properties that were developed or acquired in the CDFS business segment and are pending contribution), the property funds and CDFS joint ventures (square feet in thousands):

	June 30, 2006		December 31, 2005		June 30, 2005
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations	1,462	197,351	1,461	186,663	1,242	136,191
Fund management	803	172,636	752	159,769	731	157,089
CDFS business	26	4,303	23	3,283	18	1,779

Totals	2,291	374,290	2,236	349,715	1,991	295,059

     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 95.2% leased at June 30, 2006, 94.5% leased at December 31, 2005 and 92.8% leased at June 30, 2005. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.
Same Store Analysis
     We evaluate the operating performance of the properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly and indirectly, by the property funds and by the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for the full quarter in which it was disposed and the corresponding period of the prior year. The same store portfolio aggregated 273.7 million square feet at June 30, 2006 and included only industrial distribution properties.
     Same store results were as follows:
•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 3.5% for the six months ended June 30, 2006 over the same period in 2005, due to a 3.2% increase in rental income partially offset by a 2.4% increase in rental expenses.

•	Average occupancy in the same store portfolio increased 3.4% for the six months ended June 30, 2006 over the same period in 2005.

•	The same store portfolio’s rental rates, associated with leasing activity for space that has been previously leased by us, increased for the six months ended June 30, 2006 by 0.2% over the same period in 2005.
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
     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $2.4 million and $8.0 million for the six months ended June 30, 2006 and 2005, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.
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
Operational Outlook
     Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. During 2006, leasing activity has continued to improve with our stabilized portfolio 95.2% leased at June 30, 2006. Market rental rates are beginning to increase in most of our markets. As a result, we have experienced positive rental rate growth or only modestly negative rental rate growth over the past several quarters and we expect to continue to see increasing rents. Growth in global trade continues to support strong market fundamentals, which in turn, supports the acceleration of leasing activity in our global development pipeline. We executed 53.6 million square feet of leases during the six months ended June 30, 2006, an increase of 21% over the same period in 2005. We expect absorption of available space to continue to be strong throughout 2006. An important fundamental to our long term growth is repeat business with our global customers. Approximately half of the leases in our newly developed space continue to be with repeat customers.
Property Operations Segment
     The net operating income of the property operations segment consists of rental income and rental expenses from the industrial distribution and retail operating properties that we directly own. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in rental expenses in the property operations segment. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 11 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest. The net operating income from the property operations segment, excluding rental income and rental expenses associated with the industrial distribution and retail properties that are presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Rental income	$213,048	$130,461	$430,645	$261,663
Rental expenses	53,814	35,407	110,209	72,829

Total property operations segment	$159,234	$95,054	$320,436	$188,834

     The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses for each period. Rental income includes net termination and renegotiation fees and rental expense recoveries of $88.9 million and $50.9 million for the six months ended June 30, 2006 and 2005, respectively.
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
     The net operating income from the fund management segment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Earnings from property funds (1):
North American property funds (2)	$13,755	$14,199	$84,866	$27,701
ProLogis European Properties Fund (3)	11,999	10,488	30,597	22,602
Japan property funds (4)	5,544	2,795	10,848	5,477

Total fund management segment	$31,298	$27,482	$126,311	$55,780

(1)	The earnings from the property funds include fees and incentives earned by us for providing services to the property funds. Fees earned for providing services to the property funds for other than property management and asset management services can fluctuate from period to period. The costs of the property management function for the properties owned by the property funds are reported in the property operations segment and the costs of the fund management function are included in general and administrative expenses.

(2)	Represents the income earned by us from our investments in property funds in North America. We had interests in 13 and 15 funds at June 30, 2006 and 2005, respectively. Our ownership interests ranged from 11.2% to 50.0% at June 30, 2006. With respect to the income from these funds, fluctuations between periods in the amount that we recognize under the equity method are generally due to the number of property funds, the number of properties owned by the property funds, occupancy levels, the amount of termination and renegotiation fees earned by the property funds and fluctuations in fees and incentives for providing additional services. These property funds on a combined basis owned 803 and 731 properties at June 30, 2006 and 2005, respectively.

In January 2006, we purchased the 80% ownership interests from our fund partner in Funds II-IV and subsequently contributed substantially all of the assets and associated liabilities to the North American Industrial Fund. In connection with this transaction, we earned an incentive return of $22.0 million and recognized $37.1 million in income, representing our proportionate share of the net gain recognized by Funds II-IV upon termination. These assets were recorded by the North American Industrial Fund at fair value, which resulted in additional depreciation expense and decreased net income in 2006 over 2005 in the funds.

(3)	ProLogis European Properties Fund has continued to acquire properties, primarily from us, and increase its portfolio size since it began operations. This property fund owned 281 and 235 properties at June 30, 2006 and 2005, respectively. Our ownership interest in ProLogis European Properties Fund was 20.6% at both June 30, 2006 and 2005. The fluctuations in income recognized from our ownership interest in this property fund, in any given period, are primarily the result of the following factors: (i) the size of the portfolio and occupancy levels in each period; (ii) increases in the fees earned for services provided to the property fund due to the increase in the number of properties managed; (iii) higher interest costs associated with the higher debt levels that primarily result from the use of debt to acquire the additional properties; (iv) professional fees related to the review of liquidity alternatives for the property fund; (v) changes in our ownership interest in each year; (vi) fluctuations in income tax expense; and (vii) variances in the average foreign currency exchange rate at which we translate our share of the net earnings of the property fund to U.S. dollars.

(4)	Amounts represent our investments in two property funds in Japan. ProLogis Japan Properties Fund I has increased its portfolio to 18 properties at June 30, 2006 from 16 properties at June 30, 2005. Our ownership interest in ProLogis Japan Properties Fund I has been 20.0% since inception. The increases in the amounts recognized under the equity method from our ownership in this property fund are due primarily to the growth in the portfolio over the three years, as well as variances in the average foreign currency exchange rate at which we translate our share of the net earnings of the property fund to U.S. dollars. In September 2005, we formed a second fund in Japan, ProLogis Japan Properties Fund II. Our ownership interest in ProLogis Japan Properties Fund II was 20% at June 30, 2006. During the six months ended June 30, 2006, we made our first contribution of a property to this fund, which did not own any properties in 2005, and the fund acquired six properties from third parties.
CDFS Business Segment
     Net operating income from the CDFS business segment consists primarily of: (i) gains and losses resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to rehabilitate and/or reposition; (ii) gains and losses from the dispositions of land parcels; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with the potential acquisition of CDFS business assets and land holding costs. See Note 11 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.
     For the six months ended June 30, 2006, our net operating income in this segment was $204.8 million, as compared to $128.9 million for the same period in 2005, an increase of $75.9 million, or 58.8% (an increase of $90.9 million or 70.5% when the gains from CDFS business transactions recognized as discontinued operations are included). In 2006, 47.9% of the net operating income of this operating segment was generated in North America, 47.1% was generated in Europe and 5.0% was generated in Asia.

     The CDFS business segment’s net operating income includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
CDFS transactions:
Disposition proceeds, prior to deferral (1)	$442,594	$332,391	$758,381	$626,240
Proceeds deferred and not recognized (2)	(10,317)	(14,396)	(33,926)	(25,654)
Recognition of previously deferred amounts (2)	1,577	—	14,409	—
Cost of CDFS dispositions (1)	(348,552)	(245,047)	(586,838)	(472,297)

Net gains	85,302	72,948	152,026	128,289
Development management and other income (3)	11,258	3,195	15,426	3,326
Interest income on long-term notes receivable (4)	4,286	—	9,322	—
Net earnings (losses) from CDFS joint ventures (5)	30,688	(268)	33,744	189
Other expenses and charges (6)	(3,306)	(1,255)	(5,717)	(2,862)

Total CDFS business segment	$128,228	$74,620	$204,801	$128,942

CDFS transactions recognized as discontinued operations (7):
Disposition proceeds	$57,686	$6,834	$105,451	$9,769
Cost of dispositions	(47,715)	(6,414)	(90,461)	(9,788)

Net CDFS gains (losses) in discontinued operations	$9,971	$420	$14,990	$(19)

(1)	During the six months ended June 30, 2006, we contributed 36 buildings to the property funds (16 in North America, 19 in Europe and one in Japan) generating a net gain of $123.1 million, compared with 25 buildings contributed during the same period in 2005 (18 in North America, five in Europe and two in Japan) generating a net gain of $120.0 million. In addition, we recognized net gains of $14.5 million and $8.3 million from the disposition of land parcels during the six months ended June 30, 2006 and 2005, respectively.

(2)	When we contribute a property to a property fund in which we have an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution, based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the property fund that acquires the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the respective property fund. We adjust our proportionate share of earnings or losses that we recognize under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

When a property that we originally contributed to a property fund is disposed of to a third party by the property fund, we recognize in earnings the net amount of proceeds we had previously deferred in the period that the disposition to the third party occurs, in addition to our proportionate share of the net gain or loss recognized by the property fund. Further, during periods when our ownership interest in a property fund decreases, we recognize gains to the extent that previously deferred proceeds are recognized to coincide with our new ownership interest in the property fund, including $12.5 million related to the termination of Funds II-IV recognized in the first quarter of 2006.
(3)	Amounts include fees we earned for the performance of development activities. The increase in 2006 is due primarily to development management activities undertaken since the Catellus Merger and increased development management activity in Europe.

(4)	Amount in 2006 represents interest income earned on notes receivable related to previous property sales that were acquired in the Catellus Merger.

(5)	Represents the net earnings we recognized under the equity method from our investments in CDFS joint ventures. The increase in 2006 is due primarily to earnings recognized in our investments in joint ventures acquired in connection with the Catellus Merger. During the second quarter of 2006, we recognized $27.0 million, representing our proportionate share of the earnings of the LAAFB JV, as discussed earlier.
(6)	Includes land holding costs and charges for previously capitalized pursuit costs related to potential CDFS business segment projects when the acquisition is no longer probable.

(7)	Includes five CDFS business properties aggregating 0.6 million square feet and two CDFS business properties aggregating 0.2 million square feet that were sold to third parties during the six months ended June 30, 2006 and 2005, respectively, that met the criteria to be presented as discontinued operations.
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
Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $72.6 million and $48.0 million for the six months ended June 30, 2006 and 2005, respectively. Fluctuations in general and administrative expenses are influenced by the various business initiatives we are undertaking in a given period. The increase in general and administrative expenses in 2006 over 2005 is primarily due to the overall growth of the company resulting from the continuing international expansion of our operating platform, the Catellus Merger and the formation of additional property funds.
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
     Depreciation and Amortization
     Depreciation and amortization expenses were $142.1 million and $82.9 million for the six months ended June 30, 2006 and 2005, respectively. The increase in 2006 over 2005 is due primarily to the increased level of real estate assets and intangible lease assets acquired in the Catellus Merger and other acquisitions and, to a lesser extent, improvements made to the properties in our property operations segment.
     Merger Integration and Relocation Expenses
     Merger integration costs are indirect costs associated with the Catellus Merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the merger. The relocation expenses relate to the move of our corporate headquarters in the first quarter of 2006 and the relocation of our information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado in the first quarter of 2005. As of June 30, 2006, we have incurred substantially all of these costs.

     Interest Expense
     The following table presents the components of interest expense (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Gross interest expense	$190,146	$96,299
Amortization of premium, net	(6,464)	(194)
Amortization of deferred loan costs	2,540	2,729

Interest expense before capitalization	186,222	98,834
Less: capitalized amounts	(46,706)	(27,581)

Net interest expense	$139,516	$71,253

     The increase in interest expense for the six months ended June 30, 2006 as compared with the same period in 2005, is due to increases in our borrowings, primarily as a result of the Catellus Merger, our increased investments in property funds and CDFS joint ventures, individual and portfolio acquisitions and increased development activity, offset somewhat by a decrease in our weighted average interest rates and additional capitalized interest. The increase in capitalized interest for the six months ended June 30, 2006, as compared with the same period in 2005, is due to the significant increase in our development activities.
     Foreign Currency Exchange Gains, Net
     We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed a permanent source of capital to the subsidiary or investee. If the intercompany debt is deemed not permanent in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to a portion of our projected net operating income from our operations in Europe and Japan. See Note 13 to our Consolidated Financial Statements in Item 1.
     Generally, the amount of net foreign currency exchange gains or losses recognized in results of operations is a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are parties to the debt agreements. The net foreign currency exchange amounts recognized in our results of operations were as follows (in thousands):

	Six Months Ended
	June 30,
	2006	2005
(Losses) gains from remeasurement of third party and certain intercompany debt, net (1)	$(213)	$891
Gains from the settlement of third party and certain intercompany debt, net(1)	7,032	574
Transaction losses, net	(279)	(286)
Derivative financial instruments (2):
Expense associated with contracts settled during the period	(457)	—
Mark-to-market (losses) gains on outstanding contracts, net	(690)	1,698
Gains realized at settlement of contracts (1)	1,854	704

Totals	$7,247	$3,581

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in results of operations as a realized gain or loss in the period that the settlement occurs. During 2006, we recognized a gain of $7.0 million due to the settlement of an intercompany loan denominated in British pound sterling and a realized gain of $1.9 million associated with two contracts that settled during the period.

(2)	We enter into foreign currency put option contracts related to our operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and we mark the derivative to market as of the end of each subsequent reporting period and the related gains or losses are recorded in our earnings. Upon settlement of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a realized gain. We recognized a mark-to-market loss of $0.7 million associated with the contracts outstanding at June 30, 2006. Eight contracts expired during the first six months of 2006, resulting in expenses of $0.5 million.
     Income Taxes
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. Certain of our consolidated subsidiaries in the United States are subject to federal income taxes and we are taxed in certain states in which we operate. In addition, the foreign countries where we have operations do not recognize REITs under their respective tax laws. Accordingly, we recognize income taxes for these jurisdictions, as appropriate.
     Current income tax expense is generally a function of the level of income recognized by our taxable subsidiaries operating primarily in the CDFS business segment, state income taxes, taxes incurred in foreign jurisdictions and interest associated with our income tax liabilities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to certain contributions to property funds.
     In connection with the Catellus Merger and in accordance with purchase accounting, we recorded all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, we recognized the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair values of these assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability.
     During the six months ended June 30, 2006 and 2005, our current income tax expense was $41.1 million and $4.8 million, respectively. The increase in 2006 over 2005 is due primarily to; (i) increased CDFS disposition income that is taxable in foreign jurisdictions; (ii) increased earnings from our investments in CDFS joint ventures, including LAAFB JV which is discussed earlier, and increased development management fees within our taxable subsidiaries; and (iii) increased interest charges due to the increase in income tax liabilities as a result of the Catellus Merger.
     Discontinued Operations
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as discontinued operations in the statements of earnings. From time to time, we dispose of properties to third parties that are included in our property operations segment. The results of operations for these properties, as well as the gain or loss recognized upon disposition, are included in discontinued operations. In addition, as of June 30, 2006, we had 19 office, retail and industrial properties classified as held for sale and therefore, the results of operations of those properties are also included in discontinued operations. See Note 5 to our Consolidated Financial Statements in Item 1.

Three Months Ended June 30, 2006 and 2005
     The changes in net earnings attributable to common shares and its components for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 are similar to the changes for the six-month periods ended on the same dates, other than the items related to the termination of Funds II-IV as discussed earlier.
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
     Our credit facilities, primarily the Global Line, provide liquidity and financial flexibility, which allows us to efficiently respond to market opportunities and execute our business strategy. Regular repayments of our credit facilities are necessary to allow us to maintain adequate liquidity. We anticipate future repayments of the borrowings under our credit facilities will be funded primarily through the proceeds from future property contributions and dispositions and from proceeds generated by future issuances of debt or equity securities, depending on market conditions.
     In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for 2006 and future years:
•	Development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	Acquisitions of properties in the CDFS business segment;

•	Acquisitions of land for future development in the CDFS business segment;

•	Direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment; and

•	Scheduled principal and interest payments and repayment of debt that is scheduled to mature.
     We expect to fund cash needs for 2006 and future years primarily with cash from the following sources, all subject to market conditions:

•	property operations;

•	proceeds from the contributions of properties to property funds;

•	proceeds from the sale of certain properties, including properties acquired in the Catellus Merger that are classified as held for sale;

•	proceeds from the disposition of land parcels and properties to third parties;

•	utilization of the Global Line or other credit facilities;

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans.
     On March 27, 2006, we issued $450.0 million of 5.5% senior notes due April 1, 2012 and $400.0 million of 5.75% senior notes due April 1, 2016. We used the net proceeds to repay short-term borrowings under the bridge facility used in the Catellus Merger and the Global Line.
     In July 2006, we completed the exchange and registration of senior notes that were issued in a private placement in November 2005.
     We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009 aggregating approximately $1.5 billion from third party investors, of which $1.2 billion was unfunded at June 30, 2006. We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico to ProLogis North American Properties Fund V prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006. During the six months ended June 30, 2006, we contributed 18 buildings to ProLogis North American Properties Fund V. We estimate our remaining commitment under this arrangement to be approximately $200.0 million at June 30, 2006.
     We are committed to offer to contribute all of our stabilized development properties available in Japan to ProLogis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has an equity commitment of $600 million from our fund partner, which expires in August 2008 and of which $505.2 million was unfunded at June 30, 2006.
     We are committed to offer to contribute all of the properties that we develop and stabilize in specified markets in Europe to ProLogis European Properties Fund, subject to the property meeting certain leasing and other criteria, as long as the property fund has capital to invest. All subscription agreements from investors in this property fund were fully drawn at June 30, 2006. The property fund has approximately €160 million (the equivalent of approximately $203 million) of borrowing capacity under its existing revolving credit facility, as of June 30, 2006, and is allowed to increase its debt to 50% of the current value of its real estate holdings, under its management regulations. In accordance with the governing documents of the ProLogis European Properties Fund, we are currently exploring liquidity alternatives for the fund.
     These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt or equity capital to acquire the properties that we expect to offer to contribute during 2006. Should the property funds choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.

     There can be no assurance that if these property funds do not continue to acquire the properties that we have available, that we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.
     In connection with the Catellus Merger, we acquired investments in office and hotel properties. Our long-term investment objectives do not include investments in these sectors. As such, we have and will continue to dispose of these assets as market conditions and other business considerations allow. We expect to utilize the sales proceeds to fund our development and acquisition of industrial and retail properties, which will be contributed to unconsolidated property funds or held for long-term investment in our property operations segment.
Cash Provided by Operating Activities
     Net cash provided by operating activities was $348.3 million and $256.4 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by operating activities in 2006 over 2005 is due to the increase in earnings, which is more fully discussed above. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
Cash Investing and Cash Financing Activities
     For the six months ended June 30, 2006 and 2005, investing activities used net cash of $1.0 billion and $542.3 million, respectively. The net cash used is summarized as follows:
•	Investments in real estate (both acquisition and development expenditures), as well as recurring capital expenditures, tenant improvements and lease commissions on previously leased space required cash of $1.9 billion during the six months ended June 30, 2006 and $1.1 billion for the same period in 2005. At June 30, 2006, we had 103 properties aggregating 28.4 million square feet under development, with a total expected investment of $2.1 billion.

•	Invested net cash in unconsolidated investees of $83.8 million (primarily a preferred investment in a subsidiary of ProLogis North American Properties Fund V) and $40.7 million during the six months ended June 30, 2006 and 2005, respectively.

•	Generated net cash from contributions and dispositions of properties and land parcels of $1.2 billion and $576.0 million during the six months ended June 30, 2006 and 2005, respectively.

•	Invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in Funds II-IV during the first quarter of 2006.

•	Generated net cash proceeds from payments on notes receivable related to dispositions of assets of $59.8 million and $60.0 million during the six months ended June 30, 2006 and 2005, respectively.
     For the six months ended June 30, 2006 and 2005, financing activities provided net cash of $791.7 million and $206.4 million, respectively, as summarized below.
•	Received net proceeds of $851.2 million from the issuance of the senior notes in 2006. Received net proceeds on all other debt of $136.5 million for the six months ended June 30, 2006 and $336.2 million for the corresponding period in 2005.

•	Distributions paid to holders of common shares were $195.7 million and $137.9 million during the six months ended June 30, 2006 and 2005, respectively. Minority interest redemptions and distributions were $8.4 million and $4.3 million for the six months ended June 30, 2006 and 2005, respectively. Dividends paid on preferred shares were $12.7 million for both the six months ended June 30, 2006 and 2005.

•	Generated net proceeds from sales and issuances of common shares of $26.1 million and $25.1 million for the six months ended June 30, 2006 and 2005, respectively.

Borrowing Capacities
     In June 2006, we increased our borrowing capacity on our Global Line to $3.4 billion from $2.6 billion. At June 30, 2006, we had outstanding borrowings under our credit facilities, including the Global Line, of $2.3 billion and $115.4 million letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of $1.1 billion.
Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $1.2 billion at June 30, 2006, of which $0.9 billion relates to our investments in the property funds. Summarized financial information for the unconsolidated property funds (for the entire entity, not our proportionate share) at June 30, 2006 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership %
ProLogis California	$612.7	$327.5	50.0
ProLogis North American Properties Fund I	336.1	242.3	41.3
ProLogis North American Properties Fund V(1)	1,558.8	770.5	11.2
ProLogis North American Properties Fund VI	511.3	307.0	20.0
ProLogis North American Properties Fund VII	383.7	229.1	20.0
ProLogis North American Properties Fund VIII	192.6	112.0	20.0
ProLogis North American Properties Fund IX	193.4	122.9	20.0
ProLogis North American Properties Fund X	216.9	135.0	20.0
ProLogis North American Properties Fund XI	231.0	66.4	20.0
ProLogis North American Industrial Fund	925.8	552.8	20.0
ProLogis European Properties Fund	4,730.2	2,272.0	20.6
ProLogis Japan Properties Fund I	1,255.9	549.5	20.0
ProLogis Japan Properties Fund II	394.9	162.6	20.0

Total property funds	$11,543.3	$5,849.6

(1)	As of June 30, 2006, we had guaranteed $86.1 million of borrowings that ProLogis North American Properties Fund V had outstanding on a term loan. On August 4, 2006, ProLogis North American Properties Fund V repaid these borrowings with proceeds from the issuance of secured debt that is not guaranteed by ProLogis. We do not have any other outstanding guarantees on any debt of the unconsolidated property funds.
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
     In December 2005, our Board of Trustees (the “Board”) approved an increase in the annual distribution for 2006 from $1.48 to $1.60 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.40 per common share for the first quarter of 2006 was declared on February 1, 2006 and paid on February 28, 2006 to holders of common shares on February 15, 2006. A distribution of $0.40 per common share for the second quarter of 2006 was declared on May 1, 2006 and paid on May 31, 2006 to holders of common shares on May 16, 2006.
     At June 30, 2006, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.

     Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
     Other Commitments
     At June 30, 2006, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately 7.5 million square feet at an estimated total acquisition cost of approximately $460.0 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.
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
     Our defined FFO measure excludes the following items from net earnings computed under GAAP that are not excluded in the NAREIT defined FFO measure:
(i)	deferred income tax benefits and deferred income tax expenses recognized by our subsidiaries;

(ii)	current income tax expense related to acquired tax liabilities that were recorded as deferred tax liabilities in an acquisition, to the extent the expense is offset with a deferred income tax benefit in GAAP earnings that is excluded from our defined FFO measure;

(iii)	certain foreign currency exchange gains and losses resulting from certain debt transactions between us and our foreign consolidated subsidiaries and our foreign unconsolidated investees;

(iv)	foreign currency exchange gains and losses from the remeasurement (based on current foreign currency exchange rates) of certain third party debt of our foreign consolidated subsidiaries and our foreign unconsolidated investees; and

(v)	mark-to-market adjustments associated with derivative financial instruments utilized to manage foreign currency risks.
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
     While we believe our defined FFO measure is an important supplemental measure, neither NAREIT’s nor our measure of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:
•	The current income tax expenses that are excluded from our defined FFO measure represent taxes that are payable.

•	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of distribution properties are not reflected in FFO.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from our defined FFO measure result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measure does not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from our defined FFO measure are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measure is limited in that it does not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.
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
     FFO attributable to common shares as defined by us was $454.2 million and $236.8 million for the six months ended June 30, 2006 and 2005, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2006	2005
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$351,556	$132,243
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	137,296	79,532
Additional CDFS proceeds recognized	466	—
Gains recognized on dispositions of certain non-CDFS business assets, net	(13,709)	—
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets, net	(50,651)	(2,207)
Real estate related depreciation and amortization	3,192	3,655

Totals discontinued operations	(47,459)	1,448
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	29,824	26,351
Gains on dispositions of non-CDFS business assets	(111)	(336)
Other amortization items	(12,132)	(2,457)

Totals unconsolidated investees	17,581	23,558

Totals NAREIT defined adjustments	94,175	104,538

Subtotals — NAREIT defined FFO	445,731	236,781
Add (deduct) our defined adjustments:
Foreign currency exchange expenses / losses (gains), net	927	(3,162)
Deferred income tax expense	5,582	2,821
Current income tax expense	4,724	—
Reconciling items attributable to discontinued operations:
Assets disposed of — deferred income tax benefit	—	(213)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange gains, net	(1,013)	(550)
Deferred income tax (benefit) expense	(1,742)	1,090

Totals unconsolidated investees	(2,755)	540

Totals our defined adjustments	8,478	(14)

FFO attributable to common shares as defined by us	$454,209	$236,767

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of June 30, 2006, no material changes had occurred in our interest rate risk or foreign currency risk as discussed in our 2005 Annual Report on Form 10-K. Also, see Note 13 to our Consolidated Financial Statements in Item 1 for information related to instruments that we utilize to manage certain of these risks.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1A. Risk Factors
     As of June 30, 2006, no material changes had occurred in our risk factors as discussed in our 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders on May 26, 2006, our shareholders elected the following Trustees to office to serve until the annual meeting of shareholders in the year 2007 (of the total 244,563,822 common shares outstanding on the record date of March 16, 2006, 219,425,454 common shares were voted at the meeting), as follows:

Trustee Name	Votes For	Shares Withheld
K. Dane Brooksher	214,475,265	4,950,189
Stephen L. Feinberg	213,680,333	5,745,121
George L. Fotiades	207,732,215	11,693,239
Christine N. Garvey	217,743,128	1,682,326
Donald P. Jacobs	216,666,470	2,758,984
Walter C. Rakowich	214,702,619	4,722,835
Nelson C. Rising	214,873,945	4,551,509
Jeffrey H. Schwartz	215,646,136	3,779,318
D. Michael Steuert	217,577,342	1,848,112
J. Andre Teixeira	217,578,324	1,847,130
William D. Zollars	160,349,827	59,075,627
Andrea M. Zulberti	217,609,090	1,816,364
     In addition, at the May 26, 2005 annual meeting, ProLogis’ shareholders approved the ProLogis 2006 Long-Term Incentive Plan. There were 173,107,967 common shares in favor, 30,918,787 common shares against, 1,306,208 common shares abstaining from the proposal and 14,092,492 common shares representing broker non-votes.
     Also at the annual meeting, ProLogis’ shareholders approved the audit committee’s engagement of KPMG LLP as the Company’s independent auditors for 2006. There were 215,566,711 common shares in favor, 2,652,945 common shares against and 1,205,798 common shares abstaining from the proposal.
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

Date: August 8, 2006

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