Form 10-Q
period 2006-09-30
PROLOGIS
filed 2006-11-08
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common shares as of November 2, 2006 was 247,446,519.

PROLOGIS
INDEX

			Page
			Number(s)
PART I.	Financial Information
	Item 1.	Financial Statements:
		Consolidated Statements of Earnings and Comprehensive Income – Three and Nine Months ended September 30, 2006 and 2005	3
		Consolidated Balance Sheets –September 30, 2006 and December 31, 2005	5
		Consolidated Statements of Cash Flows – Nine Months ended September 30, 2006 and 2005	6
		Notes to Consolidated Financial Statements	7
		Report of Independent Registered Public Accounting Firm	27
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
	Item 4.	Controls and Procedures	46
PART II.	Other Information
	Item 1.	Legal Proceedings	46
	Item 1A.	Risk Factors	47
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
	Item 3.	Defaults Upon Senior Securities	47
	Item 4.	Submission of Matters to a Vote of Security Holders	47
	Item 5.	Other Information	47
	Item 6.	Exhibits	47
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges
KPMG LLP Awareness Letter
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$237,521	$144,965	$683,429	$401,490
CDFS dispositions proceeds	311,840	355,524	1,050,704	956,110
Property management and other fees and incentives	20,421	17,321	79,318	50,326
Development management and other income	11,099	9,254	26,525	12,580

Total revenues	580,881	527,064	1,839,976	1,420,506

Expenses:
Rental expenses	59,753	36,866	175,399	108,578
Cost of CDFS dispositions	234,216	290,658	821,054	762,955
General and administrative	37,787	24,688	110,362	72,731
Depreciation and amortization	70,964	45,215	211,782	126,919
Merger integration and relocation expenses	—	8,534	2,723	12,337
Other expenses	2,977	3,030	8,924	6,312

Total expenses	405,697	408,991	1,330,244	1,089,832

Operating income	175,184	118,073	509,732	330,674

Other income (expense):
Earnings from unconsolidated property funds	11,215	12,217	78,629	34,992
Earnings from CDFS joint ventures and other unconsolidated investees	9,590	301	47,011	668
Interest expense	(77,417)	(42,549)	(216,933)	(113,803)
Interest income on long-term notes receivable	3,914	841	13,236	841
Interest and other income, net	5,313	3,210	10,596	6,657

Total other income (expense)	(47,385)	(25,980)	(67,461)	(70,645)

Earnings before minority interest	127,799	92,093	442,271	260,029
Minority interest	(565)	(1,327)	(2,541)	(3,929)

Earnings before certain net gains	127,234	90,766	439,730	256,100
Gains recognized on dispositions of certain non-CDFS business assets, net	—	—	13,709	—
Foreign currency exchange gains, net	9,202	4,742	16,449	8,323

Earnings before income taxes	136,436	95,508	469,888	264,423

Income taxes:
Current income tax expense	34,824	2,435	75,913	7,185
Deferred income tax (benefit) expense	(22,362)	5,369	(16,780)	8,190

Total income taxes	12,462	7,804	59,133	15,375

Earnings from continuing operations	123,974	87,704	410,755	249,048
(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Discontinued operations:
Income attributable to disposed properties and assets held for sale	4,111	5,017	15,953	11,586
Losses related to temperature-controlled distribution assets	—	—	—	(25,150)
Gains recognized on dispositions:
Non-CDFS business assets	29,386	36,633	80,037	38,840
CDFS business assets	15,188	6,402	30,178	6,383

Total discontinued operations	48,685	48,052	126,168	31,659

Net earnings	172,659	135,756	536,923	280,707
Less preferred share dividends	6,354	6,354	19,062	19,062

Net earnings attributable to common shares	166,305	129,402	517,861	261,645
Other comprehensive income items:
Foreign currency translation gains (losses)	17,106	(13,055)	50,761	(45,998)
Unrealized gains (losses) on derivative contracts, net	(17,447)	15,594	(15,080)	7,827

Comprehensive income	$165,964	$131,941	$553,542	$223,474

Weighted average common shares outstanding — Basic	245,460	196,323	244,918	189,768

Weighted average common shares outstanding — Diluted	256,233	206,760	255,559	200,022

Net earnings per share attributable to common shares — Basic:
Continuing operations	$0.48	$0.42	$1.59	$1.21
Discontinued operations	0.20	0.24	0.52	0.17

Net earnings per share attributable to common shares — Basic	$0.68	$0.66	$2.11	$1.38

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$0.46	$0.40	$1.55	$1.17
Discontinued operations	0.19	0.23	0.49	0.16

Net earnings per share attributable to common shares — Diluted	$0.65	$0.63	$2.04	$1.33

Distributions per common share	$0.40	$0.37	$1.20	$1.11

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Real estate	$13,007,695	$11,875,130
Less accumulated depreciation	1,248,214	1,118,547

	11,759,481	10,756,583
Investments in and advances to unconsolidated investees	1,270,370	1,049,743
Cash and cash equivalents	519,234	203,800
Accounts and notes receivable	357,778	327,214
Other assets	955,519	788,840
Discontinued operations — assets held for sale	134,717	—

Total assets	$14,997,099	$13,126,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$7,886,442	$6,677,880
Accounts payable and accrued expenses	481,069	344,423
Other liabilities	678,679	557,210
Discontinued operations — assets held for sale	5,144	—

Total liabilities	9,051,334	7,579,513

Minority interest	52,679	58,644

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000,000 shares issued and outstanding at September 30, 2006 and December 31, 2005	125,000	125,000
Common Shares; $0.01 par value; 247,124,641 shares issued and outstanding at September 30, 2006 and 243,781,142 shares issued and outstanding at December 31, 2005	2,471	2,438
Additional paid-in capital	5,751,334	5,606,017
Accumulated other comprehensive income	185,267	149,586
Distributions in excess of net earnings	(395,986)	(620,018)

Total shareholders’ equity	5,893,086	5,488,023

Total liabilities and shareholders’ equity	$14,997,099	$13,126,180

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net earnings	$536,923	$280,707
Minority interest share in earnings	2,541	3,929
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(25,683)	(5,230)
Cost of share-based compensation awards	16,430	17,936
Depreciation and amortization	217,024	134,611
Amortization of deferred loan costs and net (premium) discount on debt	(5,272)	3,352
Gains recognized on dispositions of non-CDFS business assets, net	(93,746)	(38,840)
Impairment charge and cumulative translation losses on assets held for sale	—	26,864
Equity in earnings from unconsolidated investees	(125,640)	(35,660)
Distributions from and changes in operating receivables of unconsolidated investees	86,118	40,098
Adjustments to foreign currency exchange amounts recognized	(9,141)	(5,799)
Deferred income tax (benefit) expense	(16,780)	8,190
Increase in accounts receivable and other assets	(235,438)	(86,449)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	219,288	(36,865)

Net cash provided by operating activities	566,624	306,844

Investing activities:
Real estate investments	(2,644,108)	(1,779,294)
Cash consideration paid in Catellus Merger, net of cash acquired	—	(1,296,652)
Purchase of ownership interests in property funds	(259,248)	—
Tenant improvements and lease commissions on previously leased space	(53,415)	(35,098)
Recurring capital expenditures	(21,752)	(17,535)
Proceeds from dispositions of real estate assets	1,603,551	1,036,430
Proceeds from repayment of notes receivable	70,531	59,991
Increase in restricted cash for potential investment	(42,174)	—
Investments in unconsolidated investees	(126,129)	(42,275)
Return of investment from unconsolidated investees	100,188	27,468

Net cash used in investing activities	(1,372,556)	(2,046,965)

Financing activities:		.
Net proceeds from sales and issuances of common shares under various common share plans	123,926	38,308
Distributions paid on common shares	(293,829)	(207,246)
Minority interest redemptions and distributions	(10,219)	(12,787)
Dividends paid on preferred shares	(19,062)	(19,062)
Debt and equity issuance costs paid	(8,727)	(1,336)
Repayment of debt assumed in Catellus Merger	—	(106,356)
Net proceeds from lines of credit and short-term borrowings	701,870	2,096,923
Proceeds from issuance of senior notes and secured debt `	1,101,236	—
Payments on senior notes, secured debt and assessment bonds	(473,829)	(111,271)

Net cash provided by financing activities	1,121,366	1,677,173

Net increase (decrease) in cash and cash equivalents	315,434	(62,948)
Cash and cash equivalents, beginning of period	203,800	236,529

Cash and cash equivalents, end of period	$519,234	$173,581

See Note 13 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General:
     Business. ProLogis, collectively with our consolidated subsidiaries (we, our, us, the Company or ProLogis), is a publicly held real estate investment trust (“REIT”) that owns, manages and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations, (ii) fund management and (iii) corporate distribution facilities services and other real estate development business (“CDFS business”). Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our fund management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. See Note 12 for further discussion of our business segments.
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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2006 and our results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2005 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
     Certain amounts included in the accompanying consolidated financial statements for 2005 have been reclassified to conform to the 2006 financial statement presentation. These amounts include reclassifications in the consolidated statement of cash flows resulting in a decrease to operating cash flows of $20.8 million, an increase to investing cash flows of $27.5 million and a decrease to financing activities of $6.7 million, which we believe are immaterial to 2005.
     Adoption of New Accounting Pronouncements. The Emerging Issues Task Force (“EITF”) reached a consensus in June 2005 regarding EITF Issue 04-5, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights” (“EITF 04-5”). The EITF agreed on a framework for evaluating when a general partner controls a limited partnership and whether the partnership should be consolidated. The Financial Accounting Standards Board (the “FASB”) ratified the consensus that was effective June 29, 2005 for all new or modified partnerships and effective January 1, 2006 for all existing partnerships. We adopted EITF 04-5 on January 1, 2006. As such, we performed an evaluation of each of our unconsolidated investees. We first determined whether the entity needed to be evaluated under EITF 04-5 based on the ownership and legal structure. Next, we evaluated whether the limited partners had substantive kick-out rights or participating rights, both as defined under EITF 04-5. We concluded that the unconsolidated investees that were subject to EITF 04-5 and needed to be evaluated should be accounted for under the equity method of accounting based on the rights provided to the limited partners under the governing documents of the respective entity.
     On December 16, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”) that required companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We adopted SFAS 123R on January 1, 2006 using the modified prospective application. Prior to that date, we recognized the costs of our share-based compensation plans under SFAS No. 123 “Accounting and Disclosure of Stock BasedCompensation” that allowed us to continue to account for these plans under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The impact of adoption of SFAS 123R is the inclusion of compensation expense within our statements of earnings, which were previously disclosed as pro forma amounts within the notes to our Consolidated Financial Statements. See Note 4.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29 (“APB 29”)” (“SFAS 153”), which was effective January 1, 2006. SFAS 153 amended APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Previously under APB 29, in certain limited situations we were required to defer a portion of the proceeds received from a contribution of a property to an unconsolidated property fund that represented nonmonetary proceeds. SFAS 153 amended APB 29 such that we are no longer required to defer those nonmonetary proceeds. However, we are still required under SFAS No. 66, “Accounting for Sales of Real Estate”, to defer a portion of the gain based on the percentage of our continuing ownership interest in the property when we contribute a property to an unconsolidated investee. During the first nine months of 2006, we recognized $8.2 million of proceeds that historically would have been deferred under APB 29.
     Recent Accounting Pronouncements. In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption. Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption. We are currently assessing what impact, if any, the adoption of FIN 48 on January 1, 2007 will have on our financial position and results of operations.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment” (“SAB 108”). SAB 108 is effective for fiscal years ending after November 15, 2006, although early application is encouraged, but not required. We will adopt SAB 108 for our fiscal year ending December 31, 2006. We are currently assessing what impact, if any, the adoption of SAB 108 will have on our financial position and results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of 2008. We are currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     In connection with the Catellus Merger, we incurred merger integration costs, such as employee transition costs and severance costs for certain of our employees whose responsibilities became redundant after the Catellus Merger.
     Under the terms of the Merger Agreement, Catellus stockholders had the opportunity to elect to receive cash or our common shares for their Catellus stock. As a result of the Catellus Merger, we issued approximately 55.9 million of our common shares to former Catellus stockholders. We financed the cash portion of the Catellus Merger primarily through borrowings of $1.5 billion on a short-term bridge facility, which has been repaid.
     The following unaudited pro forma financial information for the three and nine months ended September 30, 2005, gives effect to the Catellus Merger as if it had occurred on January 1, 2005. The pro forma results (in millions, except per share amounts) are based on historical data and are not intended to be indicative of the results of future operations.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Total revenues	$601.0	$1,710.6
Operating income	$132.3	$383.7
Net earnings attributable to common shares	$123.5	$269.2
Weighted average common shares outstanding – Basic	242.6	242.4
Weighted average common shares outstanding – Diluted	253.0	252.7
Net earnings per share attributable to common shares – Basic	$0.51	$1.11
Net earnings per share attributable to common shares – Diluted	$0.49	$1.08
3.	Unconsolidated Investees:
  Summary of Investments and Income
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	September 30,	December 31,
	2006	2005
Property funds	$949,634	$755,320
CDFS joint ventures and other investees	320,736	294,423

Totals	$1,270,370	$1,049,743

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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Earnings (losses) from unconsolidated investees:
Property funds:
North America	$5,874	$5,831	$53,731	$17,291
Europe	2,973	4,392	16,622	12,338
Asia	2,368	1,994	8,276	5,363

Total property funds	11,215	12,217	78,629	34,992

CDFS joint ventures and other investees:
North America	8,560	32	44,013	(959)
Europe	593	241	1,700	887
Asia	437	28	1,298	740

Total CDFS joint ventures and other investees	9,590	301	47,011	668

Total earnings from unconsolidated investees	$20,805	$12,518	$125,640	$35,660

Property management and other fees and incentives:
North America	$9,545	$8,595	$46,554	$24,836
Europe	9,128	7,533	26,076	22,189
Asia	1,748	1,193	6,688	3,301

Total property management and other fees and incentives	$20,421	$17,321	$79,318	$50,326

     Included in our earnings from CDFS joint ventures in North America for the three and nine months ended September 30, 2006 is income of $8.0 million and $35.0 million, respectively, representing our proportionate share of the earnings of a CDFS joint venture, “LAAFB JV”. The LAAFB JV was formed by Catellus to redevelop a U.S. Air Force base in Los Angeles, California in exchange for land parcels and certain rights to receive tax increment financing (“TIF”) proceeds over a period of time. As our investment in LAAFB JV is held in a taxable subsidiary, we also recognized a net income tax expense of $2.7 million and $14.6 million for the three and nine months ended September 30, 2006, respectively. See Note 5 for further discussion. As of September 30, 2006, the operations of the partnership were substantially complete, as all of the land had been redeveloped and sold and all TIF proceeds have been received.
   Property Funds
     Contributions of developed properties to a property fund allow us to realize a portion of the profits from our development activities while at the same time allowing us to maintain a long-term ownership interest in our developed properties. This business strategy also provides liquidity to fund our future development activities and generates fee income. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We may receive additional ownership interests in the property funds as part of the proceeds generated by the contributions of properties to the property funds. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager of each of the property funds and the fund properties, and may earn additional fees by providing other services including, but not limited to, acquisition, construction management and leasing activities. We may also earn incentive performance participation based on the investors’ returns.
     On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”) from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), which was formed in February 2006 (see below). In connection with these transactions, we recognized the following amounts in the respective financial statement line items for the nine months ended September 30, 2006, after deferral of $17.9 million due to our continuing 20% ownership interest in the North American Industrial Fund (in thousands):

CDFS disposition proceeds (1)	$12,492
Property management and other fees and incentives (2)	$21,958
Earnings from unconsolidated property funds (3)	$37,113

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	Represents the recognition of proceeds that we had previously deferred as part of CDFS proceeds upon the initial contributions of the properties to Funds II-IV.

(2)	Represents an incentive return we earned due to certain return levels achieved by our fund partner upon the termination of Funds II-IV.

(3)	Represents our proportionate share of the gain on termination recognized by Funds II-IV.
Information about our property funds is as follows:

	Ownership Percentage		Investment in and Advances to
	September 30,	December 31,	September 30,	December 31,
Property Fund	2006	2005	2006	2005
ProLogis California (1)	50.0%	50.0%	$112,852	$115,743
ProLogis North American Properties Fund I (1)	41.3%	41.3%	30,813	33,241
ProLogis North American Properties Fund II-IV (2)	—	20.0%	—	12,410
ProLogis North American Properties Fund V (3)	11.2%	11.3%	58,961	53,104
ProLogis North American Properties Fund VI (1)	20.0%	20.0%	39,422	42,227
ProLogis North American Properties Fund VII (1)	20.0%	20.0%	31,809	32,543
ProLogis North American Properties Fund VIII (1)	20.0%	20.0%	15,287	15,602
ProLogis North American Properties Fund IX (1)	20.0%	20.0%	14,064	14,274
ProLogis North American Properties Fund X (1)	20.0%	20.0%	15,550	15,968
ProLogis North American Properties Fund XI (1)	20.0%	20.0%	31,857	33,094
ProLogis North American Industrial Fund (4)	20.0%	—	72,153	—
ProLogis European Properties (“PEPR”) (5)	24.0%	21.0%	399,559	283,435
ProLogis Japan Properties Fund I (1)	20.0%	20.0%	86,827	103,679
ProLogis Japan Properties Fund II (1)(6)	20.0%	—	40,480	—

Totals			$949,634	$755,320

(1)	We have one fund partner in each of these property funds.

(2)	As discussed above, on January 4, 2006, we purchased the 80% ownership interests of our fund partner in each of these property funds and subsequently contributed substantially all of the assets and associated liabilities into the ProLogis North American Industrial Fund.

(3)	We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Properties Fund V. Our ownership percentage is based on our levels of ownership interest in these different entities. We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico to ProLogis North American Properties Fund V, prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006. During the nine months ended September 30, 2006, we contributed 18 buildings to ProLogis North American Properties Fund V. We estimate our remaining commitment under this arrangement to be approximately $200 million at September 30, 2006. On January 9, 2006, a preferred unit holder in a subsidiary of ProLogis North American Properties Fund V exercised its option to put its interest to us for $55.0 million, which we acquired. We had an agreement with ProLogis North American Properties Fund V that enabled us to put this interest to the fund at the same price after June 30, 2006. On August 4, 2006, we exercised our option and received payment from ProLogis North American Properties Fund V.

(4)	In February 2006, we formed the North American Industrial Fund, with ten institutional investors, which will primarily own recently developed industrial distribution properties in major distribution markets throughout the United States and Canada. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund, except for the specific properties included in our commitment to ProLogis North American Properties Fund V. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $1.2 billion was unfunded at September 30, 2006. During the nine months ended September 30, 2006, we contributed 10 buildings for aggregate proceeds of $128.5 million to the North American Industrial Fund in addition to the assets that were acquired from Funds II-IV, as discussed above. We receive property and asset management fees for services provided to the property fund and will also have the potential for incentive performance participation based on the investors’ returns.

(5)	In September 2006, PEPR, (previously referred to as ProLogis European Properties Fund), completed an initial public offering (“IPO”) of ordinary units to trade on the Euronext Amsterdam N.V.’s Eurolist under the ticker

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

symbol PEPR. Selling unit holders offered 49.8 million ordinary units, including an over-allotment option, for aggregate proceeds of €715 million, which were paid to the selling unit holders. PEPR did not receive any proceeds from the offering. As the manager of the property fund, we received an initial incentive allocation of €53.5 million paid in additional ordinary units based on the internal rate of return that the pre-IPO unit holders earned during their pre-IPO holding period. This increased our investment by $68.6 million and our ownership interest to 24.0%. The incentive return was adjusted through a cash settlement based on the average closing price of the ordinary units during the 30-day, post-IPO period. The final incentive return was determined on October 22, 2006 as approximately $109 million, including the initial allocation of units and net of certain expenses. As the amount was not fixed and determinable at September 30, 2006, the revenue will be recognized in the fourth quarter of 2006. In addition, as of September 30, 2006, we had an obligation to the pre-IPO unit holders under a tax indemnification agreement of approximately $36 million related to properties we contributed prior to the IPO. The majority of this obligation will be reversed into earnings in the fourth quarter of 2006, as we are no longer obligated for indemnification with respect to those properties.

In connection with the IPO, we entered into a property contribution agreement under which we are committed to offer to contribute certain stabilized properties to PEPR having an aggregate contribution value of €200 million (the currency equivalent of $253.2 million at September 30, 2006), in specified markets in Europe through September 30, 2007, subject to the property meeting certain leasing and other criteria. We may be obligated to indemnify PEPR for certain future capital gain tax liabilities that may be incurred by PEPR related to the properties we contribute under this agreement.

(6)	ProLogis Japan Properties Fund II was formed on September 1, 2005. We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008 to this property fund, subject to the property meeting certain leasing and other criteria. During the nine months ended September 30, 2006, we contributed five properties to this property fund and the property fund acquired seven properties from third parties. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $421.5 million was unfunded at September 30, 2006.
     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2006
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2006:
Revenues	$126.0	$107.6	$33.0	$266.6
Net earnings (1)	$26.3	$11.3	$8.9	$46.5
For the nine months ended September 30, 2006:
Revenues	$360.8	$304.9	$86.9	$752.6
Net earnings (1)(2)	$247.9	$71.1	$33.7	$352.7
As of September 30, 2006:
Total assets	$5,129.7	$4,783.7	$1,935.1	$11,848.5
Amounts due to us	$16.9	$7.1	$70.2	$94.2
Third party debt (3)	$2,905.5	$2,497.5	$786.2	$6,189.2
Total liabilities	$3,141.3	$2,969.8	$1,068.6	$7,179.7
Equity	$1,982.2	$1,807.6	$866.5	$4,656.3
Our weighted average ownership (4)	23.2%	24.0%	20.0%	23.0%
Our investment balance (5)	$422.7	$399.6	$127.3	$949.6
Deferred proceeds, net of amortization (6)	$85.9	$124.4	$63.8	$274.1

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	2005
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2005:
Revenues	$125.2	$94.7	$18.5	$238.4
Net earnings	$20.6	$17.9	$8.1	$46.6
For the nine months ended September 30, 2005:
Revenues	$372.4	$275.2	$48.5	$696.1
Net earnings	$65.6	$49.9	$22.4	$137.9
As of December 31, 2005:
Total assets	$4,786.6	$4,052.0	$1,230.1	$10,068.7
Amounts due to us	$9.0	$15.7	$71.3	$96.0
Third party debt (3)	$2,690.7	$1,991.2	$535.1	$5,217.0
Total liabilities	$2,921.0	$2,409.6	$639.8	$5,970.4
Equity	$1,864.1	$1,637.9	$590.3	$4,092.3
Our weighted average ownership (4)	23.5%	21.0%	20.0%	22.1%
Our investment balance (5)	$368.2	$283.4	$103.7	$755.3
Deferred proceeds, net of amortization (6)	$77.7	$105.5	$44.1	$227.3

(1)	Included in net earnings for Europe are expenses of approximately $42.6 million related to the costs to complete PEPR’s IPO, as discussed earlier.

(2)	Included in net earnings for North America is $185.7 million representing the net gain recognized by the Funds II-IV upon termination in the first quarter of 2006.

(3)	As of September 30, 2006, we do not guarantee any of the third party debt of the property funds. As of December 31, 2005, we had guaranteed $12.5 million related to borrowings of ProLogis North American Properties Fund V. On August 4, 2006, ProLogis North American Properties Fund V repaid the borrowings with proceeds from the issuance of secured debt that we do not guarantee.

(4)	Represents the weighted average of our ownership interests in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(5)	The difference between our percentage ownership interest of the property fund’s equity and our investment balance results from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see note (6) below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(6)	This amount is recorded as a reduction to our investment and represents the proceeds that are deferred when we contribute a property to a property fund due to our continuing ownership in the property.
   CDFS joint ventures and other investees
     At September 30, 2006, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. These joint ventures include entities that develop and own industrial operating properties and also include entities that perform land, multi-use, retail and residential development activity. The other operating joint ventures include entities that own a hotel property and office properties. Our investments in and advances to these entities were as follows (in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	September 30,	December 31,
	2006	2005
CDFS joint ventures:
North America	$78,446	$113,008
Europe	12,524	12,238
Asia	114,274	57,165

Total CDFS joint ventures	$205,244	$182,411

Other investees:
Operating joint ventures	$87,628	$84,731
Other	27,864	27,281

Total other investees	115,492	112,012

Total	$320,736	$294,423

     In September 2006, we invested in an entity in China that we present on a consolidated basis. This entity has an investment interest in an entity that owns and develops retail properties and is accounted for under the equity method of accounting. The investment balance of $39.6 million is included in our investments in CDFS joint ventures. As part of this transaction, we may be required to invest up to $42.2 million based on the attainment of certain performance criteria. This amount is in escrow and is included in other assets at September 30, 2006. In addition, we have a commitment to provide a financial guarantee to this investee for up to 600 million Renminbi (the currency equivalent of $75.9 million at September 30, 2006).
4.	Long-Term Compensation:
   Share Options
     We have granted various share options to our employees and trustees with graded vesting at various rates over periods from one to 10 years, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. Share options granted generally vest over a four-year period and have an exercise price equal to the average of the high and low market prices on the date of grant.
     Share options outstanding at September 30, 2006 were as follows:

				Weighted Average
	Number of		Expiration	Remaining Life
	Options	Exercise Price	Date	(in years)
Outside Trustees Plan	120,000	$19.75 - $43.80	2009-2015	5.9
Share options:
1997 grants	142,293	$21.22	2007	0.9
1998 grants	663,527	$20.94 - $21.09	2008	2.1
1999 grants	653,288	$17.19 - $18.62	2009	3.0
2000 grants	658,742	$21.75 - $24.25	2010	4.0
2001 grants	554,016	$20.67 - $22.02	2011	5.0
2002 grants	1,015,769	$22.98 - $24.75	2007, 2012	5.6
2003 grants	1,266,245	$24.90 - $31.26	2013	7.0
2004 grants	1,723,980	$29.41 - $41.50	2014	8.0
2005 grants	1,090,512	$40.86 - $45.46	2015	9.2
2006 grants	31,518	$53.07 - $57.14	2016	9.6

Total	7,919,890

     The weighted average fair value of the share options granted during the nine months ended September 30, 2006 was $9.87 per option. We calculated the fair value of the options granted in 2006 using a Black-Scholes pricing model with the following assumptions: i) weighted average risk free interest rate of 4.74%; ii) weighted average dividend yield of 3.48%; iii) volatility of 20.25%; and iv) option life of 5.8 years. We use historical data to estimate dividend yield, share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk free rate for periods within the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. To calculate expected volatility, we use historical volatility of our common stock.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

   Restricted Share Units
     Restricted share units (“RSUs”), in the form of common shares, are granted at a rate of one common share per RSU from time to time to our employees. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which generally is four or five years. The RSUs do not carry voting rights during the vesting period, but do generally earn DEUs that vest according to the underlying RSU. In addition, annually we issue fully vested deferred share units to our trustees, which are expensed at the time of grant.
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
     Included in the PSAs outstanding at September 30, 2006 were certain PSAs that will be earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These PSAs will vest over a three-year period. The amount of PSAs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to 355,000 shares. For purposes of calculating compensation expense, we consider the PSAs to have a market condition and therefore we have estimated the fair value of the PSAs using a pricing valuation model.
   Dividend Equivalent Units
     DEUs in the form of common shares are earned at a rate of one common share per DEU for certain share options granted through 2001, RSUs and PSAs. Prior to the adoption of SFAS 123R, we recognized the value of the DEUs issued as compensation expense, based on the market price of a common share on the grant date, over the vesting period of the underlying share award. With the adoption of SFAS 123R, we now treat the DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.
   Summary of Activity
     The activity for the nine months ended September 30, 2006, with respect to our share options, is presented below.

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Life
	Options	Price	Options	Price	(in years)
Balance at December 31, 2005	8,873,820	$29.19
Granted	31,518	$54.58
Exercised	(897,862)	$26.15
Forfeited	(87,586)	$36.01

Balance at September 30, 2006	7,919,890	$29.56	5,554,378	$25.64	6.1

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     Activity with respect to our RSUs and PSAs is as follows:

		Weighted
		Average	Number of
	Number of	Original	Shares
	Shares	Value	Vested
Balance at December 31, 2005	1,792,335		645,025

Granted	404,843
Exercised	(285,979)
Forfeited	(7,926)

Balance at September 30, 2006	1,903,273	$40.43	457,921

     During the nine months ended September 30, 2006, we recognized $16.4 million of compensation expense under the provisions of SFAS 123R. This includes expense related to awards granted to our outside trustees and is net of $5.3 million that was capitalized due to our development and leasing activities. During the nine months ended September 30, 2005, under the provisions of APB 25, we recognized $17.9 million of compensation expense, net of $3.6 million that was capitalized due to our development and leasing activities. With the adoption of SFAS 123R, we now recognize the compensation cost associated with stock options that was previously disclosed in the notes to our Consolidated Financial Statements and we treat DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. Had we not adopted SFAS 123R for the nine months ended September 30, 2006, our net earnings attributable to common shares would have been $515.9 million and our basic and diluted net earnings per share attributable to common shares would have been $2.11 and $2.03, respectively.
     Had we adopted SFAS 123R on January 1, 2005, our net earnings attributable to common shares would have changed as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net earnings attributable to common shares:
As reported	$129,402	$261,645
Pro forma	$130,159	$263,650
Net earnings per share attributable to common shares:
As reported – Basic	$0.66	$1.38
As reported – Diluted	$0.63	$1.33
Pro forma – Basic	$0.66	$1.39
Pro forma – Diluted	$0.64	$1.34
     Total compensation cost related to unvested share options, RSUs and PSAs was $57.0 million as of September 30, 2006, prior to adjustments for capitalized amounts due to our development and leasing activities and forfeited awards. This expense will be recognized through 2010, which equates to a weighted average period of 1.9 years.
5.	Income Taxes
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. Certain of our consolidated subsidiaries in the United States are subject to federal income taxes and we are taxed in certain states in which we operate. In addition, many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, we recognize income taxes for these jurisdictions, as appropriate.
     During the nine months ended September 30, 2006 and 2005, we recognized current income tax expense of $75.9 million and $7.2 million, respectively. Current income tax expense is a function of the level of income recognized by our taxable subsidiaries operating primarily in the CDFS business segment, state income taxes, taxes incurred in foreign jurisdictions and interest associated with our income tax liabilities.
     During the nine months ended September 30, 2006, we recognized a net deferred tax benefit of $16.8 million, compared with net deferred tax expense of $8.2 million in the same period of 2005. Deferred income tax is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to certain contributions to property funds.
     For federal income tax purposes, the Catellus Merger was treated as a tax-free transaction resulting in a carryover basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we recorded all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, we recognized the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair values of these assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability.
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
     Income attributable to discontinued operations is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Rental income	$6.4	$9.3	$39.9	$25.8
Rental expenses	(1.5)	(2.3)	(17.8)	(7.1)
Depreciation and amortization	(0.8)	(2.0)	(5.2)	(6.8)
Interest expense	—	—	(0.9)	(0.3)

Income attributable to disposed properties and assets held for sale	$4.1	$5.0	$16.0	$11.6

   Assets Disposed Of
     The following information relates to properties disposed of to third parties that are recorded as discontinued operations (in millions, except number of properties):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Non-CDFS business assets:
Number of properties	17	31	53	35
Net proceeds from dispositions	$80.0	$80.1	$433.7	$86.9
Net gains from dispositions	$29.4	$36.6	$80.0	$38.8
CDFS business assets:
Number of properties	7	3	12	5
Net proceeds from dispositions	$117.1	$33.4	$222.6	$43.2
Net gains from dispositions	$15.2	$6.4	$30.2	$6.4

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

     Our temperature-controlled distribution assets in France were sold in July 2005. In connection with the sale, we received total proceeds of €30.8 million including a note receivable of €23.9 million that was paid in full in January 2006. We recognized impairment charges and cumulative translation losses of $26.9 million during the six months ended June 30, 2005 to reflect our investment in this business at its estimated fair value less costs to sell. These charges are included in losses related to temperature-controlled distribution assets in our Consolidated Statement of Earnings and Comprehensive Income.
   Assets Held For Sale
     At September 30, 2006, we had 23 office, retail and industrial properties that were classified as held for sale and accordingly, the operations of these properties were included in discontinued operations for all periods presented in our Consolidated Statements of Earnings and Comprehensive Income and the respective assets and liabilities are presented separately in our Consolidated Balance Sheet at September 30, 2006.
7.	Distributions and Dividends:
   Common Share Distributions
     Cash distributions of $0.40 per common share for each of the first, second and third quarters of 2006 were paid on February 28, 2006, May 31, 2006, and August 31, 2006, respectively, to holders of common shares on February 15, 2006, May 16, 2006, and August 16, 2006, respectively. Quarterly common share distributions paid in 2006 are based on the annual distribution level for 2006 of $1.60 per common share (as compared to $1.48 per common share in 2005) set by the Board of Trustees (“Board”) in December 2005. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
   Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). On each of March 31, 2006, June 30, 2006, and September 29, 2006 we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
8.	Earnings Per Common Share:
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net earnings attributable to common shares	$166,305	$129,402	$517,861	$261,645
Minority interest	565	1,327	2,541	3,929

Adjusted net earnings attributable to common shares	$166,870	$130,729	$520,402	$265,574

Weighted average common shares outstanding — Basic	245,460	196,323	244,918	189,768
Incremental weighted average effect of conversion of limited partnership units	5,142	5,539	5,218	5,540
Incremental weighted average effect of potentially dilutive instruments (1)	5,631	4,898	5,423	4,714

Weighted average common shares outstanding — Diluted	256,233	206,760	255,559	200,022

Net earnings per share attributable to common shares — Basic	$0.68	$0.66	$2.11	$1.38

Net earnings per share attributable to common shares — Diluted	$0.65	$0.63	$2.04	$1.33

(1)	Total weighted average potentially dilutive instruments outstanding were 10,966 and 10,499 for the three months ended September 30, 2006 and 2005, respectively, and 10,987 and 10,898 for the nine months ended September 30, 2006 and 2005, respectively.
9.	Real Estate:
     Real estate assets owned directly by us primarily consist of income producing properties, properties under development and land held for future development. Our real estate assets, presented at cost, include the following (in thousands):

	September 30,	December 31,
	2006	2005
Industrial operating properties (1):
Improved land	$2,127,543	$1,774,923
Buildings and improvements	7,886,052	6,955,983
Retail operating properties (2):
Improved land	62,992	66,848
Buildings and improvements	201,510	221,405
Land subject to ground leases and other (3)	453,519	792,668
Properties under development, including cost of land (4)	911,847	884,345
Land held for development (5)	1,090,941	1,045,042
Other investments (6)	273,291	133,916

Total real estate assets	13,007,695	11,875,130
Less accumulated depreciation	1,248,214	1,118,547

Net real estate assets	$11,759,481	$10,756,583

(1)	At September 30, 2006 and December 31, 2005, we had 1,457 and 1,432 industrial operating properties consisting of 202.3 and 185.6 million square feet, respectively.

(2)	At September 30, 2006 and December 31, 2005, we had 20 and 29 retail operating properties consisting of 0.9 and 1.1 million square feet, respectively.

(3)	At December 31, 2005, we held land subject to ground leases, office properties and one hotel property. During the nine months ended September 30, 2006, we sold our one hotel property and several office properties. See Note 6. At September 30, 2006, all of our remaining office properties were classified as assets held for sale.

(4)	Properties under development consisted of 95 properties aggregating 24.7 million square feet at September 30, 2006 and 72 properties aggregating 23.2 million square feet at December 31, 2005. Our total expected investment upon completion of these properties was approximately $2.0 billion at September 30, 2006.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(5)	Land held for future development consisted of 6,077 and 6,568 acres at September 30, 2006 and December 31, 2005, respectively.

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects; and (v) investments in our corporate office buildings.
     We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, Sweden and the United Kingdom) and Asia (China, Japan, Korea and Singapore).
     During the nine months ended September 30, 2006, we acquired 62 industrial operating properties aggregating 11.5 million square feet with a combined purchase price of $627.1 million.
     For our direct-owned properties, the largest customer and the 25 largest customers accounted for 2.2% and 18.2%, respectively, of our annualized collected base rents at September 30, 2006.
10.	Debt:
     Our debt consisted of the following (dollars in thousands):

	September 30, 2006		December 31, 2005
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Unsecured lines of credit and short-term borrowings	3.47%	$2,760,770	3.28%	$2,240,054
Senior notes	5.89%	3,582,298	6.16%	2,759,675
Secured debt	6.47%	1,509,724	6.50%	1,643,586
Assessment bonds	3.83%	33,650	3.87%	34,565

Totals	5.15%	$7,886,442	5.27%	$6,677,880

     We have a $3.4 billion global senior credit facility (“Global Line”), which was amended and increased from a $2.6 billion facility in June 2006. The funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The weighted average interest rate at September 30, 2006 of 3.47% represents the weighted average base interest rates using local currency rates on borrowings outstanding at the end of the period.
     On March 27, 2006, we issued $450.0 million of 5.5% senior notes due April 1, 2012 and $400.0 million of 5.75% senior notes due April 1, 2016. We received net proceeds of $838.7 million, after all offering costs that were used to repay borrowings under our Global Line, the bridge facility from the Catellus Merger and other general corporate purposes.
     In July 2006, we completed the exchange and registration of senior notes that were issued in a private placement in November 2005. We also repaid $250.0 million of senior notes that matured.
     On August 24, 2006, we issued $250.0 million of senior notes due August 24, 2009. Interest on the notes accrues at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (5.65% at September 30, 2006). We utilized the net proceeds of $250.0 million to repay borrowings under our Global Line and other general corporate purposes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.	Shareholders’ Equity:
     During the nine months ended September 30, 2006, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment and share purchase plan	56	$2,889
Continuous equity offering plan	1,899	$106,377
Long-term incentive plan and share option plan for outside trustees	1,187	$24,054
Employee share purchase plan	22	$872
     Limited partnership units were redeemed for 180,000 common shares during the nine months ended September 30, 2006.
12.	Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. This segment also includes the expenses related to the management and leasing of properties that we own and properties owned by the unconsolidated property funds. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (properties are located in Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain and the United Kingdom and are generally pending contribution to a property fund or sale to a third party) and Asia (properties are located in China, Japan, Korea, and Singapore and are generally pending contribution to a property fund or sale to a third party).

•	Fund management — representing the long-term investment management of unconsolidated property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise in our property operations segment for managing the properties owned by property funds in this segment, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom), and Asia (Japan).

•	CDFS business — primarily encompasses our development or acquisition of real estate properties that are rehabilited and / or repositioned, which are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. We engage in commercial mixed-use development activities generally with the intention of selling the land or completed projects to third parties. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains or losses on the disposition of land parcels when our development plans no longer include the parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, Sweden and the United Kingdom) and in Asia (China, Japan and Korea).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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
     We present the operations and net gains and losses associated with properties sold to third parties generally as discontinued operations. In addition, as of September 30, 2006, we had 23 office, retail and industrial properties classified as assets held for sale, whose operations are included in discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 6.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Property operations (1):
North America	$206,322	$132,387	$607,561	$381,130
Europe	10,006	4,234	23,943	7,134
Asia	9,185	6,042	20,057	10,927

Total property operations segment	225,513	142,663	651,561	399,191

Fund management (2):
North America	15,419	14,426	100,285	42,127
Europe	12,101	11,925	42,698	34,527
Asia	4,116	3,187	14,964	8,664

Total fund management segment	31,636	29,538	157,947	85,318

CDFS business (3):
North America	40,534	3,471	337,725	225,302
Europe	6,863	140,553	444,887	241,317
Asia	289,141	221,796	351,281	503,113

Total CDFS business segment	336,538	365,820	1,133,893	969,732

Total segment revenue	593,687	538,021	1,943,401	1,454,241
Other – North America	12,008	2,299	31,868	2,299
Reconciling item (4)	(24,814)	(13,256)	(135,293)	(36,034)

Total revenues	$580,881	$527,064	$1,839,976	$1,420,506

Net operating income (loss):
Property operations (5):
North America	$153,818	$98,122	$451,705	$278,469
Europe	7,253	2,791	16,486	3,626
Asia	8,288	5,409	17,994	9,040

Total property operations segment	169,359	106,322	486,185	291,135

Fund management (2):
North America	15,419	14,426	100,285	42,127
Europe	12,101	11,925	42,698	34,527
Asia	4,116	3,187	14,964	8,664

Total fund management segment	31,636	29,538	157,947	85,318

CDFS business (6):
North America	21,186	1,446	119,339	50,794
Europe	5,867	21,706	102,375	39,532
Asia	72,405	48,907	82,545	110,674

Total CDFS business segment	99,458	72,059	304,259	201,000

Total segment net operating income	300,453	207,919	948,391	577,453
Other – North America	8,409	1,777	21,845	1,777
Reconciling items:
Earnings from other unconsolidated investees	(94)	289	3,583	468
General and administrative expenses	(37,787)	(24,688)	(110,362)	(72,731)
Depreciation and amortization expense	(70,964)	(45,215)	(211,782)	(126,919)
Merger integration and relocation expenses	-	(8,534)	(2,723)	(12,337)
Other expenses	(114)	(116)	(344)	(536)
Interest expense	(77,417)	(42,549)	(216,933)	(113,803)
Interest and other income, net	5,313	3,210	10,596	6,657

Total reconciling items	(181,063)	(117,603)	(527,965)	(319,201)

Total earnings before minority interest	$127,799	$92,093	$442,271	$260,029

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets:
Property operations (7):
North America	$7,969,902	$7,530,062
Europe	1,011,505	673,342
Asia	491,478	106,069

Total property operations segment	9,472,885	8,309,473

Fund management:
North America	422,767	368,206
Europe	399,559	283,435
Asia	127,308	103,679

Total fund management segment	949,634	755,320

CDFS business:
North America	1,191,775	1,142,319
Europe	1,214,754	1,062,338
Asia	670,460	535,190

Total CDFS business segment	3,076,989	2,739,847

Total segment assets	13,499,508	11,804,640

Other – North America	467,825	816,550
Reconciling items:
Investments in and advances to other unconsolidated investees	115,492	112,012
Cash and cash equivalents	519,234	203,800
Accounts receivable	61,206	38,864
Other assets	199,117	150,314
Discontinued operations – assets held for sale	134,717	—

Total reconciling items	1,029,766	504,990

Total assets	$14,997,099	$13,126,180

(1)	Includes rental income of our industrial and retail properties.

(2)	Includes fund management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investment in unconsolidated property funds.

(3)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on long-term notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures.

(4)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on long-term notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	Includes rental income less rental expenses of our industrial and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains or losses recognized on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on long-term notes receivable related to asset dispositions and our share of the earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

(7)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold of $2.6 billion and $1.4 billion as of September 30, 2006 and December 31, 2005, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

13.	Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the nine months ended September 30, 2006 and 2005 are as follows:
•	In September 2006, we received ordinary units in PEPR valued at $68.6 million, representing the initial allocation of an incentive return we earned as manager of the property fund. See Note. 3.

•	As partial consideration for properties we contributed in March 2006 to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 3 for further discussion of this transaction.

•	In connection with the purchase in January 2006 of the 80% ownership interests from our fund partner in Funds II-IV, we assumed $418.0 million of secured debt. See Note 3 for further discussion of this transaction.

•	We received $163.3 million and $68.4 million of equity interests in unconsolidated property funds from the contribution of properties to these property funds during the nine months ended September 30, 2006 and 2005, respectively.

•	As partial consideration for certain property contributions, we received $1.9 million and $32.6 million in the form of notes receivable from ProLogis North American Properties Fund V during the nine months ended September 30, 2006 and 2005, respectively, ($1.9 million was outstanding at September 30, 2006).

•	During the nine months ended September 30, 2006, as partial consideration for the sale of a property, a third party assumed an outstanding mortgage note in the amount of $42.9 million.

•	We recognized net foreign currency translation adjustments of $60.0 million in gains and $47.8 million in losses during the nine months ended September 30, 2006 and 2005, respectively.

•	During the nine months ended September 30, 2006 and 2005, we assumed $81.7 million and $5.4 million, respectively, of secured debt and operating receivables of $19.0 million in 2006 in connection with the acquisition of properties.

•	In connection with the Catellus Merger (see Note 2), ProLogis assumed $1.7 billion liabilities and issued ProLogis common shares at a value of $2.3 billion during the nine months ended September 30, 2005.
     The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2006 and 2005 was $196.3 million and $114.6 million, respectively.
14.	Derivative Financial Instruments:
     We use derivative financial instruments as hedges to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
     The following table summarizes the activity in our derivative instruments for the nine months ended September 30, 2006 (in millions):

	Foreign Currency	Foreign Currency	Interest
	Put Options(1)	Forward (2)	Rate Swaps(3)
New contracts	$169.3	$239.3	$350.0
Matured or expired contracts	(75.5)	(239.3)	—

Notional amounts at September 30, 2006	$93.8	$—	$350.0

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euro, pound sterling and yen for U.S.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. The notional amounts of the put option contracts represent $25.7 million on euro option contracts, $24.9 million on pound sterling option contracts and $43.2 million on yen option contracts at September 30, 2006.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds are recognized as a gain. On various put option contracts, we recognized net losses/expenses of $1.2 million for the nine months ended September 30, 2006, which included mark-to-market losses of $0.5 million, and net gains of $3.1 million for the nine months ended September 30, 2005, which included mark-to-market gains of $1.2 million.

(2)	The foreign currency forward contracts are designed to manage the foreign currency fluctuations of an intercompany loan denominated in pound sterling and allow us to sell pound sterling at a fixed exchange rate to the U.S. dollar. During the nine months ended September 30, 2006, we purchased and settled four forward contracts. There were no forward contracts outstanding at September 30, 2006. We recognized a realized gain of $2.4 million on the settlement of the forward contracts for the nine months ended September 30, 2006. We recognized a $6.1 million gain on the settlement of five forward contracts for the nine months ended September 30, 2005.

(3)	During the nine months ended September 30, 2006, we entered into five forward-starting interest rate swap contracts with an aggregate notional amount of $350.0 million in anticipation of debt instruments forecasted to be issued. The contracts were designated as cash flow hedges. These contracts, which qualify for hedge accounting treatment, allow us to fix a portion of the interest rate associated with the debt instruments forecasted to be issued. At September 30, 2006, we recognized a $12.9 million decrease in the value of these contracts in other comprehensive income in shareholders’ equity. We are hedging our exposure to the variability in future cash flows for the forecasted debt transactions.
     Over the next twelve months, we will amortize a total of approximately $1.6 million from other comprehensive income to interest expense associated with previously settled contracts that have received hedge accounting treatment.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of September 30, 2006 and the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2006 and 2005 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of ProLogis’ management.
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
November 7, 2006

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
     Management’s Overview
     We are a self-administered and self-managed REIT that owns and manages a global network of real estate properties, primarily industrial distribution properties. The primary business drivers across the globe continue to be the need for greater distribution network efficiency and the growing shift to third-party logistics providers. Our focus on our customers’ expanding needs has enabled us to become the leading global provider of distribution space on three continents.
     Our business is organized into three reportable business segments: (i) property operations, (ii) fund management and (iii) corporate distribution facilities services and other real estate development business (“CDFS business”). Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. This segment also includes the expenses related to the management and leasing of properties that we own and properties owned by the unconsolidated property funds. Our fund management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are rehabilitated and/or repositioned, which are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties.
     We generate and seek to increase revenues, earnings, funds from operations (“FFO”), as defined below, and cash flows through our segments primarily as follows:
     Property Operations Segment
•	We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in our industrial distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through increases in occupancy rates and rental rates in our properties. Our strategy is to achieve these increases primarily through continued focus on our customers’ global needs for distribution space in the three continents in which we operate and use of the ProLogis Operating System®, an organizational structure and service delivery system that we built around our customers and the selective acquisition of industrial distribution properties.

     Fund Management Segment
•	We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for property, asset management and other services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We may provide other services to the property funds, such as acquisition, financing, construction management and leasing activities. We expect growth in income recognized to come from newly created property funds, as discussed below, growth in existing property funds, as well as increased fees and incentives. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to the leasing and property management efforts by our property operations segment.
     CDFS Business Segment
•	We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties to the property funds and from dispositions to third parties. In addition, we earn fees from our customers or other third parties for development activities that we provide on their behalf, recognize interest income on notes receivable related to asset dispositions, recognize net gains from the disposition of land parcels that no longer fit into our development plans and recognize our proportionate share of the income generated by development joint ventures in which we have an investment. We expect increases in this segment to come primarily from the continued development of high-quality industrial distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and other commercial development activities for development fees and sales to third parties.
     In September 2005, we completed a merger whereby Catellus Development Corporation was merged into one of our subsidiaries (the “Catellus Merger”). The total purchase price of $5.3 billion was financed through the issuance of 55.9 million ProLogis common shares, the assumption of $1.7 billion of liabilities and cash of $1.3 billion. We financed the cash portion through borrowings on a short-term bridge facility that has been fully repaid.
   Summary of the nine months ended September 30, 2006
     The fundamentals of our business were strong in the first nine months of 2006. We increased our net operating income from our property operations segment to $486.2 million for the nine months ended September 30, 2006 from $291.1 million from the same period in 2005. The increase was primarily a result of the growth in our direct-owned operating portfolio, as well as an increase in same store net operating income (as defined below) for assets we own directly. Our direct-owned operating portfolio increased due to the Catellus Merger and other acquisitions, offset partially by dispositions.
     We increased our total operating portfolio of industrial distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and CDFS joint ventures, to 381.0 million square feet at September 30, 2006 from 349.7 million square feet at December 31, 2005. Our stabilized leased percentage (as defined below) was 94.7% at September 30, 2006, compared with 94.5% at December 31, 2005. Our same store net operating income increased by 3.0% in the first nine months of 2006 over the same period in 2005 and our same store average occupancy increased by 3.2% for the nine months ended September 30, 2006 as compared to the same period in 2005. Same store rent growth was a positive 1.0% in the first nine months of 2006, compared with a negative 1.7% in the same period in 2005.
     We increased our net operating income from the fund management segment to $157.9 million for the nine months ended September 30, 2006 from $85.3 million for the same period in 2005. The increase was primarily due to the acquisition of ProLogis North American Properties Funds II, III and IV and subsequent contribution to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), as discussed below, as well as an increase in the properties managed by us on behalf of the property funds.
     Net operating income of the CDFS business segment increased 51.4% in the nine months ended September 30, 2006 to $304.3 million as compared to $201.0 million for the same period in 2005, due to increased levels of dispositions brought about by increased development activity, earnings from CDFS joint ventures, development fees and interest income due in part to activities acquired in the Catellus Merger, as well as the recognition of previously deferred proceeds from contributions. During the nine months ended September 30, 2006, we started development on projects with a total expected cost at completion of $1.7 billion and completed development projects at a total cost of $1.6 billion. This compares with the same period in 2005 when we started development projects with a total expected cost at completion of $1.7 billion and completed development projects at a total cost of $1.0 billion. We believe the increased development activity, along with the access to capital through the property funds and positive leasing activity, will continue to support increased contribution activity to the property funds.
     Key Transactions during the nine months ended September 30, 2006
•	In September 2006, ProLogis European Properties (“PEPR”) completed an initial public offering (“IPO”) on an Amsterdam stock exchange. As the manager of the property fund, we are entitled to an incentive return based on the internal rate of return that the pre-IPO unit holders earned. In September, we received an initial incentive allocation of €53.5 million paid in additional ordinary units, which increased our investment by $68.6 million and our ownership interest to 24.0%. The final incentive return was determined on October 22, 2006 as approximately $109 million, including the initial allocation of units and net of certain expenses. As the amount was not fixed and determinable at September 30, 2006, the revenue will be recognized in the fourth quarter of 2006. See Note 3 to our Consolidated Financial Statements in Item 1 for more details.

•	During the first nine months of 2006, we generated net proceeds of $1.1 billion from contributions and sales of CDFS assets, excluding discontinued operations. This includes contributions to our recently formed property funds in Japan and North America.

•	During the nine months ended September 30, 2006, we disposed of 65 CDFS and non-CDFS properties to third parties, which are included in discontinued operations, generated net proceeds of $656.3 million and resulted in the recognition of $110.2 million of gains.

•	During the nine months ended September 30, 2006, we acquired 11.5 million square feet of operating properties with a total expected investment of $656.0 million, primarily to be rehabilitated and/or repositioned for future contribution to a property fund.

•	During the nine months ended September 30, 2006, one of our CDFS joint ventures, LAAFB JV, sold land that it had redeveloped to a third party homebuilder and essentially completed operations. During this period, our proportionate share of the earnings of LAAFB JV were $35.0 million and we recognized a net tax expense of $14.6 million. See Note 3 to the Consolidated Financial Statements in Item 1 for more information.

•	In February 2006, we formed the North American Industrial Fund, which will primarily own industrial distribution properties in the United States and Canada.

•	On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (“Funds II-IV”) from our fund partner. In March 2006, we contributed substantially all of the assets and associated liabilities we obtained in this acquisition to the North American Industrial Fund. In connection with this transaction, we recognized $59.1 million and $12.5 million of income in our fund management and CDFS business segments, respectively. See further discussion below and in Note 3 to our Consolidated Financial Statements in Item I.

•	In August 2006, we issued $250.0 million of senior notes with a variable rate of interest based on the London Interbank Offered Rate (“LIBOR”), plus a margin, due August 2009.

•	In June 2006, we increased our borrowing capacity on our global senior credit facility (“Global Line”) from $2.6 billion to $3.4 billion.

•	In March 2006, we issued $450.0 million of 5.5% senior notes due April 2012 and $400.0 million of 5.75% senior notes due April 2016.

     Results of Operations
  Nine months ended September 30, 2006 and 2005
     Net earnings attributable to common shares were $517.9 million and $261.6 million for the nine months ended September 30, 2006 and 2005, respectively. Basic and diluted net earnings attributable to common shares was $2.11 and $2.04 per share, respectively, for the nine months ended September 30, 2006 and $1.38 and $1.33 per share, respectively, for the nine months ended September 30, 2005. The increase in net earnings in 2006 over 2005 is primarily due to the termination of Funds II-IV, increased gains on contributions of properties to property funds, improved property operating performance, and the Catellus Merger (including increased development management fees, interest income and earnings from CDFS joint ventures and gains on dispositions of assets to third parties).
  Portfolio Information
     In the discussion that follows, we present the results of operations by reportable business segment. See Note 12 to our Consolidated Financial Statements in Item 1 for further description of our segments. The following table summarizes our total operating portfolio of industrial and retail properties, excluding properties under development, and including properties owned by us (including properties that were developed or acquired in the CDFS business segment and are pending contribution), the property funds and CDFS joint ventures (square feet in thousands):

	September 30, 2006		December 31, 2005		September 30, 2005
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations	1,477	203,264	1,461	186,663	1,455	180,442
Fund management	801	173,001	752	159,769	737	157,246
CDFS business	29	4,760	23	3,283	23	3,286

Totals	2,307	381,025	2,236	349,715	2,215	340,974

     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 94.7% leased at September 30, 2006, 94.5% leased at December 31, 2005 and 93.7% leased at September 30, 2005. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.
   Same Store Analysis
     We evaluate the operating performance of the properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly and indirectly, by the property funds and by the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for the full quarter in which it was disposed and the corresponding period of the prior year. The same store portfolio aggregated 270.9 million square feet at September 30, 2006 and included only industrial distribution properties.
     Same store results were as follows:
•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 3.0% for the nine months ended September 30, 2006 over the same period in 2005, due to a 3.2% increase in rental income, partially offset by a 3.9% increase in rental expenses. The increase in rental expenses was primarily driven by increases in property insurance, which is largely recovered from our customers as rental recoveries included in rental income.

•	Average occupancy in the same store portfolio increased 3.2% for the nine months ended September 30, 2006 over the same period in 2005.

•	The same store portfolio’s rental rates, associated with leasing activity for space that has been previously leased by us, increased for the nine months ended September 30, 2006 by 1.0% over the same period in 2005.
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
     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $2.2 million and $8.5 million for the nine months ended September 30, 2006 and 2005, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.
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
  Operational Outlook
     Changes in economic conditions will generally impact customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. During 2006, leasing activity has continued to improve with our stabilized portfolio 94.7% leased at September 30, 2006. Market rental rates are beginning to increase in most of our markets. As a result, we have experienced positive rental rate growth or only modestly negative rental rate growth over the past several quarters and we expect to continue to see increasing rents. Growth in global trade continues to support strong market fundamentals, which in turn, supports the acceleration of leasing activity in our global development pipeline. We executed 77.2 million square feet of leases during the nine months ended September 30, 2006, an increase of 15% over the same period in 2005. We expect absorption of available space to continue to be strong throughout the remainder of 2006 and 2007. An important fundamental to our long-term growth is repeat business with our global customers. Approximately half of the space leased in our newly developed properties continues to be with repeat customers.
  Property Operations Segment
     The net operating income of the property operations segment consists of rental income and rental expenses from the industrial distribution and retail operating properties that we directly own. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in rental expenses in the property operations segment. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 12 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest. The net operating income from the property operations segment, excluding rental income and rental expenses associated with the industrial distribution and retail properties that are presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands).

	Nine Months Ended
	September 30,
	2006	2005
Rental income	$651,561	$399,191
Rental expenses	165,376	108,056

Total net operating income — property operations segment	$486,185	$291,135

     The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses for each period. Rental income includes net termination and renegotiation fees and rental expense recoveries of $136.2 million and $78.4 million for the nine months ended September 30, 2006 and 2005, respectively.
     When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the fund management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses. The increases in rental income and rental expenses, in 2006 over 2005, are due primarily to the increase in properties owned resulting from the Catellus Merger and other acquisitions and increases in the net operating income of the same store properties we directly own. The increase in the number of properties under management has also contributed to the increase in rental expenses.
  Fund Management Segment
     The net operating income of the fund management segment consists of: (i) earnings or losses recognized under the equity method from our investments in the property funds; (ii) fees and incentives earned for services performed on behalf of the property funds; and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; and (vi) gains on dispositions of properties. The fluctuations in income we recognize in any given period are primarily the result of: (i) variances in the income and expense items of the property funds; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. The costs of the property management function for the properties owned by the property funds and performed by us are reported in the property operations segment and the costs of the fund management function are included in general and administrative expenses. See Notes 3 and 12 to our Consolidated Financial Statements in Item 1 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.
     The net operating income from the fund management segment was as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
North American property funds (1)	$100,285	$42,127
ProLogis European Properties (2)	42,698	34,527
Japan property funds (3)	14,964	8,664

Total net operating income — fund management segment	$157,947	$85,318

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 10 and 12 funds at September 30, 2006 and 2005, respectively. Our ownership interests ranged from 11.2% to 50.0% at September 30, 2006. These property funds on a combined basis owned 496 and 468 properties at September 30, 2006 and 2005, respectively.

In January 2006, we purchased the 80% ownership interests from our fund partner in Funds II-IV and subsequently contributed substantially all of the assets and associated liabilities to the North American Industrial Fund. In connection with this transaction, we earned an incentive return of $22.0 million and we recognized $37.1 million in income, representing our proportionate share of the net gain recognized by Funds II-IV upon termination. See Note 3 to our Consolidated Financial Statements in Item 1. These assets were recorded by the North American Industrial Fund at fair value, which resulted in additional depreciation expense and decreased net income in 2006 over 2005 in the property funds.

(2)	Represents the income earned by us from our investment in one property fund, previously referred to as ProLogis European Properties Fund. Since its IPO in September, as discussed earlier, it is now referred to as ProLogis European Properties or PEPR. PEPR has continued to acquire properties, primarily from us, and increase its portfolio size since it began operations in 1999. PEPR owned 275 and 252 properties at September 30, 2006 and 2005, respectively. Our ownership interest in PEPR was 24.0% at September 30, 2006 and 21.6% at September 30, 2005. During the nine months ended September 30, 2006, PEPR incurred professional fees and other expenses related to the completion of its IPO, which resulted in a decrease of approximately $8.9 million in the earnings we recognized.

(3)	Amounts represent our 20% ownership interest in two property funds in Japan. ProLogis Japan Properties Fund I has increased its portfolio to 18 properties at September 30, 2006 from 17 properties at September 30, 2005. In September 2005, we formed a second property fund in Japan, ProLogis Japan Properties Fund II. During the nine months ended September 30, 2006, the fund acquired its first 12 properties, five of which were contributed by us.
  CDFS Business Segment
     Net operating income from the CDFS business segment consists primarily of: (i) gains and losses resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to rehabilitate and/or reposition; (ii) gains and losses from the dispositions of land parcels; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with the potential acquisition of CDFS business assets and land holding costs. See Note 12 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.
     For the nine months ended September 30, 2006, our net operating income in this segment, excluding discontinued operations, which is presented separately, was $304.3 million, as compared to $201.0 million for the same period in 2005, an increase of $103.3 million, or 51.4%. Net operating income of this segment increased $127.1 million or 61.3% when the gains from CDFS business transactions recognized as discontinued operations are included. In 2006 and 2005, 39.3% and 25.3% of the net operating income of this operating segment was generated in North America, 33.6% and 19.7% was generated in Europe and 27.1% and 55.0% was generated in Asia, respectively.

     The CDFS business segment’s net operating income includes the following components (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
CDFS transactions:
Disposition proceeds, prior to deferral (1)	$1,088,323	$998,167
Proceeds deferred and not recognized (2)	(52,026)	(42,057)
Recognition of previously deferred amounts (2)	14,407	-
Cost of CDFS dispositions (1)	(821,054)	(762,955)

Net gains	229,650	193,155
Development management and other income (3)	26,525	12,580
Interest income on long-term notes receivable (4)	13,236	841
Net earnings from CDFS joint ventures (5)	43,428	200
Other expenses and charges (6)	(8,580)	(5,776)

Total net operating income — CDFS business segment	$304,259	$201,000

CDFS transactions recognized as discontinued operations (7):
Disposition proceeds	$222,612	$43,190
Cost of dispositions	(192,434)	(36,807)

Net CDFS gains in discontinued operations	$30,178	$6,383

(1)	During the nine months ended September 30, 2006, we contributed 40 buildings to the property funds (16 in North America, 19 in Europe and five in Japan) generating a net gain of $195.1 million, compared with 32 buildings contributed during the same period in 2005 (18 in North America, 11 in Europe and three in Japan) generating a net gain of $179.2 million. In addition, we recognized net gains of $20.2 million and $14.0 million from the disposition of land parcels during the nine months ended September 30, 2006 and 2005, respectively.

(2)	When we contribute a property to a property fund in which we have an ownership interest, we do not recognize a portion of the proceeds in the computation of the gain resulting from the contribution, based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the property fund that acquires the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the respective property fund. We adjust our proportionate share of earnings or losses that we recognize under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

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

(3)	Amounts include fees we earned for the performance of development activities. The increase in 2006 is due primarily to development management activities undertaken since the Catellus Merger and increased development management activity in Europe.

(4)	Amounts represent interest income earned on notes receivable related to previous property sales that were acquired in the Catellus Merger.

(5)	Represents the net earnings we recognized under the equity method from our investments in CDFS joint ventures. The increase in 2006 is due primarily to earnings recognized in our investments in joint ventures acquired in connection with the Catellus Merger. Included in the earnings for the nine months ended September 30, 2006 was $35.0 million, representing our proportionate share of the earnings of the LAAFB JV. As our investment in LAAFB JV is held in a taxable subsidiary, we also recognized the associated income tax effects (see further discussion in “Income Taxes” below).

(6)	Includes land holding costs and charges for previously capitalized pursuit costs related to potential CDFS business segment projects when the acquisition is no longer probable.

(7)	Includes 12 CDFS business properties aggregating 1.7 million square feet and five CDFS business properties aggregating 0.5 million square feet that were sold to third parties during the nine months ended September 30, 2006 and 2005, respectively, that met the criteria to be presented as discontinued operations.
     Income from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to generate a profit from these activities; and (iv) our success in raising capital to be used by the property funds to acquire the properties we developed or repositioned. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment and we continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.
  Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $110.4 million and $72.7 million for the nine months ended September 30, 2006 and 2005, respectively. Fluctuations in general and administrative expenses are influenced by the various business initiatives we are undertaking in a given period. The increase in general and administrative expenses in 2006 over 2005 is primarily due to the overall growth of the company resulting from the continuing international expansion of our operating platform, the Catellus Merger and the formation of additional property funds.
     Depreciation and Amortization
     Depreciation and amortization expenses were $211.8 million and $126.9 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in 2006 over 2005 is due to the real estate assets and intangible lease assets acquired in the Catellus Merger and other acquisitions and, to a lesser extent, improvements made to the properties in our property operations segment.
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
     Interest Expense
     The following table presents the components of interest expense (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Gross interest expense	$292,006	$151,986
Amortization of premium, net	(9,525)	(864)
Amortization of deferred loan costs	4,253	4,216

Interest expense before capitalization	286,734	155,338
Less: capitalized amounts	(69,801)	(41,535)

Net interest expense	$216,933	$113,803

     The increase in interest expense for the nine months ended September 30, 2006, as compared with the same period in 2005, is due to increases in our borrowings, primarily as a result of the Catellus Merger, our increased investments in property funds and CDFS joint ventures, individual and portfolio acquisitions and increased development activity, offset somewhat by a decrease in our weighted average interest rates and additional capitalized interest. The increase in capitalized interest for the nine months ended September 30, 2006, as compared with the same period in 2005, is due to the significant increase in our development activities.
     Foreign Currency Exchange Gains, Net
     We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed a permanent source of capital to the subsidiary or investee. If the intercompany debt is deemed not permanent in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to a portion of our projected net operating income from our operations in Europe and Japan. See Note 14 to our Consolidated Financial Statements in Item 1.
     Generally, the amount of net foreign currency exchange gains or losses recognized in our results of operations is a function of movements in exchange rates, the levels of intercompany and third party debt outstanding and the currency in which such debt is denominated as compared to the functional currency of the entities that are parties to the debt agreements. The net foreign currency exchange amounts recognized in our results of operations were as follows (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Gains from remeasurement of certain intercompany and third party debt, net	$9,633	$4,553
Gains (losses) from the settlement of certain intercompany and third party debt, net(1)	6,209	(4,860)
Transaction losses, net	(585)	(243)
Derivative financial instruments (2):
Expense associated with contracts settled during the period	(748)	(605)
Mark-to-market (losses) gains on outstanding contracts, net	(491)	1,247
Gains realized at settlement of contracts (1)	2,431	8,231

Totals	$16,449	$8,323

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in our results of operations as a realized gain or loss in the period that the settlement occurs. During 2006 and 2005, we recognized gains of $6.2 million and losses of $6.8 million, respectively, due to the settlement of intercompany loans denominated in British pound sterling. In addition, during 2006 and 2005, we recognized gains of $2.4 million and $5.8 million, respectively, associated with contracts that settled during the period and were designed to manage the foreign currency fluctuations of these intercompany loans.

(2)	We enter into foreign currency put option contracts related to our operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and we mark the derivative to market as of the end of each subsequent reporting period and the related gains or losses are recorded in our earnings. Upon settlement of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a realized gain.

     Income Taxes
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. Certain of our consolidated subsidiaries in the United States are subject to federal income taxes and we are taxed in certain states in which we operate. In addition, many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their local law to our entities that operate in their jurisdiction. Accordingly, we recognize income taxes for these jurisdictions, as appropriate.
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
     For federal income tax purposes, the Catellus Merger was treated as a tax-free transaction resulting in a carryover basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we recorded all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, we recognized the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair values of these assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability.
     During the nine months ended September 30, 2006 and 2005, our current income tax expense was $75.9 million and $7.2 million, respectively. The increase in 2006 over 2005 is due primarily to; (i) increased CDFS disposition income that is taxable in foreign jurisdictions; (ii) increased earnings from our investments in CDFS joint ventures and increased development management fees within our taxable subsidiaries; and (iii) increased interest charges due to the increase in income tax liabilities as a result of the Catellus Merger. During the nine months ended September 30, 2006, we recognized a deferred tax benefit of $16.8 million, compared with deferred tax expense of $8.2 million in the same period of 2005. This variance is caused primarily by the reversal of deferred tax liabilities recorded in connection with our investments in CDFS joint ventures acquired in the Catellus Merger.
     Discontinued Operations
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as discontinued operations in the statements of earnings. From time to time, we dispose of properties to third parties that are included in our property operations segment. The results of operations for these properties, as well as the gain or loss recognized upon disposition, are included in discontinued operations. In addition, as of September 30, 2006, we had 23 office, retail and industrial properties classified as held for sale and therefore, the results of operations of those properties are also included in discontinued operations. See Note 6 to our Consolidated Financial Statements in Item 1.
  Three Months Ended September 30, 2006 and 2005
     The changes in net earnings attributable to common shares and its components for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 are similar to the changes for the nine-month periods ended on the same dates, other than the items related to the termination of Funds II-IV and our earnings from CDFS joint ventures, both as discussed earlier.

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
     In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to, or previously owned by, commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, we recorded a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, we will incur environmental remediation costs associated with certain land parcels in connection with the future development of the land and have recorded a liability for the estimated costs of remediation. We purchase various environmental insurance policies to mitigate our potential exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
Liquidity and Capital Resources
  Overview
     We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.
     Our credit facilities, primarily the Global Line, provide liquidity and financial flexibility that allows us to efficiently respond to market opportunities and execute our business strategy. Regular repayments of our credit facilities are necessary to allow us to maintain adequate liquidity. We anticipate future repayments of the borrowings under our credit facilities will be funded primarily through the proceeds from future property contributions and dispositions and from proceeds generated by future issuances of debt or equity securities, depending on market conditions.
     In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for the remainder of 2006 and future years:
•	development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	acquisitions of properties in the CDFS business segment;

•	acquisitions of land for future development in the CDFS business segment;

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment;

•	capital expenditures on properties; and

•	scheduled principal and interest payments and repayment of debt that is scheduled to mature.
     We expect to fund cash needs for the remainder of 2006 and future years primarily with cash from the following sources, all subject to market conditions:
•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds;

•	proceeds from the contributions of properties to property funds;

•	proceeds from the sale of certain properties, including properties acquired in the Catellus Merger that are classified as held for sale;

•	proceeds from the disposition of land parcels and properties to third parties;

•	borrowing capacity under the Global Line or other credit facilities;

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans.
     On August 24, 2006, we issued $250.0 million of senior notes due August 24, 2009. Interest on the notes will accrue at a variable rate based on the London Interbank Offered Rate (“LIBOR”) plus a margin (5.65% at September 30, 2006). We received net proceeds to repay borrowings under our Global Line and for general corporate purposes.
     In July 2006, we completed the exchange and registration of senior notes that were issued in a private placement in November 2005. We also repaid $250.0 million in senior notes that matured.
     On March 27, 2006, we issued $450.0 million of 5.5% senior notes due April 1, 2012 and $400.0 million of 5.75% senior notes due April 1, 2016. We used the net proceeds to repay short-term borrowings under the bridge facility used in the Catellus Merger and the Global Line.
     During the nine months ended September 30, 2006, we received proceeds of approximately $124 million due to the issuance of 3.2 million shares under our various common share plans. See Note 11 to our Consolidated Financial Statements in Item 1.
     We are committed to offer to contribute substantially all of our stabilized industrial development properties in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $1.2 billion was unfunded at September 30, 2006. We are committed to offer to contribute certain existing industrial distribution properties in the United States and Mexico to ProLogis North American Properties Fund V, prior to offering for contribution or sale to any third party, subject to certain conditions, through December 31, 2006. We estimate our remaining commitment under this arrangement is approximately $200 million at September 30, 2006.
     We are committed to offer to contribute all of our stabilized development properties available in Japan to ProLogis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $421.5 million was unfunded at September 30, 2006.
     As discussed earlier, PEPR completed an IPO in September 2006. In connection with the IPO, we entered into a property contribution agreement under which, we are committed to offer to contribute certain stabilized properties to PEPR having an aggregate contribution value of €200 million (the currency equivalent of $253.2 million at September 30, 2006), in specified markets in Europe through September 30, 2007, subject to the property meeting certain leasing and other criteria.
     These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt or equity capital to acquire the properties that we expect to offer to contribute during the remainder of 2006 and in 2007. Should the property funds choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.

     There can be no assurance that if these property funds do not continue to acquire the properties we have available, we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.
     In connection with the Catellus Merger, we acquired investments in office and hotel properties. Our long-term investment objectives do not include investments in these sectors. As such, we have and will continue to dispose of these assets as market conditions and other business considerations allow. We expect to utilize the sales proceeds to fund our development and acquisition of industrial and retail properties, which will be contributed to property funds or held for long-term investment in our property operations segment.
  Cash Provided by Operating Activities
     Net cash provided by operating activities was $566.6 million and $306.8 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by operating activities in 2006 over 2005 is due to the increase in earnings, which is more fully discussed above. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
  Cash Investing and Cash Financing Activities
     For the nine months ended September 30, 2006 and 2005, investing activities used net cash of $1.4 billion and $2.0 billion, respectively. The net cash used is summarized as follows:
•	Investments in real estate required cash of $2.7 billion during the nine months ended September 30, 2006 and $1.8 billion for the same period in 2005. These amounts include the acquisition of operating properties (62 properties and 19 properties with an aggregate purchase price of $627.1 million and $343.6 million in 2006 and 2005, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At September 30, 2006, we had 95 properties aggregating 24.7 million square feet under development, with a total expected investment of $2.0 billion.

•	Invested cash of $168.3 million and $42.3 million during the nine months ended September 30, 2006 and 2005 in new, existing and potential unconsolidated investees. These additional investments were primarily in CDFS joint ventures in China, including $42.2 million that was escrowed for future potential investments subject to the attainment of certain performance criteria. In January 2006, we made a $55.0 million investment in a preferred interest in ProLogis North American Properties Fund V, which we sold in August 2006, as discussed below.

•	Received proceeds from unconsolidated investees as a return of investment of $100.2 million and $27.5 million during the nine months ended September 30, 2006 and 2005, respectively (including $42.0 million from LAAFB JV and $55.0 million related to the sale of a preferred interest in ProLogis North American Properties Fund V, both of which occured in 2006).

•	Generated net cash from contributions and dispositions of properties and land parcels of $1.6 billion and $1.0 billion during the nine months ended September 30, 2006 and 2005, respectively.

•	Invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in Funds II-IV during the first quarter of 2006.

•	Generated net cash proceeds from payments on notes receivable related to dispositions of assets of $70.5 million and $60.0 million during the nine months ended September 30, 2006 and 2005, respectively.
     For the nine months ended September 30, 2006 and 2005, financing activities provided net cash of $1.1 billion and $1.7 billion, respectively, as summarized below.

•	We issued $1.1 billion of senior notes and repaid $250.0 million of maturing senior notes, resulting in net proceeds of $851.2 million during the nine months ended September 30, 2006. Received net proceeds from issuance of other debt of $478.0 million for the nine months ended September 30, 2006 (net of $135.0 million of secured debt that was paid off prior to maturity) and $1.9 billion for the corresponding period in 2005.

•	Distributions paid to holders of common shares were $293.8 million and $207.2 million during the nine months ended September 30, 2006 and 2005, respectively. Dividends paid on preferred shares were $19.1 million for both the nine months ended September 30, 2006 and 2005.

•	Generated net proceeds from sales and issuances of common shares of $123.9 million and $38.3 million for the nine months ended September 30, 2006 and 2005, respectively. This includes $106.4 million received for the issuance of 1.9 million shares under our Continuous equity offering plan. Pursuant to our Continuous equity offering plan, Cantor Fitzgerald & Co. is entitled to receive compensation of up to 2.25% of the gross sales price per share for any shares sold under the plan as agreed with Cantor Fitzgerald & Co. on a transaction by transaction basis.
  Borrowing Capacities
     In June 2006, we increased our borrowing capacity on our Global Line to $3.4 billion from $2.6 billion. At September 30, 2006, we had available credit facilities, including the Global Line of $3.5 billion. Under these facilities, we had outstanding borrowings of $2.8 billion and $123.6 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of $600 million.
  Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $1.3 billion at September 30, 2006, of which $0.9 billion relates to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at September 30, 2006 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership %
ProLogis California	$609.8	$326.3	50.0
ProLogis North American Properties Fund I	332.5	242.3	41.3
ProLogis North American Properties Fund V	1,541.8	812.2	11.2
ProLogis North American Properties Fund VI	510.4	307.0	20.0
ProLogis North American Properties Fund VII	383.3	229.0	20.0
ProLogis North American Properties Fund VIII	191.6	112.0	20.0
ProLogis North American Properties Fund IX	192.8	122.5	20.0
ProLogis North American Properties Fund X	216.2	135.0	20.0
ProLogis North American Properties Fund XI	229.4	66.3	20.0
ProLogis North American Industrial Fund	921.9	552.9	20.0
ProLogis European Properties	4,783.7	2,497.5	24.0
ProLogis Japan Properties Fund I	1,218.7	534.1	20.0
ProLogis Japan Properties Fund II	716.4	252.1	20.0

Total property funds	$11,848.5	$6,189.2

(1)	As of September 30, 2006, we had no outstanding guarantees related to any debt of the unconsolidated property funds.
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

     In December 2005, our Board of Trustees (the “Board”) approved an increase in the annual distribution for 2006 from $1.48 to $1.60 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. We paid distributions of $0.40 per common share for the first three quarters of 2006 on February 28, 2006, May 31, 2006 and August 31, 2006.
     At September 30, 2006, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
     Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
     Other Commitments
     At September 30, 2006, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately 3.0 million square feet and land aggregating 1,431 acres at an estimated total acquisition cost of approximately $480 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.
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
     FFO attributable to common shares as defined by us was $656.3 million and $387.6 million for the nine months ended September 30, 2006 and 2005, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$517,861	$261,645
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	204,766	121,813
Additional CDFS proceeds recognized	466	—
Gains recognized on dispositions of certain non-CDFS business assets, net	(13,709)	—
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets, net	(80,037)	(38,840)
Real estate related depreciation and amortization	5,242	6,850

Totals discontinued operations	(74,795)	(31,990)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	47,834	39,947
Gains on dispositions of non-CDFS business assets	(6,753)	(805)
Other amortization items	(14,199)	(4,061)

Totals unconsolidated investees	26,882	35,081

Totals NAREIT defined adjustments	143,610	124,904

Subtotals — NAREIT defined FFO	661,471	386,549
Add (deduct) our defined adjustments:
Foreign currency exchange gains, net	(9,115)	(7,749)
Current income tax expense	23,191	—
Deferred income tax (benefit) expense	(16,780)	8,190
Reconciling items attributable to discontinued operations:
Assets disposed of — deferred income tax benefit	—	(213)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	130	(263)
Deferred income tax (benefit) expense	(2,634)	1,090

Totals unconsolidated investees	(2,504)	827

Totals our defined adjustments	(5,208)	1,055

FFO attributable to common shares as defined by us	$656,263	$387,604

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As of September 30, 2006, no material changes had occurred in our interest rate risk or foreign currency risk as discussed in our 2005 Annual Report on Form 10-K. Also, see Note 14 to our Consolidated Financial Statements in Item 1 for information related to instruments that we utilize to manage certain of these risks.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2006. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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

Item 1A. Risk Factors
     As of September 30, 2006, no material changes had occurred in our risk factors as discussed in our 2005 Annual Report on Form 10-K.
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
Executive Vice President and Chief Financial Officer

By:	/s/ Jeffrey S. Finnin

Jeffrey S. Finnin
Senior Vice President and Chief Accounting Officer
Date: November 7, 2006

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