Form 10-K
period 2006-12-31
PROLOGIS
filed 2007-02-28
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission File Number 1-12846

PROLOGIS
(Exact name of registrant as specified in its charter)

Maryland	74-2604728
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

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
(Check one)     Large Accelerated Filer ☑          Accelerated Filer ☐          Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

Based on the closing price of the registrant’s shares on June 30, 2006, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $12,721,119,420.

At February 22, 2007, there were outstanding approximately 256,237,200 common shares of beneficial interest of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2007 annual meeting of its shareholders are incorporated by reference in Part III of this report.

Item	Description	Page

PART III
10.	Directors, Executive Officers and Corporate Governance	60
11.	Executive Compensation	60
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60
13.	Certain Relationships and Related Transactions, and Director Independence	60
14.	Principal Accounting Fees and Services	60

PART IV
15.	Exhibits, Financial Statement Schedules	61
Sales Agreement
Statement re: Computation of Ratio of Earnings to Fixed Charges
Statement re: Computation of Ratio of Earnings to Combined Fixed Charges
Subsidiaries
Consent of KPMG LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906
Registration Rights Agreement

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

ProLogis

We are the world’s largest owner, manager and developer of industrial distribution facilities. Our business strategy is designed to achieve long-term sustainable growth in cash flow and a high level of return for our shareholders. We manage our business by utilizing the ProLogis Operating System®, an organizational structure and service delivery system that we built around our customers. When combined with our international network of distribution properties, the ProLogis Operating System enables us to meet our customers’ distribution space needs on a global basis. We believe that by integrating international scope and expertise with a strong local presence in our markets, we have become an attractive choice for our targeted customer base, the largest global users of distribution space.

We are organized under Maryland law and have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Our world headquarters is located in Denver, Colorado. Our European headquarters is located in the Grand Duchy of Luxembourg with our European customer service headquarters located in Amsterdam, the Netherlands. Our regional offices in Asia are located in Tokyo, Japan and Shanghai, China. Our common shares were first listed on the New York Stock Exchange (“NYSE”) in March 1994 and currently trade under the ticker symbol “PLD”.

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

Business Strategy and Global Presence

We were formed in 1991 as an owner of industrial distribution space operating in the United States with a primary objective of differentiating ourselves from our competition by focusing on our corporate customers’ distribution space requirements on a national, regional and local basis and providing customers with consistent levels of service throughout the United States. As our customers’ needs expanded to markets outside the

United States, so did our portfolio and our management team. We currently have operations in North America, Europe and Asia. Our business strategy is to hold certain investments on a long-term basis and generate income from leasing space to our customers, develop properties primarily for contribution to property funds in which we maintain an ownership interest and manage those property funds and the properties they own. Since our inception, we have grown and expect to continue to do so through the development and selective acquisition of properties, individually and as portfolios, in targeted markets. In September 2005, we completed a merger whereby Catellus Development Corporation (“Catellus”) was merged into one of our subsidiaries (the “Catellus Merger”). In connection with the Catellus Merger, we added approximately $4.5 billion of real estate assets to our direct owned investments. As of December 31, 2006, our direct owned real estate investments totaled $14.0 billion.

At December 31, 2006, our total portfolio of properties owned, managed and under development, including direct-owned properties and properties owned by property funds and other joint ventures, consisted of 2,466 properties aggregating 422.0 million square feet and serving 4,709 customers in 80 markets in North America, Europe and Asia.

Distribution facilities are a crucial link in the modern supply chain, and they serve three primary purposes for supply-chain participants: (i) ensure accurate and seamless flow of goods to their appointed destinations; (ii) function as processing centers for goods; and (iii) enable companies to store enough inventory to meet unexpected surges in demand and to cushion themselves from the impact of a break in the supply chain.

The primary business drivers across the globe continue to be the need for greater distribution network efficiency and state-of-the-art facilities to support the growing business of global trade. After 15 years in operation, our focus on our customers’ expanding needs and improving their supply-chain operations has enabled us to become the world’s largest owner, manager and developer of industrial distribution facilities.

Our Operating Segments

Our business is primarily organized into three reportable business segments: (i) property operations, (ii) fund management and (iii) CDFS business. The following discussion of our business segments should be read in conjunction with “Item 1A. Risk Factors”, our property information presented in “Item 2. Properties”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our Consolidated Financial Statements in Item 8.

Operating Segments — Property Operations

The property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our investment strategy in the property operations segment focuses primarily on the ownership and leasing of generic industrial distribution properties in key distribution markets.

Investments

At December 31, 2006, our property operations segment consisted of 1,473 operating properties aggregating 204.7 million square feet in North America, Europe and Asia. The properties are primarily distribution properties, other than 27 retail properties located in North America and aggregating 1.1 million square feet.

During 2006, we increased our investments in our property operations segment through the acquisition of 74 properties, aggregating 13.5 million square feet representing an investment of $735.4 million, through various individual and/or portfolio acquisitions. These properties were acquired primarily in the CDFS business segment for future contribution to an unconsolidated property fund. It is our policy to hold acquired properties for long-term investment, although we often reduce our ownership to less than 100% through the contribution to a property fund resulting in the realization of a portion of the development or repositioning profits. We also acquire properties through tax deferred exchanges that result in our holding the properties for long-term investment. In addition, we have increased our investment in the property operations segment through the development of distribution and retail properties, which are pending contribution to a property fund or sale to a third party, as further discussed below. Included in this segment at December 31, 2006 were 205 operating properties aggregating 49.8 million square feet at a total investment of $3.1 billion that were developed or acquired in the CDFS business segment but are included in the property operations segment’s assets pending contribution or sale.

We partially offset the increases in our investments by the disposition of 92 properties from this segment aggregating 7.7 million square feet with an investment of $207.5 million at the time of disposition, which were sold to third parties or contributed to property funds, and the disposal of 70 properties from the CDFS business segment, as discussed below.

On a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolios of properties.

Results of Operations

We earn rent from our customers under long-term operating leases, including reimbursement of certain operating costs, in our properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through increases in properties owned and increases in occupancy rates and rental rates in our existing properties. Our strategy is to achieve these increases primarily through the acquisition of distribution properties, continued focus on our customers’ global needs for distribution space in the three continents in which we operate, and use of the ProLogis Operating System. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are all reported in rental expenses in the property operations segment.

Market Presence

At December 31, 2006, the 1,473 properties aggregating 204.7 million square feet in the property operations segment were located in 39 markets in North America (33 markets in the United States, five markets in Mexico and one market in Canada), 22 markets in 11 countries in Europe and six markets in four countries in Asia. Our largest markets for the property operations segment in North America (based on investment in the properties) are Atlanta, Chicago, Dallas/Fort Worth, New Jersey and San Francisco (East and South Bay), and Southern California. Our largest investment in the property operations segment in Europe is in the United Kingdom and our largest investment in Asia is in Japan. Direct-owned properties in Europe and Asia primarily consist of properties that were developed or acquired in the CDFS business segment that are pending contribution or sale. See “— Operating Segments — CDFS Business” and “Item 2. Properties”.

Competition

In general, numerous other distribution properties are located in close proximity to our properties. The amount of rentable distribution space available in any market could have a material effect on our ability to rent space and on the rents that we can earn. In addition, in many of our submarkets, institutional investors and owners and developers of properties (including other REITs) compete for the acquisition, development and leasing of space. Many of these entities have substantial resources and experience. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. We believe we have differentiated ourselves from our competitors, as we are the largest owner, manager and developer of industrial distribution facilities, which has allowed us to operate on a consistent basis as a provider of state-of-the-art facilities in what we believe are the key global markets.

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

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2006, we had 3,314 customers occupying 175.7 million square feet of distribution and retail space. Our largest customer and 25 largest customers accounted for 2.2% and 18.4%, respectively, of our annualized collected base rents at December 31, 2006.

Employees

We employ approximately 1,270 persons. Our employees work in North America (approximately 780 persons), in 12 countries in Europe (approximately 300 persons) and in five countries in Asia (approximately 190 persons). Of the total, approximately 615 employees are assigned to the property operations segment. We have approximately 340 employees who work in corporate positions and are not assigned to a segment who may assist with property operations segment activities. We believe our relationships with our employees are good, and our employees are not generally represented by collective bargaining agreements.

Future Plans

Our current business plan allows for the expansion of our network of operating properties as necessary to: (i) address the specific expansion needs of customers; (ii) initiate or enhance our market presence in a specific country, market or submarket; (iii) take advantage of opportunities where we believe we have the ability to achieve favorable returns; and (iv) expand our direct-owned business.

We intend to fund our investment activities in the property operations segment in 2007 primarily with operating cash flow from this segment, borrowings on existing or new credit facilities, additional debt and equity financing and the proceeds from contributions and dispositions of properties.

Operating Segments — Fund Management

The fund management segment represents the long-term investment management of property funds and the properties they own. We utilize our leasing and property management expertise to efficiently manage the properties and the funds. The costs of the property management function for both our direct-owned portfolio and the properties owned by the property funds are reported in the property operations segment and the costs of the fund management function are included in general and administrative expenses.

Our property fund strategy:

•	allows us, as the manager of the property funds, to maintain the market presence and customer relationships that are the key drivers of the ProLogis Operating System;

•	allows us to maintain a long-term ownership position in the properties;

•	allows us to realize a portion of the development profits from our CDFS business activities by contributing our stabilized development properties to property funds (profits are recognized to the extent of third party investment in the property fund);

•	provides diversified sources of capital;

•	allows us to earn fees for providing services to the property funds; and

•	provides us an opportunity to earn incentive performance participation income based on the investors’ returns over a specified period.

Investments

As of December 31, 2006, we had investments in and advances to 13 property funds totaling $981.8 million with ownership interests ranging from 11.3% to 50.0%. These investments are in North America — ten aggregating $416.8 million; Europe — one at $430.8 million; and Japan — two aggregating $134.2 million. These property funds own, on a combined basis, 843 distribution properties aggregating 181.3 million square feet with a total entity investment (not our proportionate share) in operating properties of $12.3 billion. We act as manager of each property fund.

During 2006, the property funds had the following activities:

•	During 2006, we contributed 94 properties aggregating 18.7 million square feet to the property funds for net proceeds of $1.4 billion, prior to deferral of a portion of the gain due to our continuing ownership in the entities acquiring the properties.

•	On a combined basis, the property funds acquired eight properties from third parties, aggregating 2.2 million square feet.

•	In September 2006, ProLogis European Properties (currently referred to as “PEPR” and formerly known as ProLogis European Properties Fund) completed an initial public offering (“IPO”) on the Euronext Amsterdam stock exchange in which the selling unitholders offered 49.8 million ordinary units. The IPO allowed us, as the manager, to recognize an incentive return of $109.2 million based on the internal rate of return that the pre-IPO unitholders earned. After the IPO, our ownership interest in PEPR increased to 24.0%.

•	We made our first contributions to the ProLogis Japan Properties Fund II, which was formed in late 2005.

•	We formed the North American Industrial Fund, with several institutional investors, which will primarily own distribution properties in major distribution markets throughout the United States and Canada and we made our first contributions.

•	On January 4, 2006, we purchased the remaining 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV held by our fund partner and in March 2006, we contributed substantially all of the assets and associated liabilities we obtained in this acquisition to the North American Industrial Fund. We recognized an aggregate of $71.6 million in earnings related to this transaction, including an incentive return of $22.0 million.

See Note 4 to our Consolidated Financial Statements in Item 8 for more information on these activities.

Results of Operations

We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds in this segment. We earn certain fees for services provided to the property funds, such as property management, asset management, acquisition, financing and development fees. We may earn incentives depending on the return provided to the fund partners over a specified period of time. We expect growth in income recognized to come from newly created property funds and growth in existing property funds. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to our leasing and property management efforts from our property operations segment.

Market Presence

At December 31, 2006, the property funds on a combined basis owned 843 properties aggregating 181.3 million square feet located in 37 markets in North America (the United States and Mexico), 27 markets in 11 countries in Europe and five markets in Asia (Japan).

Competition

As the manager of the property funds, we compete with other fund managers for institutional capital throughout the capital markets. As the manager of the properties owned by the property funds, we compete with the other distribution properties located in close proximity to the properties owned by the property funds. The amount of rentable distribution space available in any market could have a material effect on the ability to rent space and on the rents that can be earned in the fund properties.

Property Management

We manage the properties owned by the property funds in our property operations segment utilizing our leasing and property management experience and the ProLogis Operating System. Our business strategy includes a customer service focus that enables us to provide responsive, professional and effective property management services at the local level. To enhance our management services, we have developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism in all markets and to enable our property management team members to give the proper level of attention to our customers throughout our network.

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users in both our direct-owned properties and those properties we manage on behalf of the property funds. At December 31, 2006, the property funds, on a combined basis, had 1,523 customers occupying 174.7 million square feet of distribution space. The largest customer and 25 largest customers of the property funds, on a combined basis, accounted for 2.7% and 24.7%, respectively, of the total combined annualized collected base rents at December 31, 2006.

Employees

The property funds generally have no employees of their own. We have approximately 45 employees who work in corporate positions assigned to the management of the property funds in our fund management segment. Employees in our property operations segment are responsible for the management of the properties owned by the property funds. Our other 340 corporate employees may assist with these activities as well. We believe that our relationships with our employees are good, and our employees are generally not represented by a collective bargaining agreement.

Future Plans

We expect an overall increase in our investments in the property funds. We expect to achieve this increase through the existing property funds’ acquisition of properties that have been developed or acquired by us in the CDFS business segment, as well as from third parties. We also expect growth from property funds that may be formed in the future. We expect the fee income we earn from the property funds and our proportionate share of net earnings of the property funds will increase as the portfolios owned by the property funds increase.

Operating Segments — CDFS Business

Our CDFS business segment primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to it being contributed to a property fund. We also engage in mixed-use development activities.

Investments

At December 31, 2006, we had 114 distribution and retail properties aggregating 30.0 million square feet under development with a total expected cost at completion of $2.2 billion. Our properties under development at December 31, 2006 include:

•	North America: 44 properties in Canada, Mexico and the United States, for a combined total of 11.6 million square feet, with a total expected cost of $597.9 million (approximately 27.3% of the total);

•	Europe: 45 properties in ten countries, for a combined total of 10.3 million square feet, with a total expected cost of $844.0 million (approximately 38.5% of the total); and

•	Asia: 25 properties in China and Japan, for a combined total of 8.1 million square feet, with a total expected cost of $748.5 million (approximately 34.2% of the total).

In addition, at December 31, 2006, we had 205 operating properties aggregating 49.8 million square feet with a current investment of $3.1 billion that we had previously developed or acquired in the CDFS business segment. These properties and their results of operations are currently included in the property operations segment pending contribution or sale. This brings our total pipeline of direct-owned potential CDFS business disposition properties to $5.3 billion at December 31, 2006.

In addition to the properties under development and completed properties that we own directly, unconsolidated joint ventures in which we have an ownership interest had four distribution properties under development in Europe and China aggregating 0.5 million square feet with a total expected cost at completion of $22.6 million.

At December 31, 2006, we directly held 6,204 acres of land for future development with a current investment of $1.4 billion. The land is in North America (4,648 acres), Europe (1,397 acres) and Asia (159 acres). This land is primarily held for the future development of properties to be contributed to a property fund or sold to a third party, although some of the land will be sold as is or further developed and sold to third parties. In addition, we also directly control, through either letter of intent or option, another 4,092 acres in North America (1,758 acres), Europe (1,896 acres) and Asia (438 acres). The CDFS joint ventures in which we have an ownership interest also own or control another 625 acres for the future development of distribution properties within the venture.

During 2006, we had investment activity in the CDFS business segment as follows:

•	We started the development of 143 properties aggregating 35.6 million square feet with a total expected cost at completion of $2.5 billion. These projects either were completed during 2006, as discussed below, or are under development at December 31, 2006, as discussed above.

•	We completed the development of 102 properties aggregating 27.9 million square feet with a total expected cost of $2.2 billion. Either these projects were under development at December 31, 2005 or development began in 2006.

•	We contributed or disposed of 70 properties aggregating 15.6 million square feet that were developed or acquired by us in the CDFS business segment, including 15 properties reflected as discontinued operations. These transactions generated proceeds of $1.4 billion, after the deferral of $65.5 million of gains due to our continuing ownership in the entities acquiring the properties.

•	We acquired 2,242 acres of land for future development for $812.6 million.

•	We disposed of 851.5 acres of land for total proceeds of $122.5 million.

•	We invested $74.1 million in CDFS joint ventures operating in North America ($17.6 million) and Asia ($56.5 million). See Note 4 to our Consolidated Financial Statements in Item 8 for more information on our investments.

Results of Operations

We recognize income primarily from the contributions of developed and rehabilitated/repositioned properties to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we provide on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions; (iii) recognize net gains from the disposition of land parcels; and (iv) recognize our proportionate share of the earnings or losses generated by CDFS joint ventures in which we have an investment. We expect increases in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and mixed-use development activities for development fees and sales to third parties. Due to the nature of the income recognized in the CDFS business segment, the level and timing of income will vary between periods.

Market Presence

Our CDFS business segment operates in substantially all of the markets as our property operations segment. At December 31, 2006, we had properties under development in 23 markets in North America (18 in the United States, four in Mexico and one in Canada), in 16 markets in ten countries in Europe and in seven markets in two countries in Asia. At December 31, 2006, the land positions owned by us were located in 34 markets in North America (28 in the United States, five in Mexico and one in Canada), 19 markets in 11 countries in Europe and six markets in three countries in Asia.

Competition

In general, numerous other distribution properties are located in close proximity to our properties. The amount of rentable distribution space available in any market could have a material effect on our ability to rent space and on the rents that we can charge. In addition, in many of our submarkets, institutional investors and owners and developers of properties (including other REITs) compete for the acquisition, development and leasing of space. Many of these entities have substantial resources and experience. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years. We believe we have competitive advantages due to the strategic locations of our land positions owned or under control, our personnel who are experienced in the land entitlement process, our global experience in the development of distribution properties, our relationships with key customers established by our local personnel and our global customer base.

North America — there are a number of other national, regional and local developers engaged in the distribution property development markets where we conduct business. We compete with these developers for land acquisition and development opportunities. The market in North America is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. A key component of our success in the CDFS business segment in North America will continue to be our ability to develop and timely lease properties that will generate profits when contributed or sold and our ability to continue to access capital that allows for the continued acquisition of our properties by the property funds. We believe our existing land bank positions us to timely respond to development opportunities as they arise.

Europe — our competition in the CDFS business segment in Europe primarily comes from local and regional developers in our target markets. As in North America, the market in Europe is very competitive and is driven by the supply of new developments, access to capital and interest rate levels. During 2006, in addition to other land acquisitions, we added substantially to our land position in the United Kingdom, through a portfolio acquisition that will support more than 3.5 million square feet of distribution property development in the East and West Midlands, the country’s primary area for distribution and logistics.

Asia — our competition in the CDFS business segment in Asia comes primarily from local and regional developers. We face competition when trying to acquire land or, in the case of China, land rights. In late 2006, the central government of China promulgated a new policy to tighten the control of land administration. According to the new policy, the government will set the minimum price of industrial land use rights. All industrial land use rights will only be granted through an auction and bidding process. This new policy may make it more difficult and costly for us, as well as existing and future competitors, to acquire the land use rights necessary for development in China.

Customers

We use the customer relationships that we have developed in our property operations segment and the ProLogis Operating System in marketing our CDFS business. Approximately half of the space leased in the newly developed properties in our CDFS business segment continues to be with repeat customers.

Employees

We employ approximately 270 employees that are assigned to the CDFS business segment. Our employees assigned to another business segment or working at a corporate level may assist with CDFS business segment activities as well. We believe that our relationships with our employees are good and our employees are generally not represented by collective bargaining agreements.

Seasonal Nature of the Business

The demand for the properties that are developed or acquired in the CDFS business segment is not seasonal in nature. However, development activities may be impeded by weather in certain markets, particularly during the winter months, affecting the scheduling of development activities and potentially delaying construction starts and completions.

Future Plans

We intend to continue to conduct the business of the CDFS business segment substantially as we have in the past. To be successful in the CDFS business segment, we believe we must be able to: (i) develop, acquire and rehabilitate or reposition and lease properties on a timely basis; and (ii) have access to capital available to acquire our CDFS business properties. With respect to the first requirement for success, we have demonstrated that we have the ability to develop and acquire properties that can be contributed or disposed of to generate profits. The ability to lease our properties is dependent on customer demand. Properties contributed to property funds must generally meet specified leasing criteria. We experienced stronger leasing activity in 2006 than in prior years and expect absorption of available space to continue to be strong throughout 2007. Our market research and customer feedback indicate that consolidation and reconfiguration of supply chains driven by the need for distribution space will continue to favorably influence the demand for distribution properties that we plan to offer in the CDFS business segment in 2007. In addition, we believe the limited supply of state-of-the-art distribution space in locations that minimize transportation costs, but allow for high levels of service to the customer and our position of being a single-source provider of distribution space will provide opportunities within this operating segment. We believe we have differentiated ourselves from our competitors by providing high quality customer service on a global basis. As noted earlier, approximately half of the space leased in our newly developed CDFS business segment properties is leased to repeat customers.

We expect to increase our development activities in all three continents. We expect the growth to be through direct owned development, as well as investments in CDFS joint ventures. We currently invest in CDFS joint ventures in North America, Europe and Asia that develop and own distribution properties and retail properties. In addition, we expect to increase our mixed-use development activities where we may complete the entitlement process and develop the land and infrastructure in return for development fees, the rights to receive tax increment financing (“TIF”) bonds, profit participation on land sales, title to the land, or a combination thereof.

We intend to utilize the capital generated through the contributions and sales of properties, the proceeds from private or public debt and equity issuances and borrowings on existing or new credit facilities to fund our future CDFS business activities. Further, we intend to actively pursue other sources of committed capital to form new property funds that will acquire our CDFS business properties not currently subject to exclusivity. We have commitments to contribute properties to certain existing property funds. See Note 4 to our Consolidated Financial Statements in Item 8 for further discussion.

There can be no assurance that if the existing property funds do not continue to acquire the properties we have available, we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.

Other

We have other segments that do not meet the threshold criteria to disclose as a reportable segment. At December 31, 2006, these operations include primarily the management of land subject to ground leases. During 2006, we sold 21 properties out of these other segments, primarily office buildings and a hotel property, all of which were acquired in the Catellus Merger.

Our Management

Senior Management

Our Chief Executive Officer, Jeffrey H. Schwartz, and our President and Chief Operating Officer, Walter C. Rakowich head our management team. Mr. Schwartz and Mr. Rakowich also serve as members on our Board of Trustees (the “Board”).

In addition to the leadership and oversight provided by Messrs. Schwartz and Rakowich, Ted R. Antenucci is our President of Global Development, Dessa M. Bokides is our Chief Financial Officer, our General Counsel and Secretary is Edward S. Nekritz and John P. Morland is Managing Director of Global Human Resources. In addition, our investments and operations are overseen by John R. Rizzo, Managing Director of Global Development, Charles Sullivan, Managing Director for North America Capital Management, Larry Harmsen, Managing Director for North America Capital Deployment, Silvano Solis, Regional Director — Mexico, Gary E. Anderson, Europe President and Chief Operating Officer, Masato Miki and Mike Yamada, Japan Co-Presidents and Ming Z. Mei, China President. Further, in North America, generally two senior members of the management team lead each of our six regions (Central, Midwest, Mexico, Northeast/Canada, Pacific and Southeast), one of whom is responsible for operations and one of whom is responsible for capital deployment. A senior officer who has both operations and capital deployment responsibilities leads each of the four regions in Europe (Northern Europe, Central Europe, Southern Europe and the United Kingdom). We also have teams dedicated to our fund management business in each of the continents in which we operate.

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

The reference to our website does not constitute incorporation by reference of the information contained in the website and such information should not be considered part of this document.

ProLogis Operating System

Our management team is responsible for overseeing the ProLogis Operating System, the cornerstone of our business strategy, to allow us to achieve long-term sustainable growth in cash flow and a high level of return for our shareholders. The ProLogis Operating System is a proprietary property management and customer service delivery system that we designed to assist our professional management team in providing a unique and disciplined approach to serving existing and prospective customers. We believe that, through the ProLogis Operating System, we are, and will continue to be, well positioned to leverage our customer relationships to generate additional business opportunities.

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

Capital deployment is the responsibility of a team of professionals who focus on ensuring that our capital resources are deployed in an efficient and productive manner that will best serve our long-term objective of increasing shareholder value. The team members responsible for capital deployment evaluate acquisition, disposition and development opportunities in light of the market conditions in their respective regions and our overall goals and objectives. Capital deployment officers work closely with the Global Development Group to create master-planned distribution parks utilizing the extensive experience of the Global Development Group team members. The Global Development Group incorporates the latest technology with respect to building design and systems and has developed standards and procedures that we strictly adhere to in the development of all properties to ensure that properties we develop are of a consistent quality.

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

Executive Committee Members

Jeffrey H. Schwartz* — 47 — Chief Executive Officer of ProLogis since January 2005. Mr. Schwartz was President of International Operations of ProLogis from March 2003 to December 2004 and he was Asia President and Chief Operating Officer from March 2002 to December 2004. Mr. Schwartz was President and Chief Executive Officer of Vizional Technologies, Inc., previously an unconsolidated investee of ProLogis from September 2000 to February 2002. From October 1994 to August 2000, Mr. Schwartz was with ProLogis, most recently as Vice Chairman for International Operations. Prior to originally joining ProLogis in October 1994, Mr. Schwartz was a founder and managing partner of The Krauss/Schwartz Company, an industrial real estate developer in Florida. Mr. Schwartz was appointed to the Board in August 2004.

Walter C. Rakowich* — 49 — President and Chief Operating Officer of ProLogis since January 2005 and Chief Financial Officer from December 1998 until September 2005. Mr. Rakowich was Managing Director of ProLogis from December 1998 to December 2004. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a Principal with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich was appointed to the Board in August 2004.

Ted R. Antenucci* — 42 — President of Global Development of ProLogis since September 2005. Prior to joining ProLogis, Mr. Antenucci was President of Catellus Commercial Development Corp. from September 2001 to September 2005, with responsibility for all development, construction and acquisition activities. Prior thereto, Mr. Antenucci served as Executive Vice President of Catellus Commercial Group from April 1999 to September 2001, where he managed the company’s industrial development activities throughout the western United States, including northern and southern California, Denver, Chicago, Dallas, and Portland.

Dessa M. Bokides* — 47 — Executive Vice President and Chief Financial Officer of ProLogis since September 2005. Prior to joining ProLogis, Ms. Bokides was the Vice President-Finance and Treasurer for Pitney Bowes, Inc., a global provider of mailstream solutions. From 1996 to 1999, Ms. Bokides was the Global Head and Managing Director of the Rating Advisory and Capital Strategy Group at Deutsche Bank Securities and a Managing Director on the Deutsche Bank debt capital markets desk. From 1987 to 1996, Ms. Bokides was employed by Goldman Sachs where she was Head of Commitment products and served on the firm-wide risk steering committee.

Edward S. Nekritz* — 41 — General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999, where he oversees the provision of all legal services for ProLogis and is responsible for ProLogis’ Risk Management and Asset Services departments. Mr. Nekritz has been with ProLogis in varying capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer, Brown, Rowe and Maw).

Gary E. Anderson — 41 — Europe — President and Chief Operating Officer since November 2006 where he is responsible for investments and development in the 12 European countries in which ProLogis operates. From 2003 to 2006, Mr. Anderson was the Managing Director responsible for investments and development in the company’s Southwest and Mexico Regions. Prior to 2003, Mr. Anderson was a Market Officer for ProLogis from 1996 to 2003 and responsible for developing ProLogis’ global expansion strategy from 1995 to 1996.

Ming Z. Mei — 34 — China President of ProLogis since January 2007, where he is responsible for capital management and development activities in China. Mr. Mei was a Managing Director from December 2005 to January 2007, a Senior Vice President from December 2004 to December 2005, and a First Vice President from 2003 to December 2004 with similar responsibilities in China. Prior to joining ProLogis in March 2003, Mr. Mei was Director of Finance and Business Development for the Asia Pacific Region of Owens Corning, a global building materials manufacturing company.

Masato Miki — 42 — Japan Co-President of ProLogis since March 2006, where he is responsible for acquisitions, finance operations and fund management in Japan. Mr. Miki was Managing Director from December 2004 to March 2006 and Senior Vice President of ProLogis from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since August 2002. Prior to joining ProLogis, Mr. Miki was Vice President of Mitsui Fudosan Investment Advisors, Inc., an affiliate of Mitsui Fudosa Co., Ltd., a comprehensive real estate company in Japan.

John P. Morland — 48 — Managing Director of Global Human Resources since October 2006, where he is responsible for strategic human resources initiatives to align ProLogis’ human capital strategy with overall business activities. Most recently, Mr. Morland was with Barclays Global Investors at its San Francisco headquarters from April 2000 to March 2005, where he was the Global Head of Compensation.

Robert J. Watson — 57 — Chief Executive Officer of ProLogis European Properties since September 2006. Mr. Watson was North America President and Chief Operating Officer from January 2004 to September 2006 and President and Chief Operating Officer — Europe of ProLogis from December 1998 to January 2004 and has been with ProLogis in various capacities since November 1992. Prior to joining ProLogis, Mr. Watson was the Regional Partner for Southwest United States Real Estate with Trammell Crow Company, a diversified commercial real estate company in North America.

Mike Yamada — 53 — Japan Co-President of ProLogis since March 2006, where he is responsible for development and leasing activities in Japan. Mr. Yamada was Managing Director from December 2004 to March 2006 and Senior Vice President of ProLogis from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since April 2002. Prior to joining ProLogis, Mr. Yamada was a Senior Officer of Fujita Corporation, a construction company in Japan.

* These individuals are designated as Executive Officers under Item 401 of Regulation S-K.

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results and financial condition. A majority of the properties acquired by us were subjected to environmental reviews either by us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Note 17 to our Consolidated Financial Statements in Item 8 and Item 1A. Risk Factors.

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

We are exposed to the general economic conditions, the local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties. Approximately 29.5% of our North American properties (based on our investment before depreciation in our direct-owned portfolio) are located in California. Properties in California may be more susceptible to certain types of natural disasters, such as earthquakes, brush fires, flooding and mudslides, than properties located in other markets and a major natural disaster in California could have a material adverse effect on our operating results. We also have significant holdings in certain markets of our direct-owned portfolio located in Atlanta, Chicago, Dallas/Fort Worth, New Jersey, Japan and the United Kingdom. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities. In addition, the property funds in which we have an ownership interest have concentrations of properties in the same markets.

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

Our investments are concentrated in the industrial distribution sector and our business would be adversely affected by an economic downturn in that sector or an unanticipated change in the supply chain dynamics.

Our investments in real estate assets are primarily concentrated in the industrial distribution sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities included a more significant portion of other sectors of the real estate industry.

Our real estate development strategies may not be successful.

We have developed a significant number of distribution properties since our inception and intend to continue to pursue development activities as opportunities arise. In addition, we currently own approximately 6,204 acres of land for potential future development of distribution properties and other commercial real estate projects. Such development activities generally require various government and other approvals and we may not receive such approvals. We will be subject to risks associated with such development activities including, but not limited to:

•	the risk that development opportunities explored by us may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, building, occupancy and other governmental permits and authorizations;

•	the risk that we may not be able to obtain land on which to develop or that due to the increased cost of land, our activities may not be as profitable, especially in certain land constrained areas;

•	the risk that construction costs of a property may exceed the original estimates or that construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all; including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment; and

•	the risk that occupancy levels and the rents that can be earned for a completed project will not be sufficient to make the project profitable.

Our business strategy associated with contributing properties to property funds we manage or disposing of properties to third parties may not be successful.

We have contributed to property funds, or sold to third parties, a significant number of distribution properties in recent years and we intend to continue to contribute and sell properties as opportunities arise, particularly from our CDFS business segment, which is an integral part of our business strategy. Our ability to contribute or sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties, current market conditions, including the capitalization rates applicable to our properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute or sell these properties. Continued access to debt and equity capital, in the private and public markets, by the property funds is necessary in order for us to continue our strategy of contributing properties to property funds. Should we not have sufficient properties available that meet the investment criteria of current or future property funds, or should the property funds have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flow and on the value of our securities. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flow, our ability to meet our debt obligations in a timely manner and the value of our securities in subsequent periods.

Our growth will depend on future acquisitions of distribution properties, which involves risks that could adversely affect our operating results and the value of our securities.

We acquire distribution properties in both our property operations and CDFS business segments. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. There is, and it is expected there will continue to be, significant competition for investment opportunities that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

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

Our results of operations, distributable cash flow and the value of our securities would be adversely affected if we were unable to lease, on economically favorable terms, a significant amount of space in our operating properties. We had 5.9 million square feet of distribution and retail space with leases that either expired on December 31, 2006 or were on a month-to-month basis at that date and we have 24.8 million square feet of distribution and retail space (out of a total of 175.7 million occupied square feet) with leases that expire in 2007 in our direct-owned properties. Our unconsolidated investees had a combined 3.4 million square feet of distribution space with leases that either expired on December 31, 2006 or were on a month-to-month basis at that date and a combined 19.5 million square feet of distribution space (out of a total of 177.8 million occupied square feet) with leases that expire in 2007. The number of distribution and retail properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained in new leases.

The fact that real estate investments are not as liquid as other types of assets may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, we must comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax basis and the costs of improvements made to these properties, and meet other tests that enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets, or contribute assets to property funds or other entities in which we have an ownership interest may be restricted.

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

A majority of the properties we have acquired were subjected to environmental reviews either by us or by the predecessor owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments have resulted in the recognition of an environmental liability, other than as discussed below.

In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, we recorded a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We establish a liability at the time of acquisition to cover such costs. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate investments could adversely affect our ability to sell such investments or to borrow using such investments as collateral and may also have an adverse effect on our distributable cash flow.

Risks Related to Financing and Capital

Our operating results and financial condition could be adversely affected if we do not continue to have access to capital.

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders. Consequently, we are, as are all REITs, largely dependent on external capital to fund our development and acquisition activities. We have been accessing debt and equity capital, in both the private and public markets, through the establishment of property funds that acquire our properties. Our ability to access capital through the property funds is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Further, we generate significant profits as a result of the contributions of properties to the property funds. To the extent that capital is not available to the property funds to allow them to acquire our properties, these profits may not be realized or realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Our ability to contribute or sell properties from our development pipeline and recognize profits from our development activities will be jeopardized and our ability to meet projected earnings levels and generate distributable cash flow would be adversely affected should the existing equity commitments to the property funds not be available (due to investor default or otherwise) such that these property funds cannot acquire the properties that we expect to have available for contribution. This impact would occur in the short-term and would continue until we are able to sell the properties to third parties or until we could secure another source of capital to finance the properties. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our securities.

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt or are unable to refinance our debt.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and we may lose the property securing such indebtedness. Our unsecured credit facilities bear interest at variable rates. Increases in interest rates would increase our interest expense under these agreements.

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

We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 1993. In addition, we have a consolidated subsidiary that has elected to be taxed as a REIT and certain unconsolidated investees that are REITs, and are subject to all the risks pertaining to the REIT structure, discussed herein. To maintain REIT status, we must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all of its ordinary taxable income to shareholders on a current basis and that the REIT’s equity ownership is not overly concentrated. Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in our business, no assurance can be given that we will qualify as a REIT for any particular year.

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

We contribute properties to property funds and sell properties to third parties from the REIT and from taxable REIT subsidiaries (“TRS”). Under the Code, a disposition of a property from other than a TRS could be deemed a prohibited transaction. In such case, a 100% penalty tax on the resulting gain could be assessed. The determination that a transaction constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain contributions or sales of properties by us are prohibited transactions. While we do not believe the IRS would prevail in such a dispute, if the IRS successfully argued the matter, the 100% penalty tax could be assessed against the gains from these transactions. Additionally, any gain from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualification as a REIT.

Liabilities recorded for pre-existing tax audits may not be sufficient.

We are subject to pending audits by the IRS and the California Franchise Tax Board of Catellus’ 1999 through 2002 income tax returns, including certain of its subsidiaries and partnerships. We have recorded an accrual that represents our best estimate of the liabilities that may arise from these audits. The audits may result in an adjustment in which the actual liabilities or settlement costs, including interest and potential penalties, if any, may prove to be more than the liability we have recorded. See Note 7 to our Consolidated Financial Statements in Item 8.

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

Other Risks

We are dependent on key personnel.

Our executive and other senior officers have a significant role in our success. Our ability to retain our management group or to attract suitable replacements should any members of the management group leave is dependent on the competitive nature of the employment market. The loss of services from key members of the management group or a limitation in their availability could adversely affect our financial condition and cash flow. Further, such a loss could be negatively perceived in the capital markets.

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

We have pursued, and intend to continue to pursue, growth opportunities in international markets and often invest in countries where the U.S. dollar is not the national currency. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant depreciation in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

We are subject to governmental regulations and actions that affect operating results and financial condition.

Many laws and governmental regulations apply to us, our unconsolidated investees and our properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur. Further, economic and political factors, including civil unrest, governmental changes and restrictions on the ability to own assets and transfer capital across borders in the countries in which we have invested, can have a major impact on us as a global company.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We have directly invested in real estate assets that are primarily generic industrial distribution properties. In Japan, our distribution properties will generally be multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. Based on the square footage of operating properties directly owned by us in our property operations segment at December 31, 2006, our properties are 99.5% distribution properties, including 92.0% of properties used for bulk distribution, 6.6% used for light manufacturing and assembly and 0.9% for other purposes, primarily service centers, while the remaining 0.5% of our properties are retail.

At December 31, 2006, we have direct ownership of 1,473 operating properties, including 1,446 distribution properties located in North America, Europe and Asia and 27 retail properties in North America. In North America, properties that are owned directly by us are located in 33 markets in 24 states and the District of Columbia in the United States, in 5 markets in Mexico and in 1 market in Canada. In Europe, the properties owned directly by us are located in 22 markets in 11 countries. In Asia, the properties that are owned directly by us are located in 6 markets in 4 countries.

Geographic Distribution

We define our markets based on the concentration of properties in a specific area. A market, as defined by us, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country.

Properties

The information in the following tables is as of December 31, 2006 for the operating properties, properties under development and land directly owned by us including 147 buildings owned by entities we consolidate but own less than 100%. All of the operating properties are included in our property operations segment, while properties under development and land are included in the CDFS business segment. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2006. No individual property or group of properties operating as a single business unit generated income equal to 10% or more of our consolidated gross revenues or total income for the year ended December 31, 2006. The table does not include properties that are owned by property funds or by our other unconsolidated investees which are discussed under “— Unconsolidated Investees.”

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased (1)	Footage	Depreciation	Encumbrances (2)

Operating properties owned in the property operations segment at December 31, 2006 (dollars and rentable square footage in thousands):
Distribution properties:
North America — by Market (3):
United States:
Atlanta, Georgia	83	89.52%	11,728	$404,119	$33,715
Austin, Texas	24	100.00%	1,532	61,810	—
Charlotte, North Carolina	32	83.49%	4,282	139,598	39,246
Chicago, Illinois	88	86.02%	17,943	922,002	172,282
Cincinnati, Ohio	39	95.40%	4,814	138,275	25,131
Columbus, Ohio	32	88.62%	5,925	218,449	33,888
Dallas/Fort Worth, Texas	109	91.99%	14,519	587,484	70,863
Denver, Colorado	35	94.97%	5,562	259,356	71,609
El Paso, Texas	16	81.39%	2,051	63,339	411
Houston, Texas	82	95.99%	7,778	261,496	—
I-81 Corridor, Pennsylvania	12	93.93%	3,735	190,638	11,361
Indianapolis, Indiana	32	95.15%	3,376	120,918	—
Las Vegas, Nevada	18	88.01%	2,314	108,405	11,354
Louisville, Kentucky	10	100.00%	2,502	82,231	18,021
Memphis, Tennessee	42	79.93%	6,170	170,704	—
Nashville, Tennessee	38	91.62%	4,093	109,779	—
New Jersey	38	94.29%	7,959	486,537	49,956
Orlando, Florida	20	96.01%	1,902	80,821	3,341
Phoenix, Arizona	33	93.72%	2,700	125,389	14,357
Portland, Oregon	28	92.77%	2,451	139,287	23,678
Reno, Nevada	21	100.00%	2,897	115,088	—
Salt Lake City, Utah	5	83.56%	853	31,605	—
San Antonio, Texas	54	90.37%	4,408	149,597	—
San Diego, California	13	96.97%	188	26,176	—
San Francisco (Central Valley), California	15	98.14%	3,965	175,787	25,779
San Francisco (East Bay), California	57	98.69%	4,901	307,540	96,053
San Francisco (South Bay), California	84	90.69%	5,516	460,650	89,176

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased (1)	Footage	Depreciation	Encumbrances (2)

Seattle, Washington	9	99.50%	1,036	$46,851	$327
South Florida	14	98.37%	1,288	78,884	6,928
Southern California	95	94.47%	20,121	1,542,755	464,741
St. Louis, Missouri	13	90.00%	1,252	42,020	4,457
Tampa, Florida	56	97.01%	3,649	149,576	9,771
Washington D.C./Baltimore, Maryland	41	82.52%	5,428	275,508	56,855
Other	7	97.94%	1,514	35,292	—

Subtotal United States	1,295	91.68%	170,352	8,107,966	1,333,300

Mexico:
Guadalajara	2	91.98%	423	24,855	—
Juarez	11	83.97%	1,123	44,385	—
Mexico City	20	91.28%	3,093	175,447	72,776
Monterrey	6	88.40%	576	20,299	—
Reynosa	16	94.28%	1,923	85,264	—

Subtotal Mexico	55	90.75%	7,138	350,250	72,776

Canada — Toronto	3	81.25%	988	62,120	—

Subtotal North America	1,353	91.58%	178,478	8,520,336	1,406,076

Europe — by Country (22 markets) (4):
Belgium	3	64.73%	587	33,620	—
Czech Republic	4	36.21%	401	28,663	—
France	13	46.83%	3,552	190,510	—
Germany	6	97.06%	1,411	92,019	—
Hungary	1	100.00%	211	10,670	—
Italy	6	19.83%	1,774	107,287	—
Netherlands	1	0.00%	197	11,679	—
Poland	15	73.02%	3,474	160,040	—
Spain	1	100.00%	288	18,748	—
Sweden	1	0.00%	187	14,868	—
United Kingdom	19	64.38%	6,150	629,677	—

Subtotal Europe	70	59.81%	18,232	1,297,781	—

Asia — by Country (6 markets) (5):
China	14	100.00%	2,436	81,455	—
Japan	7	93.79%	4,139	496,782	—
Korea	1	23.98%	134	14,315	—
Singapore	1	100.00%	150	12,580	—

Subtotal Asia	23	94.77%	6,859	605,132	—

Total distribution properties	1,446	88.85%	203,569	$10,423,249	$1,406,076

Retail properties (4 markets)	27	97.62%	1,105	$305,188	$27,597

Total operating properties owned in the property operations segment at December 31, 2006	1,473	88.89%	204,674	$10,728,437	$1,433,673

			Properties Under Development
	Land Held for			Rentable
	Development		No. of	Square		Total Expected
	Acreage	Investment	Bldgs.	Footage	Investment	Cost (6)

Land held for development and properties under development at December 31, 2006 (dollars and rentable square footage in thousands):
North America — by Market:
United States:
Atlanta, Georgia	489.4	$32,509	—	—	$—	$—
Austin, Texas	25.3	6,048	5	224	26,050	38,146
Charlotte, North Carolina	29.0	4,076	—	—	—	—
Chicago, Illinois	399.3	54,544	1	750	22,483	26,924
Cincinnati, Ohio	40.0	3,349	1	737	19,201	26,112
Columbus, Ohio	154.9	6,301	1	524	15,914	17,807
Dallas / Fort Worth, Texas	322.2	28,413	3	1,333	13,563	42,825
Denver, Colorado	17.0	2,101	—	—	—	—
El Paso, Texas	73.4	4,429	—	—	—	—
Houston, Texas	150.8	13,443	1	324	5,815	14,744
I-81 Corridor, Pennsylvania	278.5	32,237	1	930	12,735	46,841
Indianapolis, Indiana	92.7	5,021	—	—	—	—
Las Vegas, Nevada	2.1	275	—	—	—	—
Louisville, Kentucky	42.5	2,887	1	273	3,549	10,528
Memphis, Tennessee	159.5	12,658	2	978	7,706	32,244
Nashville, Tennessee	44.8	1,641	—	—	—	—
New Jersey	211.0	98,299	2	379	7,534	26,906
Orlando, Florida	—	—	1	112	5,666	5,797
Portland, Oregon	45.9	12,001	1	72	3,076	4,457
Reno, Nevada	6.2	577	1	602	11,861	24,110
Salt Lake City, Utah	9.6	216	—	—	—	—
San Antonio, Texas	7.7	497	4	285	3,608	14,860
San Francisco (Central Valley), California	996.7	31,186	2	692	3,279	35,132
San Francisco (South Bay), California	27.2	14,929	—	—	—	—
Seattle, Washington	10.6	2,309	—	—	—	—
Southern California	369.7	131,171	2	706	14,662	42,963
South Florida	17.5	10,933	—	—	—	—
Tampa, Florida	32.8	2,005	1	215	6,181	11,380
Washington D.C./Baltimore, Maryland	82.6	10,905	3	303	11,055	39,015
Mexico:
Guadalajara	58.5	17,973	1	224	3,334	10,665
Juarez	13.1	2,691	3	233	7,777	10,704
Mexico City	111.8	37,202	2	633	19,612	34,582
Monterrey	193.9	28,822	2	314	7,463	14,143
Reynosa	114.8	9,665	—	—	—	—
Canada — Toronto	16.6	6,676	3	814	24,186	67,003

Subtotal North America	4,647.6	627,989	44	11,657	256,310	597,888

Europe — by Country (19 total markets):
Belgium	20.6	4,667	—	—	—	—
Czech Republic	73.3	15,805	2	554	9,798	39,914
France	186.2	24,343	2	473	14,066	25,498
Germany	54.7	22,368	4	699	40,898	66,482

			Properties Under Development
	Land Held for			Rentable
	Development		No. of	Square		Total Expected
	Acreage	Investment	Bldgs.	Footage	Investment	Cost (6)

Hungary	103.9	11,947	3	595	13,738	35,255
Italy	80.4	30,133	—	—	—	—
Netherlands	8.1	3,671	3	667	19,454	46,122
Poland	98.8	37,311	17	3,595	86,856	226,588
Romania	114.7	19,145	2	578	19,419	33,747
Spain	61.6	16,456	2	612	6,167	30,034
Sweden	—	—	1	222	21,634	22,170
United Kingdom	594.5	345,920	9	2,335	157,422	318,149

Subtotal Europe	1,396.8	531,766	45	10,330	389,452	843,959

Asia — by Country (7 total markets):
China	82.6	16,206	17	2,862	33,430	83,085
Japan	48.6	204,500	8	5,189	285,650	665,457
Korea	28.2	16,620	—	—	—	—

Subtotal Asia	159.4	237,326	25	8,051	319,080	748,542

Total land held for development and properties under development in the CDFS business segment at December 31, 2006	6,203.8	$1,397,081	114	30,038	$964,842	$2,190,389

The following is a summary of our direct-owned investments in real estate assets at December 31, 2006:

Investment
Before Depreciation
(in thousands)

Distribution properties (3)(4)(5)	$10,423,249
Retail properties	305,188
Land subject to ground leases and other (7)	472,412
Properties under development	964,842
Land held for development	1,397,081
Other investments (8)	391,227

Total	$13,953,999

(1)	Represents the percentage leased at December 31, 2006. Operating properties at December 31, 2006 include recently completed development properties that may be in the initial lease-up phase, including 91 properties aggregating 25.3 million square feet that were completed in 2006. The inclusion of properties in the initial lease-up phase can reduce the overall leased percentage.

(2)	Certain properties are pledged as security under our secured debt and assessment bonds at December 31, 2006. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $45.3 million of encumbrances related to other real estate assets not included in the property operations segment. See Schedule III — Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	In North America, includes 114 properties aggregating 25.4 million square feet at a total investment of $1,190.7 million that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party.

(4)	In Europe, includes 69 properties aggregating 17.6 million square feet at a total investment of $1,273.3 million that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party.

(5)	In Asia, includes 22 properties aggregating 6.8 million square feet at a total investment of $597.0 million that were developed or acquired in the CDFS business segment and are pending contribution to a property fund.

(6)	Represents the total expected cost at completion for properties under development, including the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest, project management costs and other appropriate costs to be capitalized during construction, rather than actual costs incurred to date.

(7)	Amounts represent investments of $422.7 million in land subject to ground leases, $20.0 million in office properties and an investment of $29.7 million in railway depots.

(8)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.

Unconsolidated Investees

At December 31, 2006, our investments in and advances to unconsolidated investees totaled $1.3 billion. Our investments in and advances to property funds in the fund management segment totaled $981.8 million at December 31, 2006. Our investments in and advances to CDFS joint ventures operating in the CDFS business segment totaled $203.3 million at December 31, 2006 and our investments in other unconsolidated investees totaled $114.5 million at December 31, 2006.

Property Funds

At December 31, 2006, we had ownership interests ranging from 11.3% to 50% in 13 property funds that are presented under the equity method. The property funds primarily own operating properties and our investments in the property funds are included in our fund management segment. We act as manager of each property fund. The information provided in the table below (dollars and square footage in thousands) is for the total entity in which we have an ownership interest, not just our proportionate share. See “Item 1. Business” and Note 4 to our Consolidated Financial Statements in Item 8.

				Rentable
	No. of	No. of		Square	Percentage	Entity’s
	Bldgs.	Markets		Footage	Leased	Investment (1)

North America:
ProLogis California	81	1		14,211	99.01%	$695,447
ProLogis North American Properties Fund I	36	16		9,406	95.52%	381,206
ProLogis North American Properties Fund V	154	31		36,106	97.59%	1,531,045
ProLogis North American Properties Fund VI	22	7		8,648	96.62%	512,172
ProLogis North American Properties Fund VII	29	8		6,055	86.10%	388,832
ProLogis North American Properties Fund VIII	24	9		3,064	93.94%	191,825
ProLogis North American Properties Fund IX	20	7		3,439	92.01%	194,351
ProLogis North American Properties Fund X	29	10		4,191	79.54%	220,022
ProLogis North American Properties Fund XI	14	3		4,315	98.78%	230,402
ProLogis North American Industrial Fund	126	27		21,218	98.48%	1,200,655

Total North America	535	37	(2)	110,653	96.15%	5,545,957
Europe:
ProLogis European Properties	277	27		58,114	96.90%	4,826,246
Asia:
ProLogis Japan Properties Fund I	18	3		7,424	99.45%	1,183,701
ProLogis Japan Properties Fund II	13	4		5,082	99.86%	718,366

Total Asia	31	5	(3)	12,506	99.62%	1,902,067

Total property funds	843	69		181,273	96.63%	$12,274,270

(1)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2006, except with respect to ProLogis North American Properties Fund XI. We acquired our ownership interest in this entity in 2004, and therefore, in accordance with purchase accounting, the investment represents 100% of the fair value of the operating properties owned by these entities at that time, adjusted for subsequent activity.

(2)	Represents the total number of markets in North America on a combined basis.

(3)	Represents the total number of markets in Asia on a combined basis.

  CDFS joint ventures

At December 31, 2006, we had ownership interests in several entities that perform CDFS business activities and are presented under the equity method. These entities develop and invest in distribution properties, retail properties and residential development in North America, Europe and China. On a combined basis, these entities own 32 completed distribution properties and have four distribution properties under development. The information provided in the table below (dollars in thousands) is for the total entity in which we have an ownership interest, not just our proportionate share, as of December 31, 2006.

	Effective Weighted		Third
	Ownership Percentage	Total Assets	Party Debt

Industrial CDFS Joint Ventures:
North America	50%	$66,595	$12,568
Europe	50%	18,708	—
Asia	50%	179,590	—

Total Industrial CDFS Joint Ventures		$264,893	$12,568

	Type of	Effective Weighted		Third
	Real Estate	Ownership Percentage	Total Assets	Party Debt

Non-Industrial CDFS Joint Ventures:
North America	Residential	50%	$107,438	$5,878
Asia	Retail	30%	549,338	410,872

Total Non-Industrial CDFS Joint Ventures			$656,776	$416,750

See Note 4 to our Consolidated Financial Statements in Item 8 for additional information.

ITEM 3.	Legal Proceedings

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

	High Sale	Low Sale	Per Common
	Price	Price	Share Distribution

2005:
First Quarter	$43.50	$36.67	$0.37
Second Quarter	42.34	36.50	0.37
Third Quarter	46.41	40.12	0.37
Fourth Quarter	47.61	39.81	0.37
2006:
First Quarter	56.31	46.29	0.40
Second Quarter	53.85	46.66	0.40
Third Quarter	58.86	52.05	0.40
Fourth Quarter	65.81	56.07	0.40
2007:
First Quarter (through February 22)	$71.64	$59.02	$0.46

On February 22, 2007, we had approximately 256,237,200 common shares outstanding, which were held of record by approximately 10,000 shareholders.

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

We announce the following year’s projected annual common share distribution level after the Board performs its annual budget review and approves a common share distribution level, generally in December of each year. In December 2006, the Board announced an increase in the annual distribution level for 2007 from $1.60 to $1.84 per common share. The payment of common share distributions is subject to the discretion of the Board, is dependent on our financial condition and operating results and may be adjusted at the discretion of the Board during the year.

In addition to common shares, we have issued cumulative redeemable preferred shares of beneficial interest. At December 31, 2006, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of preferred shares outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ours, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with our other series of preferred shares. Annual per share dividends paid on each series of preferred shares were as follows for the periods indicated:

	Years Ended December 31,
	2006	2005

Series C Preferred Shares	$4.27	$4.27
Series F Preferred Shares	$1.69	$1.69
Series G Preferred Shares	$1.69	$1.69

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

For more information regarding our distributions and dividends, see Note 9 to our Consolidated Financial Statements in Item 8.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans see Notes 5 and 14 to our Consolidated Financial Statements in Item 8.

Other Shareholder Matters

Other Issuances of Common Shares

In 2006, we issued 180,000 common shares, upon exchange of limited partnership units in our majority-owned and consolidated real estate partnerships. These common shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Common Share Plans

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, for further information relative to our equity compensation plans.

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data relating to our historical financial condition and results of operations for 2006 and the four preceding years. Certain amounts for the years prior to 2006 presented in the table below have been reclassified to conform to the 2006 financial statement presentation and to reflect discontinued operations. The amounts in the table below are in millions, except for per share amounts.

	Years Ended December 31,
	2006	2005 (1)	2004	2003	2002

Operating Data:
Total revenues	$2,464	$1,834	$1,852	$1,457	$1,489
Total expenses	$1,699	$1,404	$1,502	$1,129	$1,137
Operating income	$765	$430	$350	$328	$352
Interest expense	$294	$178	$153	$154	$152
Earnings from continuing operations	$718	$306	$220	$237	$235
Discontinued operations (2)	$156	$90	$13	$14	$8
Net earnings	$874	$396	$233	$251	$243
Net earnings attributable to common shares	$849	$371	$203	$212	$216
Net earnings per share attributable to common shares — Basic:
Continuing operations	$2.81	$1.38	$1.04	$1.10	$1.10
Discontinued operations	0.64	0.44	0.07	0.08	0.04

Net earnings per share attributable to common shares — Basic	$3.45	$1.82	$1.11	$1.18	$1.14

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$2.71	$1.34	$1.02	$1.09	$0.81
Discontinued operations	0.61	0.42	0.06	0.07	0.03

Net earnings per share attributable to common shares — Diluted	$3.32	$1.76	$1.08	$1.16	$0.84

Weighted average common shares outstanding:
Basic	246	203	182	179	178
Diluted	257	214	192	187	185
Common Share Distributions:
Common share cash distributions paid	$393	$297	$266	$258	$252
Common share distributions paid per share	$1.60	$1.48	$1.46	$1.44	$1.42
FFO (3):
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$849	$371	$203	$212	$216
Total NAREIT defined adjustments	149	161	196	159	178
Total our defined adjustments	(53)	(2)	1	29	(1)

FFO attributable to common shares as defined by us	$945	$530	$400	$400	$393

Cash Flow Data:
Net cash provided by operating activities	$721	$499	$516	$367	$441
Net cash used in investing activities	$(2,103)	$(2,233)	$(652)	$(115)	$(159)
Net cash provided by (used in) financing activities	$1,645	$1,713	$37	$(31)	$(200)

	December 31,
	2006	2005 (1)	2004	2003	2002

Financial Position:
Real estate owned, excluding land held for development, before depreciation	$12,557	$10,830	$5,738	$5,343	$5,009
Land held for development	$1,397	$1,045	$596	$511	$387
Investments in and advances to unconsolidated investees	$1,300	$1,050	$909	$677	$809
Total assets	$15,904	$13,126	$7,098	$6,367	$5,911
Total debt	$8,387	$6,678	$3,414	$2,991	$2,732
Total liabilities	$9,453	$7,580	$3,929	$3,271	$2,995
Minority interest	$52	$58	$67	$37	$42
Total shareholders’ equity	$6,399	$5,488	$3,102	$3,059	$2,874
Number of common shares outstanding	251	244	186	180	178

(1)	On September 15, 2005, we completed the Catellus Merger with an aggregate purchase price of $5.3 billion. See Note 3 to our Consolidated Financial Statements in Item 8 for additional information.

(2)	Discontinued operations include income attributable to assets disposed of and net gains recognized on the disposition of assets to third parties. See Note 8 to our Consolidated Financial Statements in Item 8 for additional information. Amounts are net of losses related to temperature controlled distribution assets of $25.2 million and $36.7 million in 2005 and 2004, respectively.

(3)	Funds from operations (“FFO”) is a non-U.S. generally accepted accounting principle (“GAAP”) measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. FFO is not used by us as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

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

You should read the following discussion in conjunction with our Consolidated Financial Statements included in Item 8 of this report and the matters described under “Item 1A. Risk Factors”.

Management’s Overview

We are a self-administered and self-managed REIT that operates a global network of real estate properties, primarily industrial distribution properties. The primary business drivers across the globe continue to be the need for greater distribution network efficiency and the growing focus on global trade. Our focus on our customers’ expanding needs has enabled us to become the world’s largest owner, manager and developer of industrial distribution facilities.

Our business is organized into three reportable business segments: (i) property operations, (ii) fund management and (iii) CDFS business. Our property operations segment represents the direct long-term ownership of distribution and retail properties. Our fund management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are rehabilitated and/or repositioned and subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties.

We generate and seek to increase revenues, earnings, FFO and cash flows through our segments primarily as follows:

Property Operations Segment

•	We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in our distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through the selective acquisition of properties and increases in occupancy rates and rental rates in our existing properties. Our strategy is to achieve these increases in occupancy and rental rates primarily through continued focus on our customers’ global needs for distribution space in the three continents in which we operate and use of the ProLogis Operating System.

Fund Management Segment

•	We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds in this segment. We earn fees for services provided to the property funds, such as property management, asset management, acquisition, financing and development fees. We may earn incentives based on the return provided to the fund partners. We expect growth in income recognized to come from newly created property funds and growth in existing property funds. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to our leasing and property management efforts from our property operations segment.

CDFS Business Segment

•	We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we provide on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions; (iii) recognize net gains from the disposition of land parcels; and (iv) recognize our proportionate share of the earnings or losses generated by development joint ventures in which we have an investment. We expect increases in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and other mixed-use development activities for development management fees and sales to third parties.

Summary of 2006

The fundamentals of our business continued to be strong in 2006. We increased our net operating income from our property operations segment to $660.3 million for the year ended December 31, 2006 from $430.3 million in 2005. The increase was primarily a result of the growth in our direct-owned operating portfolio, as well as an increase in same store net operating income (as defined below) for assets we own directly. Our direct-owned operating portfolio increased due to the Catellus Merger, completed at the end of the third quarter of 2005, individual and portfolio acquisitions and increased development activity, offset partially by dispositions. See Note 18 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings before minority interest.

We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties, and distribution properties owned by the property funds and CDFS joint ventures, to 391.4 million square feet at December 31, 2006 from 349.7 million square feet at December 31, 2005. Our stabilized leased percentage (as defined below) was 95.3% at December 31, 2006, compared with 94.5% at December 31, 2005. Our same store net operating income increased by 3.1% in 2006 over 2005 and our same store average occupancy increased by 2.6% for the year ended December 31, 2006 as compared to 2005. Same store rent growth was a positive 2.6% in 2006, compared with a negative 1.5% in 2005.

We increased our net operating income from the fund management segment to $305.0 million for the year ended December 31, 2006 from $113.0 million for 2005. In 2006, two significant transactions in our fund management segment contributed $168.3 million to net operating income. Early in 2006, we acquired our partner’s interests in each of ProLogis North American Properties Funds II, III and IV (“Funds II-IV”) and subsequently contributed substantially all of the assets and associated liabilities to the recently created North American Industrial Fund, and in September 2006, we completed the initial public offering of PEPR. Both of these transactions are discussed in more detail below. In addition, there was an increase in the properties managed by us on behalf of the property funds from 752 properties at December 31, 2005 to 843 properties at December 31, 2006.

Net operating income of the CDFS business segment increased in the year ended December 31, 2006 to $379.5 million, as compared to $252.6 million in 2005, due primarily to increased levels of dispositions brought about by increased development activity and earnings from CDFS joint ventures, as well as increases in development management fees and interest income. During 2006, we started development on projects with a total expected cost at completion of $2.5 billion and completed development projects with a total expected cost of $2.2 billion. This compares with 2005 when we started development projects with a total expected cost at completion of $2.1 billion and completed development projects with a total expected cost of $1.4 billion.

Key Transactions in 2006

•	In September 2006, PEPR completed an IPO on the Euronext Amsterdam stock exchange in which the selling unitholders offered 49.8 million ordinary units. As the manager of the property fund, we were entitled to an incentive return based on the internal rate of return that the pre-IPO unitholders earned. The final incentive return was determined and recognized in the fourth quarter of 2006 as $109.2 million. The return was paid to us by an initial allocation of ordinary units, which increased our investment by $68.6 million and our ownership interest to 24.0%, with the balance received in cash. In addition, we were previously obligated to the pre-IPO unitholders of PEPR under a tax indemnification agreement related to properties contributed to PEPR prior to its IPO. Based on the average closing price of the ordinary units of PEPR during the 30-day post-IPO period, we are no longer obligated for indemnification with respect to those properties. Therefore, we recognized a deferred tax benefit of $36.8 million related to the reversal of this obligation in the fourth quarter of 2006.

•	During 2006, we generated net proceeds of $1.3 billion from contributions of CDFS properties and sales of land, excluding discontinued operations. This includes contributions to our recently formed property funds in Japan and North America and is after deferral of $65.5 million of gains due to our continuing ownership in the property funds.

•	We generated net proceeds of $176.0 million, after deferral of $18.6 million of gains, and recognized net gains of $81.5 million on the contribution of 39 non-CDFS properties to two of the property funds in 2006.

•	During 2006, we disposed of 89 CDFS and non-CDFS properties to third parties that are included in discontinued operations, which generated net proceeds of $777.5 million and resulted in the recognition of $137.2 million of gains.

•	We acquired 13.5 million square feet of operating properties for an aggregate purchase price of $735.4 million, primarily to be rehabilitated and/or repositioned for future contribution to a property fund or, in certain circumstances, to be held by us for long-term investment.

•	In 2006, we started development on projects with a total expected cost at completion of $2.5 billion and completed development projects with a total expected cost of $2.2 billion. We also acquired 2,242 acres of land for future development for $812.6 million.

•	On January 4, 2006, we purchased the 80% ownership interests in Funds II-IV held by our fund partner. In March 2006, we contributed substantially all of the assets and associated liabilities we obtained in this acquisition to the North American Industrial Fund. In connection with this transaction, we recognized $59.1 million and $12.5 million of income in our fund management and CDFS business segments, respectively. See further discussion below and in Note 4 to our Consolidated Financial Statements in Item 8.

•	We invested $74.1 million in CDFS joint ventures operating in North America and Asia. These joint ventures primarily develop and operate distribution and retail properties.

•	During 2006, we issued $1.9 billion of senior and other notes.

•	In June 2006, we increased our borrowing capacity on our global senior credit facility (“Global Line”) from $2.6 billion to $3.4 billion.

•	Our Board approved an increase in our annual distribution in 2007 to $1.84 per common share, from $1.60 per common share, or an increase of 15.0%. The common share distribution is declared quarterly and may be adjusted at the discretion of the Board.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions. Changes in estimates could affect our financial position and specific items in our results of operations that are used by shareholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the accounting policies discussed in Note 2 to our Consolidated Financial Statements in Item 8, those presented below have been identified by us as critical accounting policies.

Revenue Recognition

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred and we have no future involvement as a direct owner of the real estate asset contributed or sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the investee that acquires the assets. We also make judgments regarding the timing of recognition of certain fees and incentive when they are fixed and determinable.

Business Combinations

We acquire individual properties, as well as portfolios of properties or businesses. When we acquire a property for investment purposes, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt and other assumed liabilities, and intangible assets related to above and below market leases, value of costs to obtain tenants and goodwill, deferred tax liabilities and other assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of expected future cash flows of the property and various characteristics of the markets where the property is located. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

Consolidation

Our consolidated financial statements include the accounts of ProLogis and all entities that we control, either through ownership of a majority voting interest or as the general partner, and variable interest entities when we are the primary beneficiary. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our judgment with respect to our level of influence or control of an entity and whether we are the primary beneficiary of a variable interest entity involve the consideration of various factors including the form of our ownership interest, our representation on the entity’s governing body, the size of our investment (including loans), estimates of future cash flows, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity affects the presentation of these investments in our consolidated financial statements.

Capitalization of Costs and Depreciation

We capitalize costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, rehabilitation and leasing activities if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are presented as a component of other assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. We generally do not depreciate properties during the period from the completion of the development, rehabilitation or repositioning activities through the date the properties are contributed or sold. Our ability to accurately assess the properties to depreciate and to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

Impairment of Long-Lived Assets

We assess the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and, with respect to goodwill, at least annually applying a fair-value-based test. The determination of the fair value of long-lived assets, including goodwill, involves significant judgment. This judgment is based on our analysis and estimates of the future operating results and resulting cash flows of each long-lived asset. Our ability to accurately predict future operating results and cash flows affects the determination of fair value.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our current income tax liability, the liability associated with open tax years that are under review and our compliance with REIT requirements. Our estimates are based on interpretation of tax laws. We estimate our actual current income tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes resulting in the recognition of deferred income tax assets and liabilities. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes in assessments of the recognition of income tax benefits for certain non-routine transactions, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to TRSs and changes in tax laws. Adjustments required in any given period are included within the income tax provision in the statements of earnings, other than adjustments to income tax liabilities acquired in a business combination, which are adjusted to goodwill.

Results of Operations

Information for the years ended December 31, regarding net earnings attributable to common shares was as follows:

	December 31,
	2006	2005	2004

Net earnings attributable to common shares (in millions)	$849.0	$370.7	$202.8
Net earnings per share attributable to common shares — Basic	$3.45	$1.82	$1.11
Net earnings per share attributable to common shares — Diluted	$3.32	$1.76	$1.08

The increase in net earnings attributable to common shares in 2006 over 2005 was due to increases in the earnings of each of our reportable business segments driven by: (i) the PEPR IPO; (ii) the liquidation of Funds II-IV; (iii) increased gains on contributions of both CDFS and non-CDFS properties to property funds; (iv) improved property operating performance; (v) gains on sales of CDFS and non-CDFS properties to third parties; and (vi) the Catellus Merger. The increase in net earnings in 2005 over 2004 was primarily due to: (i) improved property operating performance; (ii) gains on dispositions of non-CDFS assets during the third and fourth quarters of 2005; (iii) increases in income from the property funds; (iv) increased net gains from the disposition of CDFS business assets; and (v) the Catellus Merger.

Portfolio Information

In the discussion that follows, we present the results of operations by reportable business segment. The following table summarizes our total operating portfolio of properties, including distribution and retail properties owned by us, and distribution properties owned by the property funds and CDFS joint ventures. Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party. The operating portfolio does not include properties under development or any other properties owned by the CDFS joint ventures, other than distribution properties (square feet in thousands):

	December 31,
	2006		2005		2004
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet

Property operations (1)	1,473	204,674	1,461	186,663	1,228	133,630
Fund management	843	181,273	752	159,769	708	149,141
CDFS business (2)	32	5,474	23	3,283	10	1,538

Totals	2,348	391,421	2,236	349,715	1,946	284,309

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet

2006	205	49,792
2005	124	29,383
2004	90	17,959

(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).

The stabilized operating properties owned by us, the property funds and the CDFS joint ventures were 95.3% leased at December 31, 2006, 94.5% leased at December 31, 2005 and 92.3% leased at December 31, 2004. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.

Same Store Analysis

We evaluate the operating performance of the operating properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly and indirectly, by the property funds and by the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for the full quarter in which it was disposed and the corresponding period of the prior year. The same store portfolio aggregated 270.6 million square feet at December 31, 2006 and included only distribution properties.

Same store results were as follows:

•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 3.1% in 2006 over

2005, due to a 3.3% increase in rental income, partially offset by a 4.2% increase in rental expenses. The increase in rental expenses was primarily driven by increases in property insurance and property taxes, which are largely recovered from our customers as rental recoveries included in rental income. For 2005, the net operating income of the same store portfolio increased by 1.5% over 2004. Rental income increased 2.0% in 2005 and rental expenses increased 3.9% in 2005, both over 2004.

•	Average occupancy in the same store portfolio increased 2.6% in 2006 over 2005. This compares with an increase of 2.2% in average occupancy in 2005 over 2004.

•	The same store portfolio’s rental rates, associated with leasing activity for space that has been previously leased by us, increased by 2.6% in 2006 over 2005. In 2005, the rental rates in the same store portfolio decreased by 1.5% from 2004.

We believe the factors that affect net operating income, rental rates and average occupancy in the same store portfolio are the same as for the total portfolio. The percentage change presented is the weighted average of the measure computed separately for us and each entity individually with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.

Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio were $4.4 million and $9.9 million for 2006 and 2005, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.

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

Operational Outlook

Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. During 2006, leasing activity continued to improve with our stabilized portfolio being 95.3% leased at December 31, 2006. Market rental rates are increasing in most of our markets and we have experienced positive rental rate growth, in the aggregate, for the past three quarters. As a result, we expect to continue to see increasing rents in most of our markets. Growth in global trade continues to support strong market fundamentals, which in turn, supports the acceleration of leasing activity in our global development pipeline. We executed 102.2 million square feet of leases during the year ended December 31, 2006, an increase of 7.7% over 2005. We expect absorption of available space to continue to be strong throughout 2007. An important fundamental to our long-term growth is repeat business with our global customers. For the last three years, approximately half of the space leased in our newly developed properties continues to be with repeat customers.

Property Operations Segment

The net operating income of the property operations segment consists of rental income and rental expenses from the distribution and retail operating properties that we directly own. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in rental expenses in the property operations segment. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 18 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings before minority interest. The net operating income from the property operations segment, excluding rental income and rental expenses associated with the properties that are presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Rental income	$885,733	$589,531	$509,490
Rental expenses	225,432	159,184	131,238

Total net operating income — property operations segment	$660,301	$430,347	$378,252

The number and composition of operating properties that we own throughout the periods and the timing of contributions affect rental income and rental expenses for each period. Rental income includes net termination and renegotiation fees and rental expense recoveries of $186.5 million, $114.7 million and $96.9 million in 2006, 2005 and 2004, respectively.

When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the fund management segment. However, the overhead costs incurred by us to provide the property management services to the property fund continue to be reported as part of rental expenses. The increases in rental income and rental expenses, in 2006 over 2005, and in 2005 over 2004, are due primarily to the increase in properties owned resulting from the Catellus Merger and other acquisitions and increases in the net operating income of the same store properties we directly own. The increase in the number of properties under management has also contributed to the increase in rental expenses.

Fund Management Segment

The net operating income of the fund management segment consists of: (i) earnings or losses recognized under the equity method from our investments in the property funds; (ii) fees and incentives earned for services performed on behalf of the property funds; and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds may include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; and (vi) gains on dispositions of properties or fund interests. The fluctuations in income we recognize in any given period are primarily the result of: (i) variances in the income and expense items of the property funds; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. The costs of the property management function performed by us for the properties owned by the property funds are reported in the property operations segment and the costs of the fund management function are included in our general and administrative expenses. See Notes 4 and 18 to our Consolidated Financial Statements in Item 8 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.

The net operating income from the fund management segment was as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004

ProLogis North American property funds (1)	$117,532	$56,348	$48,037
ProLogis European Properties (2)	167,227	44,002	37,886
ProLogis Japan property funds (3)	20,225	12,662	7,754

Total net operating income — fund management segment	$304,984	$113,012	$93,677

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 10, 12 and 13 funds at December 31, 2006, 2005 and 2004, respectively. Our ownership interests ranged from 11.3% to 50.0% at December 31, 2006. These property funds on a combined basis owned 535, 471 and 465 properties at December 31, 2006, 2005 and 2004, respectively.

In January 2006, we purchased the 80% ownership interests held by our fund partner in Funds II-IV and subsequently contributed substantially all of the assets and associated liabilities to the North American Industrial Fund in March 2006. In connection with this transaction, we earned an incentive return of $22.0 million and we recognized $37.1 million in income, representing our proportionate share of the net gain recognized by Funds II-IV upon termination.

On September 30, 2005, we purchased the remaining 80% interest in ProLogis North American Properties Fund XII and therefore the assets and earnings are now included in our property operations segment.

(2)	Represents the income earned by us from our investment in one property fund, previously referred to as ProLogis European Properties Fund. Since its IPO in September 2006, as discussed earlier, it is now referred to as ProLogis European Properties or PEPR. PEPR has acquired properties, primarily from us, and increased its portfolio size since it began operations in 1999. PEPR owned 277, 263 and 230 properties at December 31, 2006, 2005 and 2004, respectively. Our ownership interest in PEPR was 24.0%, 21.0% and 21.8% at December 31, 2006, 2005 and 2004, respectively. In connection with the IPO in 2006, we recognized $109.2 million in an incentive return based on the internal rate of return that the pre-IPO unit holders earned. During 2006, PEPR incurred professional fees and other expenses related to the completion of its IPO, which resulted in a decrease of approximately $8.9 million in the earnings we recognized.

(3)	Amounts represent our 20% ownership interest in two property funds in Japan. ProLogis Japan Properties Fund I increased its portfolio to 18 properties at December 31, 2006 and 2005 from 13 properties at December 31, 2004. In September 2005, we formed a second property fund in Japan, ProLogis Japan Properties Fund II. During 2006, the fund acquired its first 13 properties, six of which were contributed by us.

CDFS Business

Net operating income from the CDFS business segment consists primarily of: (i) gains resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to rehabilitate and/or reposition; (ii) gains from the dispositions of land parcels; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) costs associated with the potential acquisition of CDFS business assets, land holding costs and impairment charges, if any. See Note 18 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings before minority interest.

For 2006, our net operating income in this segment, excluding discontinued operations, which is presented separately, was $379.5 million, as compared to $252.6 million in 2005, an increase of $126.9 million or 50.2%. The increased net operating income in this segment was primarily due to increased levels of dispositions brought about by increased development activity, earnings from CDFS joint ventures, development fees and interest income. Net operating income of this segment increased $149.8 million or 56.9% when the gains from CDFS business transactions recognized as discontinued operations are included. In 2006, 46.5% of the net operating income of this operating segment was generated in North America, 28.5% was generated in Europe and 25.0% was generated in Asia.

For 2005, the net operating income in this segment, excluding discontinued operations, which is presented separately, was $252.6 million, an increase from 2004 of $78.3 million or 44.9%. The increase in net operating income in 2005, as compared with 2004, reflects higher gross margins on contributions and increased development fees and interest income. In 2005, 27.8% of the net operating income of this operating segment was generated in North America, 28.2% was generated in Europe and 44.0% was generated in Asia. In 2004, 26.7% of the net operating income of this operating segment was generated in North America, 53.4% was generated in Europe and 19.9% was generated in Asia.

We attribute the strong performance in 2006 to increased development activity and improved leasing activity for CDFS business properties. We believe the current economic conditions have positively affected our customers’ decisions with respect to changes in their distribution networks. Increased demand is driven by the need for distribution efficiencies and on-going growth in global trade. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. See “Item 1A. Risk Factors” for factors that may affect our performance in this business segment.

The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004

Disposition proceeds, prior to deferral (1)	$1,337,278	$1,190,264	$1,322,084
Contingent proceeds realized	—	—	5,871
Proceeds deferred and not recognized (2)	(65,542)	(52,770)	(43,433)
Recognition of previously deferred amounts (2)	15,105	2,963	4,143
Cost of dispositions (1)	(993,926)	(917,782)	(1,111,698)

Net gains	292,915	222,675	176,967
Development management and other income (3)	37,420	25,464	2,698
Interest income on long-term notes receivable (4)	16,730	6,781	—
Earnings from CDFS joint ventures (5)	44,974	5,671	189
Other expenses and charges (6)	(12,554)	(7,983)	(5,519)

Total net operating income — CDFS business segment	$379,485	$252,608	$174,335

CDFS transactions recognized as discontinued operations (7):
Disposition proceeds	$245,500	$100,494	$241,875
Cost of dispositions	(211,986)	(89,878)	(209,156)

Net CDFS gains in discontinued operations	$33,514	$10,616	$32,719

(1)	During 2006, we contributed 55 buildings to the property funds (30 in North America, 19 in Europe and six in Japan), compared with 42 buildings contributed in 2005 (20 in North America, 19 in Europe and three in Japan), and compared with 78 buildings contributed in 2004 (43 in North America, 32 in Europe and three in Japan). In addition, we recognized net gains of $24.6 million, $14.5 million and $26.1 million from the disposition of land parcels during 2006, 2005 and 2004, respectively.

(2)	When we contribute a property to a property fund in which we have an ownership interest, we defer a portion of the proceeds from the computation of the gain resulting from the contribution, based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the property fund that acquires the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the respective property fund. We adjust our proportionate share of earnings or losses that we recognize under the equity method from the property fund in later periods to reflect the property fund’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the property fund’s basis in the contributed property. If a loss results when a property is contributed to a property fund, the entire loss is recognized.

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

(3)	Amounts include fees we earned for the performance of development activities. The increases in both 2006 and 2005, over the prior years, are due primarily to development management activities undertaken since the Catellus Merger and increased development management activity in Europe.

(4)	Amounts represent interest income earned on notes receivable related to previous property sales that were acquired through the Catellus Merger.

(5)	Represents the net earnings we recognized under the equity method from our investments in CDFS joint ventures. The increase in 2006 is due primarily to earnings recognized in our investments in joint ventures acquired in connection with the Catellus Merger. Included in the earnings for 2006 was $35.0 million, representing our proportionate share of the earnings of a CDFS joint venture, “LAAFB JV”. As our investment in LAAFB JV is held in a taxable subsidiary, we also recognized $27.0 million of current income tax expense and a deferred tax benefit of $12.4 million (see further discussion in “Income Taxes” below).

(6)	Includes land holding costs and charges for previously capitalized pursuit costs related to potential CDFS business segment projects when the acquisition is no longer probable.

(7)	Includes 15 CDFS business properties aggregating 1.9 million square feet, eight CDFS business properties aggregating 1.1 million square feet and 10 CDFS business properties aggregating 2.3 million square feet that were sold to third parties during 2006, 2005 and 2004, respectively, that met the criteria to be presented as discontinued operations.

The level and timing of income generated from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to identify and secure sites for redevelopment; (iv) our ability to generate a profit from these activities; and (v) our success in raising capital to be used by the property funds to acquire the properties we developed or repositioned. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. Overall, we believe that the continued demand for state-of-the-art distribution properties resulted in improved leasing activity, which helps support our CDFS business segment. We continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.

•	In North America, in 2006, we acquired 895 acres of land for future potential development in the United States and Mexico. In 2005, we started our first developments in Canada and as part of the Catellus Merger, we acquired 2,500 acres of land for future potential development in North America in our existing markets and also acquired interests in several entities that engage in land and commercial development activities in North America, all of which we believe will provide additional CDFS business opportunities.

•	In Europe, during 2006, we acquired 1,096 acres of land for future potential development. This included land acquired in the United Kingdom to support more than 3.5 million square feet of distribution development in the East and West Midlands.

•	In Asia, we believe demand for state-of-the-art distribution properties will continue to provide opportunities for us in the CDFS business segment. In China, we are positioning ourselves to meet what we believe will be significant future demand for distribution space due to the expected growth in manufacturing and consumer demand for goods. In both China and Japan, the CDFS business opportunities available to us will be limited if we are unable to acquire adequate land parcels for development.

Other Components of Operating Income

General and Administrative Expenses

General and administrative expenses were $156.9 million in 2006, $107.2 million in 2005 and $84.9 million in 2004. The increases in general and administrative expenses in all years are due primarily to our continued investment in the infrastructure necessary to support our business growth and expansion into new international markets, the formation of new property funds, our growing portfolio of properties through the Catellus Merger and other acquisitions and the growth in our CDFS business segment. In addition, in 2006, we recognized $5.0 million of expense related to a contribution to our foundation.

Depreciation and Amortization

Depreciation and amortization expenses were $293.0 million in 2006, $191.9 million in 2005 and $162.0 million in 2004. The increase in all periods is due to the real estate assets and intangible lease assets acquired through the Catellus Merger and other acquisitions and, to a lesser extent, improvements made to the properties in our property operations segment and increased leasing activity.

Merger Integration Expenses

Merger integration costs were $2.6 million in 2006 and $12.2 million in 2005. These costs are indirect costs associated with the Catellus Merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the merger that were incurred through June 2006.

Interest Expense

Interest expense was $294.4 million in 2006, $177.6 million in 2005 and $152.6 million in 2004. The increase in interest expense in 2006, over 2005 and 2004, is due to increases in our borrowings, primarily as a result of the Catellus Merger, increased development activity, increased investments in property funds and CDFS joint ventures and individual and portfolio acquisitions, offset somewhat by a decrease in our weighted average interest rates and additional capitalized interest. The increase in capitalized interest is due to the significant increase in our development activities. See Note 13 to our Consolidated Financial Statements in Item 8 for additional information on our interest expense and debt.

Gains Recognized on Dispositions of Certain Non-CDFS Business Assets

In 2006, we recognized gains of $81.5 million on the disposition of 39 properties from our property operations segment to two of the unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gain recognized represents the portion attributable to the third party ownership in the property funds that acquired the properties.

Foreign Currency Exchange Gains (Expenses/Losses), Net

We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in that entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed a permanent source of capital to the subsidiary or investee. If the intercompany debt is deemed not permanent in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks, primarily put option contracts with notional amounts corresponding to a portion of our projected net operating income from our operations in Europe and Japan. See Note 16 to our Consolidated Financial Statements in Item 8.

Income Taxes

We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Code, and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. Certain of our consolidated subsidiaries in the United States are subject to federal income taxes and we are taxed in certain states in which we operate. In addition, many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, we recognize income taxes for these jurisdictions, as appropriate.

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

For federal income tax purposes, the Catellus Merger was treated as a tax-free transaction resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we recorded all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, we recognized the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair values of these assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability.

During, 2006, 2005 and 2004, our current income tax expense was $84.3 million, $14.8 million and $24.9 million, respectively. The increase in 2006 over 2005 is due primarily to; (i) increased earnings from our investments in CDFS joint ventures and increased development management fees, both within our taxable subsidiaries; (ii) increased CDFS disposition income that is taxable in foreign jurisdictions; and (iii) increased interest charges due to the increase in income tax liabilities as a result of the Catellus Merger. During 2004, we had a higher level of property sales to third parties in the United Kingdom, which resulted in increased current income tax expense in 2004, and is the primary reason for the decrease in current income tax expense from 2004 to 2005.

During 2006, we recognized a deferred tax benefit of $53.7 million, compared with deferred tax expense of $12.0 million and $18.7 million in 2005 and 2004, respectively. The benefit recognized in 2006 was caused primarily by the reversal of deferred tax liabilities recorded in connection with our investments in CDFS joint ventures acquired through the Catellus Merger, as well as the reversal of a deferred tax obligation related to PEPR. We were previously obligated to the pre-IPO unitholders of PEPR under a tax indemnification agreement related to properties we contributed to PEPR prior to its IPO. Based on the average closing price of the ordinary units of PEPR during the 30-day post-IPO period, we are no longer obligated for indemnification with respect to those properties. Therefore, we recognized a deferred tax benefit of $36.8 million related to the reversal of this obligation in the fourth quarter of 2006. The deferred tax expense in 2005 and 2004 related primarily to the indemnification agreements related to property contributions, including the PEPR indemnification, as discussed in Note 7 to our Consolidated Financial Statements in Item 8.

Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as discontinued operations in the statements of earnings. From time to time, we dispose of properties to third parties from both our CDFS business and our property operations segments. The results of operations for these properties, as well as the gain or loss recognized upon disposition, are included in discontinued operations. In addition, as of December 31, 2006, we had eight properties classified as held for sale and therefore, the results of operations of those properties are included in discontinued operations.

In addition, in 2005, we sold our temperature-controlled distribution assets in France, which had been classified as held for sale during 2004. We recognized losses in discontinued operations of $25.2 million and $36.7 million in 2005 and 2004, respectively.

See Note 8 to our Consolidated Financial Statements in Item 8 for further discussion of discontinued operations.

Environmental Matters

For a discussion of environmental matters, see Note 17 to our Consolidated Financial Statements in Item 8.

Liquidity and Capital Resources

Overview

We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.

Our credit facilities provide liquidity and financial flexibility, which allows us to efficiently respond to market opportunities and execute our business strategy on a global basis. Regular repayments of our credit facilities are necessary to allow us to maintain adequate liquidity. We anticipate future repayments of the borrowings under our credit facilities will be funded primarily through the proceeds from future property contributions and dispositions and from proceeds generated by future issuances of debt or equity securities, depending on market conditions.

Our credit facilities provide aggregate borrowing capacity of $3.5 billion at December 31, 2006. This includes our Global Line, where a syndicate of 35 banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The total commitment under the Global Line fluctuates in U.S. dollars based on the underlying currencies, and was $3.5 billion at December 31, 2006. Based on our public debt ratings, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The Global Line matures, excluding a twelve-month extension at our option, for all currencies in October 2009, except the renminbi, which matures in May 2009.

During 2006, we issued $1.9 billion of senior and other notes, as follows: $550.0 million of 5.625% senior notes were issued in November and are due 2016; $250.0 million of senior notes were issued in August with a variable rate of interest based on London Interbank Offered Rate (“LIBOR”), plus a margin, and are due 2009; $450.0 million of 5.5% senior notes due 2012 and $400.0 million of 5.75% senior notes due 2016 were issued in March; and ¥36.0 billion of yen notes were issued in June and December (the currency equivalent of approximately $312.9 million at issue date) with a variable rate of interest based on the Tokyo Interbank Offered Rate (“TIBOR”), plus a margin and are due in 2007. The proceeds were used primarily to repay borrowings under our Global Line and other general corporate purposes.

During 2006, we assumed approximately $559.6 million of secured debt, in connection with certain property and portfolio acquisitions. In 2006, we repaid $39.2 million of secured debt that was assumed in connection with the Catellus Merger that was scheduled to mature in 2008.

We received proceeds of $358.0 million from the issuance of 6.9 million common shares throughout 2006 under our various common share plans. This includes $320.8 million received for the issuance of 5.4 million common shares under our Controlled Equity Offering Program.

In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for 2007 and future years:

•	development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	acquisitions of properties in the CDFS business segment;

•	acquisitions of land for future development in the CDFS business segment;

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment;

•	capital expenditures on properties; and

•	scheduled principal and interest payments and repayment of debt that is scheduled to mature.

We expect to fund cash needs for 2007 and future years primarily with cash from the following sources, all subject to market conditions:

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds;

•	proceeds from the contributions of properties to property funds (existing property funds and property funds that may be formed in the future);

•	proceeds from the sale of certain properties, including properties that are classified as held for sale;

•	proceeds from the disposition of land parcels and properties to third parties;

•	borrowing capacity under the Global Line or other credit facilities;

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans.

Commitments related to future contributions to Property Funds

We are committed to offer to contribute substantially all of our stabilized distribution properties developed in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $1.1 billion was unfunded at December 31, 2006.

We are committed to offer to contribute all of our stabilized distribution properties developed in Japan to ProLogis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $408.4 million was unfunded at December 31, 2006.

As discussed earlier, PEPR completed an IPO in September 2006. In connection with the IPO, we entered into a property contribution agreement under which we are committed to offer to contribute to PEPR certain stabilized distribution properties having an aggregate contribution value of €200 million (the currency equivalent of $263.6 million at December 31, 2006), in specified markets in Europe through September 30,

2007, subject to the property meeting certain leasing and other criteria. As of December 31, 2006, we had not contributed any properties under this commitment.

These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt or equity capital to acquire the properties that we expect to offer to contribute during 2007. Should the property funds choose not to acquire, or not have sufficient capital available to acquire, a property that meets the specified criteria, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.

There can be no assurance that if these property funds do not continue to acquire the properties we have available, we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.

Cash Provided by Operating Activities

Net cash provided by operating activities was $720.8 million for 2006, $498.7 million for 2005 and $516.4 million for 2004. The increase in cash provided by operating activities in 2006 over 2005 is due to the increase in earnings, which is more fully discussed above. The decrease in cash provided by operating activities in 2005 from 2004 was due to changes in assets and liabilities. Operational items that impact net cash provided by operating activities are more fully discussed in “— Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in all periods.

Cash Investing and Cash Financing Activities

For 2006, 2005 and 2004, investing activities used net cash of $2.1 billion, $2.2 billion and $0.7 billion, respectively. The net cash used is summarized as follows:

•	Investments in real estate required cash of $4.1 billion in 2006, $2.6 billion in 2005 and $1.7 billion in 2004. These amounts include the acquisition of operating properties (74 properties, 25 properties and 31 properties with an aggregate purchase price of $735.4 million, $453.9 million and $322.3 million in 2006, 2005 and 2004, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At December 31, 2006, we had 114 properties aggregating 30.0 million square feet under development, with a total expected investment of $2.2 billion.

•	Invested cash in new and existing unconsolidated investees of $217.9 million, $16.7 million and $63.5 million in 2006, 2005 and 2004, respectively. These additional investments were primarily in the North American Industrial Fund and CDFS joint ventures in China, including $42.2 million that was escrowed in 2006 for future potential investments in a CDFS joint venture that develops retail properties, subject to the attainment of certain performance criteria. In January 2006, we invested $55.0 million in a preferred interest in ProLogis North American Properties Fund V, which we sold in August 2006, as discussed below.

•	Generated net cash from contributions and dispositions of properties and land parcels of $2.1 billion, $1.5 billion and $1.4 billion in 2006, 2005 and 2004, respectively. See further discussion in “— Results of Operations — CDFS Segment”.

•	Received proceeds from unconsolidated investees as a return of investment of $146.2 million, $48.7 million and $53.4 million in 2006, 2005 and 2004, respectively (including $42.0 million from LAAFB JV and $55.0 million related to the sale of a preferred interest in ProLogis North American Properties Fund V, both of which occurred in 2006).

•	Invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in Funds II-IV during the first quarter of 2006.

•	Invested cash of $113.9 million related to an acquisition that closed in February 2007. See Note 20 to our Consolidated Financial Statements in Item 8.

•	Generated net cash proceeds from payments on notes receivable related to dispositions of assets of $73.7 million, $60.0 million and zero in 2006, 2005 and 2004, respectively.

•	Used $1.3 billion of cash (net of Catellus’ cash on the merger date) as partial consideration related to the Catellus Merger in 2005.

•	Net cash payment of $333.5 million was made in 2004 associated with the Keystone transaction.

For 2006, 2005 and 2004, financing activities provided net cash of $1.6 billion, $1.7 billion and $36.6 million, respectively, as summarized below.

•	Issued $1.9 billion of senior and other notes and repaid $250.0 million of maturing senior notes, resulting in proceeds of $1.7 billion during 2006. Received proceeds from issuance of other debt of $375.0 million for 2006 (net of $135.0 million of secured debt that was paid off prior to maturity). In 2005, we received proceeds from the issuance of senior notes of $890.0 million and proceeds from borrowings on credit facilities and short-term borrowings of $1.3 billion, which were used primarily for the cash consideration for the Catellus Merger and repayment of $106.4 million of debt assumed in the Catellus Merger. In 2004, we received proceeds from the issuance of senior notes of $420.6 million and proceeds from borrowings on credit facilities and short-term $210.8 million.

•	Distributions paid to holders of common shares were $393.3 million, $297.4 million and $266.1 million in 2006, 2005 and 2004, respectively. Dividends paid on preferred shares were $19.1 million, $25.4 million and $25.7 million in 2006, 2005 and 2004, respectively.

•	Generated proceeds from sales and issuances of common shares of $358.0 million, $45.6 million and $146.8 million in 2006, 2005 and 2004, respectively. This includes $320.8 million received for the issuance of 5.4 million common shares under our Controlled Equity Offering Program.

•	Redeemed preferred shares in 2004 for $125.0 million.

Borrowing Capacities

As of December 31, 2006, we had available credit facilities, including the Global Line of $3.5 billion. Under these facilities, we had outstanding borrowings of $2.5 billion and $129.1 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of $937.4 million.

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of Our Unconsolidated Investees

We had investments in and advances to unconsolidated investees of $1.3 billion at December 31, 2006, of which $1.0 billion relates to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at December 31, 2006 is presented below (dollars in millions):

		Third Party	Weighted Average	Our
	Total Assets	Debt (1) (2)	Interest Rate	Ownership

ProLogis California	$608.6	$325.0	7.5%	50.0%
ProLogis North American Properties Fund I	333.3	242.3	7.6%	41.3%
ProLogis North American Properties Fund V	2,517.1	827.2	5.4%	11.3%
ProLogis North American Properties Fund VI	508.4	307.0	5.4%	20.0%
ProLogis North American Properties Fund VII	382.8	229.0	5.5%	20.0%
ProLogis North American Properties Fund VIII	191.5	112.0	5.3%	20.0%
ProLogis North American Properties Fund IX	191.8	122.1	5.7%	20.0%
ProLogis North American Properties Fund X	214.5	135.0	5.7%	20.0%
ProLogis North American Properties Fund XI	228.4	66.1	4.5%	20.0%
ProLogis North American Industrial Fund	1,244.3	748.1	5.4%	20.0%
ProLogis European Properties	4,856.0	2,615.6	5.3%	24.0%
ProLogis Japan Properties Fund I	1,215.5	528.7	1.5%	20.0%
ProLogis Japan Properties Fund II	742.8	375.5	2.0%	20.0%

Total property funds	$13,235.0	$6,633.6

(1)	As of December 31, 2006, we had guaranteed $15.0 million related to borrowings of ProLogis North American Properties Fund V, which was repaid in January 2007 with proceeds from the issuance of secured debt that we do not guarantee.

(2)	The approximate principal payments due on the third party debt of the property funds during each of the years in the five year period ending December 31, 2011 and thereafter are as follows: 2007 — $976.0 million; 2008 — $392.0 million; 2009 — $1,268.8 million; 2010 — $1,255.7 million; 2011 — $522.8 million; and thereafter $2,218.3 million.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2006 related to long-term debt (senior and other notes, secured debt and assessment bonds), unfunded commitments on development projects and amounts due on lines of credit as follows (in millions):

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years

Long-term debt obligations	$5,871	$543	$1,095	$1,078	$3,155
Interest on long-term debt obligations	2,006	334	560	441	671
Unfunded commitments on development projects (1)	1,226	1,226	—	—	—
Amounts due on credit facilities (2)	2,463	—	—	2,463	—
Interest on lines of credit and short-term borrowings (2)	329	88	174	67	—

Totals	$11,895	$2,191	$1,829	$4,049	$3,826

(1)	We had properties under development at December 31, 2006 with a total expected investment of $2.2 billion. The unfunded commitments presented include all costs necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs, not only those costs that we are obligated to fund under construction contracts.

(2)	The maturity date of the credit agreements assumes that we exercise our option to extend.

Other Commitments

At December 31, 2006, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately 1.9 million square feet at an estimated total acquisition cost of approximately $150 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.

From time to time, we enter into Special Limited Contribution Agreements (“SLCAs”) in connection with certain of our contributions of properties to certain property funds. The potential obligations under the SLCAs aggregate $663.6 million at December 31, 2006 and the combined market value of the assets in the property funds that are subject to the provisions of SLCAs was approximately $9.1 billion at December 31, 2006. See Note 17 to our Consolidated Financial Statements in Item 8.

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

Cash distributions per common share paid in 2006, 2005 and 2004 were $1.60, $1.48 and $1.46, respectively. In December 2006, the Board approved an increase in the annual distribution for 2007 from $1.60 to $1.84 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.46 per common share for the first quarter of 2007 was declared on February 1, 2007. This distribution will be paid on February 28, 2007 to holders of common shares on February 14, 2007. We have increased our common share distribution level every year since our common shares became publicly traded in 1994.

At December 31, 2006, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share.

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.

Derivative Financial Instruments

We use derivative financial instruments as hedges to manage well-defined risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. The use of derivative financial instruments allows us to manage the risks of increases in interest rates and fluctuations in foreign currency exchange rates with respect to the effect these fluctuations would have on our income and cash flows. We do not use derivative financial instruments for trading or speculative purposes. See Note 16 to our Consolidated Financial Statements in Item 8 for information on contracts outstanding at December 31, 2006.

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

While we believe our defined FFO measure is an important supplemental measure, neither NAREIT’s nor our measure of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:

•	The current income tax expenses that are excluded from our defined FFO measure represent the taxes that are payable.

•	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of distribution properties are not reflected in FFO.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from our defined FFO measure result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measure does not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from our defined FFO measure are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measure is limited in that it does not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.

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

FFO attributable to common shares as defined by us was $945.1 million, $530.5 million and $400.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2006	2005	2004

FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$848,951	$370,747	$202,813
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	283,701	184,792	158,344
Additional CDFS proceeds recognized	466	—	—
Gains recognized on dispositions of certain non-CDFS business assets and other	(81,470)	—	(6,236)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(103,729)	(86,444)	(1,718)
Real estate related depreciation and amortization	5,315	11,399	6,351

Totals discontinued operations	(98,414)	(75,045)	4,633
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	68,151	57,766	42,635
(Gains) losses on dispositions of non-CDFS business assets	(7,124)	(1,114)	601
Other amortization items	(16,000)	(5,134)	(3,498)

Totals unconsolidated investees	45,027	51,518	39,738

Totals NAREIT defined adjustments	149,310	161,265	196,479

Subtotals — NAREIT defined FFO	998,261	532,012	399,292
Add (deduct) our defined adjustments:
Foreign currency exchange gains, net	(19,555)	(14,065)	(16,590)
Current income tax expense	23,191	—	—
Deferred income tax (benefit) expense	(53,722)	12,045	18,692
Reconciling items attributable to discontinued operations — deferred income tax benefit	—	(213)	(1,075)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange (gains) expenses/losses, net	(45)	298	443
Deferred income tax (benefit) expense	(2,982)	395	(359)

Totals unconsolidated investees	(3,027)	693	84

Totals our defined adjustments	(53,113)	(1,540)	1,111

FFO attributable to common shares as defined by us	$945,148	$530,472	$400,403

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We use certain derivative financial instruments, primarily foreign currency put option and forward contracts, to reduce our foreign currency market risk. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with polices that have been approved by our Board.

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

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we borrow on a fixed rate basis for longer-term debt issuances. In anticipation of a financing expected to occur in 2006, we entered into several interest rate swap contracts that were designated as cash flow hedges to fix the interest rate on a portion of the expected financing. The financing occurred in November 2006 with the issuance of $550.0 million of senior notes. We have no derivative contracts outstanding at December 31, 2006 as hedges of our future fixed rate debt or our variable lines of credit, although we may in the future fix existing variable rate borrowings to manage our interest rate exposure.

Our primary interest rate risk is created by the variable rate lines of credit. During the year ended December 31, 2006, we had weighted average daily outstanding borrowings of $2.3 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $7.0 million of cash flow for the year ended December 31, 2006. The sensitivity analysis was based on the weighted average outstanding variable rate borrowings for 2006.

We also have $552.0 million of variable interest rate debt in which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $1.7 million on our cash flow for the year ended December 31, 2006.

Foreign Currency Risk

We use foreign currency forward contracts to manage the foreign currency fluctuations of an intercompany loan denominated in pounds sterling, which allows us to sell pounds sterling at a fixed exchange rate to the U.S. dollar. At December 31, 2006, we had forward contracts outstanding with an aggregate notional amount of $661.0 million.

We incur foreign currency exchange risk related to third party and intercompany debt of our foreign consolidated subsidiaries and unconsolidated investees that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of this debt results in the recognition of foreign currency exchange gains or losses. Our primary exposure to foreign currency exchange rates exists with the following currencies versus the U.S. dollar: euro, pound sterling and yen. Based on the results of a sensitivity analysis, which assumed a 10% adverse change in foreign currency exchange rates, the estimated market risk exposure to future earnings associated with this debt was $118.1 million at December 31, 2006.

We primarily use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income (operating income net of foreign denominated interest expense) of our foreign consolidated subsidiaries and unconsolidated investees. At December 31, 2006, we had put option contracts outstanding with an aggregate notional amount of $54.7 million.

We translate to U.S. dollars the income and expenses of our consolidated foreign subsidiaries and our proportionate share of the net earnings or losses of our unconsolidated investees recognized under the equity method. We hedge the foreign currency exchange risk associated with approximately 40% to 65% of the forecasted net operating income from our foreign consolidated subsidiaries and unconsolidated investees through foreign currency put option contracts. The effect of the change in foreign currency exchange rates on translated income and expenses of our foreign consolidated subsidiaries and unconsolidated investees has a high degree of inverse correlation with the derivative instruments used to hedge it when rates go above the option strike rate (when rates are below or are expected to be below, there is no offset). Since we hedge approximately 40% to 65% of our projected net operating income from our foreign subsidiaries and investees for foreign currency rate fluctuations above the option strike rate, approximately 35% to 60% of the impact to the net earnings of our foreign subsidiaries and investees of an adverse movement in foreign exchange rates would not be offset by derivative instruments.

Fair Value of Financial Instruments

See Note 16 to our Consolidated Financial Statements in Item 8.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2006 and 2005, our Consolidated Statements of Earnings, Shareholders’ Equity and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2006, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 21 of our Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2006, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2006 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2006, our internal control over financial reporting was effective.

KPMG LLP, an independent registered public accounting firm, who audited and reported on our consolidated financial statements, has issued an attestation report on management’s assessment of internal control over financial reporting that is included in Item 8.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Trustees and Officers

The information required by this item is incorporated herein by reference to the description under Item 1 — Our Management — Executive Committee Members (but only with respect to Jeffrey H. Schwartz, Walter C. Rakowich, Ted R. Antenucci, Dessa M. Bokides, and Edward S. Nekritz), and to the descriptions under the captions “Election of Trustees — Nominees,” “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” and “Board of Trustees and Committees — Audit Committee” in our 2007 Proxy Statement.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Compensation Matters” and “Board of Trustees and Committees — Compensation Committee Interlocks and Insider Participation” in our 2007 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers — Common Shares Beneficially Owned” and to the table titled “Equity Compensation Plan Information” under the caption “Compensation Matters — Narrative Discussion to the Summary Compensation Table for Fiscal Year 2006 and the Grants of Plan-Based Awards Table for Fiscal Year 2006” in our 2007 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance — Trustee Independence” in our 2007 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2007 Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 62 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 140 to 144 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 62 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
  ProLogis:

We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ProLogis’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Los Angeles, California
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
  ProLogis:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that ProLogis maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProLogis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of ProLogis’ internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that ProLogis maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, ProLogis maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows and related financial statement schedule for each of the years in the three-year period ended December 31, 2006, and our reports dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

KPMG LLP

Los Angeles, California
February 27, 2007

PROLOGIS

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except per share data)

	2006	2005	2004

Revenues:
Rental income	$927,719	$600,869	$509,490
CDFS disposition proceeds	1,286,841	1,140,457	1,288,665
Property management and other fees and incentives	211,929	66,934	50,778
Development management and other income	37,420	25,464	2,698

Total revenues	2,463,909	1,833,724	1,851,631

Expenses:
Rental expenses	239,545	161,680	131,238
Cost of CDFS dispositions	993,926	917,782	1,111,698
General and administrative	156,889	107,164	84,861
Depreciation and amortization	293,027	191,945	161,968
Merger integration expenses	2,630	12,152	—
Relocation expenses	93	4,451	6,794
Other expenses	13,013	8,633	5,519

Total expenses	1,699,123	1,403,807	1,502,078

Operating income	764,786	429,917	349,553
Other income (expense):
Earnings from unconsolidated property funds	93,055	46,078	42,899
Earnings (losses) from CDFS joint ventures and other unconsolidated investees	50,703	6,421	(801)
Interest expense	(294,403)	(177,562)	(152,551)
Interest income on long-term notes receivable	16,730	6,781	—
Interest and other income, net	18,248	10,724	5,721

Total other income (expense)	(115,667)	(107,558)	(104,732)

Earnings before minority interest	649,119	322,359	244,821
Minority interest	3,457	5,243	4,875

Earnings before certain net gains	645,662	317,116	239,946
Gains recognized on dispositions of certain non-CDFS business assets and other	81,470	—	9,400
Foreign currency exchange gains, net	21,086	15,979	14,686

Earnings before income taxes	748,218	333,095	264,032
Income taxes:
Current income tax expense	84,250	14,847	24,870
Deferred income tax (benefit) expense	(53,722)	12,045	18,692

Total income taxes	30,528	26,892	43,562

Earnings from continuing operations	717,690	306,203	220,470
Discontinued operations:
Income attributable to disposed properties and assets held for sale	19,434	18,050	14,728
Losses related to temperature-controlled distribution assets	—	(25,150)	(36,671)
Gains recognized on dispositions:
Non-CDFS business assets	103,729	86,444	1,549
CDFS business assets	33,514	10,616	32,719

Total discontinued operations	156,677	89,960	12,325

Net earnings	874,367	396,163	232,795
Less preferred share dividends	25,416	25,416	25,746
Less excess of redemption values over carrying values of preferred shares redeemed	—	—	4,236

Net earnings attributable to common shares	$848,951	$370,747	$202,813

Weighted average common shares outstanding — Basic	245,952	203,337	182,226

Weighted average common shares outstanding — Diluted	256,852	213,713	191,801

Net earnings per share attributable to common shares — Basic:
Continuing operations	$2.81	$1.38	$1.04
Discontinued operations	0.64	0.44	0.07

Net earnings per share attributable to common shares — Basic	$3.45	$1.82	$1.11

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$2.71	$1.34	$1.02
Discontinued operations	0.61	0.42	0.06

Net earnings per share attributable to common shares — Diluted	$3.32	$1.76	$1.08

Distributions per common share	$1.60	$1.48	$1.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005

ASSETS
Real estate	$13,953,999	$11,875,130
Less accumulated depreciation	1,280,206	1,118,547

	12,673,793	10,756,583
Investments in and advances to unconsolidated investees	1,299,697	1,049,743
Cash and cash equivalents	475,791	203,800
Accounts and notes receivable	439,791	327,214
Other assets	957,295	788,840
Discontinued operations — assets held for sale	57,158	—

Total assets	$15,903,525	$13,126,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$8,386,886	$6,677,880
Accounts payable and accrued expenses	518,651	344,423
Other liabilities	546,129	557,210
Discontinued operations — assets held for sale	1,012	—

Total liabilities	9,452,678	7,579,513

Minority interest	52,268	58,644
Shareholders’ equity:
Series C preferred shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000 shares issued and outstanding at December 31, 2006 and 2005	100,000	100,000
Series F preferred shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2006 and 2005	125,000	125,000
Series G preferred shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2006 and 2005	125,000	125,000
Common shares; $0.01 par value; 250,912 shares issued and outstanding at December 31, 2006 and 243,781 shares issued and outstanding at December 31, 2005	2,509	2,438
Additional paid-in capital	6,000,119	5,606,017
Accumulated other comprehensive income	216,922	149,586
Distributions in excess of net earnings	(170,971)	(620,018)

Total shareholders’ equity	6,398,579	5,488,023

Total liabilities and shareholders’ equity	$15,903,525	$13,126,180

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Common shares — number of shares at beginning of year	243,781	185,789	180,183
Issuance of common shares in connection with the Catellus Merger	—	55,889	—
Issuances of common shares under common share plans	6,951	2,092	5,590
Conversions of limited partnership units	180	11	16

Common shares — number of shares at end of year	250,912	243,781	185,789

Common shares — par value at beginning of year	$2,438	$1,858	$1,802
Issuance of common shares in connection with the Catellus Merger	—	559	—
Issuances of common shares under common share plans	69	21	56
Conversions of limited partnership units	2	—	—

Common shares — par value at end of year	$2,509	$2,438	$1,858

Preferred shares at stated liquidation preference at beginning of year	$350,000	$350,000	$475,000
Redemption of Series D preferred shares	—	—	(125,000)

Preferred shares at stated liquidation preference at end of year	$350,000	$350,000	$350,000

Additional paid-in capital at beginning of year	$5,606,017	$3,249,576	$3,073,959
Issuance of common shares in connection with the Catellus Merger	—	2,285,029	—
Issuances of common shares under common share plans	357,448	43,126	148,248
Conversions of limited partnership units	6,475	150	869
Excess of redemption values over carrying values of preferred shares redeemed	—	—	4,236
Cost of issuing preferred shares	—	—	(473)
Cost of issuing common shares	(76)	(1,395)	(157)
Change in receivable from timing differences on equity transactions	244	2,494	(1,365)
Cost of share-based compensation awards	30,011	27,037	24,259

Additional paid-in capital at end of year	$6,000,119	$5,606,017	$3,249,576

Accumulated other comprehensive income at beginning of year	$149,586	$194,445	$138,235
Foreign currency translation gains (losses), net	70,777	(70,076)	63,276
Unrealized (losses) gains on derivative contracts, net	(3,441)	25,217	(7,066)

Accumulated other comprehensive income at end of year	$216,922	$149,586	$194,445

Distributions in excess of net earnings at beginning of year	$(620,018)	$(693,386)	$(630,064)
Net earnings	874,367	396,163	232,795
Preferred share dividends	(25,416)	(25,416)	(25,746)
Excess of redemption values over carrying values of preferred shares redeemed	—	—	(4,236)
Common share distributions	(399,904)	(297,379)	(266,135)

Distributions in excess of net earnings at end of year	$(170,971)	$(620,018)	$(693,386)

Total shareholders’ equity at end of year	$6,398,579	$5,488,023	$3,102,493

Comprehensive income attributable to common shares:
Net earnings	$874,367	$396,163	$232,795
Preferred share dividends	(25,416)	(25,416)	(25,746)
Excess of redemption values over carrying values of preferred shares redeemed	—	—	(4,236)
Foreign currency translation gains (losses), net	70,777	(70,076)	63,276
(Losses) gains on derivative contracts, net	(3,441)	25,217	(7,066)

Comprehensive income attributable to common shares	$916,287	$325,888	$259,023

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Operating activities:
Net earnings	$874,367	$396,163	$232,795
Minority interest share in earnings	3,457	5,243	4,875
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(36,418)	(11,411)	(9,654)
Cost of share-based compensation awards	21,567	22,615	15,290
Depreciation and amortization	298,342	204,378	174,606
Cumulative translation losses and impairment charge on assets held for sale	—	26,864	50,582
Equity in earnings from unconsolidated investees	(143,758)	(52,499)	(42,098)
Distributions from and changes in operating receivables of unconsolidated investees	99,062	47,514	34,452
Amortization of deferred loan costs and net premium on debt	(6,366)	1,615	5,741
Gains recognized on dispositions of non-CDFS business assets and investments in property funds, net	(185,199)	(86,444)	(10,949)
Adjustments to foreign currency exchange amounts recognized	(18,774)	(10,288)	(10,477)
Deferred income tax (benefit) expense	(53,722)	12,045	18,692
Increase in accounts and notes receivable and other assets	(203,918)	(54,091)	(64,582)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	72,201	(2,986)	117,102

Net cash provided by operating activities	720,841	498,718	516,375

Investing activities:
Real estate investments	(3,729,313)	(2,468,396)	(1,659,209)
Purchase of ownership interests in property funds	(259,248)	—	—
Tenant improvements and lease commissions on previously leased space	(66,787)	(53,919)	(46,693)
Recurring capital expenditures	(29,437)	(26,989)	(24,561)
Cash consideration paid in Catellus Merger in 2005 and Keystone Transaction in 2004, net of cash acquired	—	(1,292,644)	(510,560)
Cash received associated with the Keystone Transaction	—	—	177,106
Proceeds from dispositions of real estate assets	2,095,231	1,516,614	1,405,420
Proceeds from dispositions of investments in unconsolidated investees	—	—	13,209
Advances on notes receivable	(115,417)	—	—
Proceeds from repayments of notes receivable	73,723	59,991	—
Increase in restricted cash for potential investment	(42,174)	—	—
Investments in unconsolidated investees	(175,677)	(16,726)	(63,528)
Return of investment from unconsolidated investees	146,206	48,652	53,361
Adjustments to cash balances resulting from a reporting change	—	—	3,284

Net cash used in investing activities	(2,102,893)	(2,233,417)	(652,171)

Financing activities:
Net proceeds from sales and issuances of common shares under various common share plans	358,038	45,641	146,782
Redemptions of preferred shares	—	—	(125,000)
Distributions paid on common shares	(393,317)	(297,379)	(266,135)
Minority interest redemptions and distributions	(11,576)	(13,953)	(7,685)
Dividends paid on preferred shares	(19,062)	(25,416)	(25,746)
Debt and equity issuance costs paid	(13,840)	(8,112)	(4,507)
Repayment of debt assumed in Catellus Merger	—	(106,356)	—
Net proceeds from lines of credit and short-term borrowings	368,158	1,348,023	210,784
Proceeds from issuance of senior and other notes and secured debt	1,945,325	890,011	420,573
Payments on senior notes, secured debt and assessment bonds	(588,844)	(119,067)	(312,465)

Net cash provided by financing activities	1,644,882	1,713,392	36,601

Effect of exchange rate changes on cash	9,161	(11,422)	4,221
Net increase (decrease) in cash and cash equivalents	271,991	(32,729)	(94,974)
Cash and cash equivalents, beginning of year	203,800	236,529	331,503

Cash and cash equivalents, end of year	$475,791	$203,800	$236,529

See Note 19 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

ProLogis, collectively with our consolidated subsidiaries (we, our, us, the Company or ProLogis), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations, (ii) fund management and (iii) CDFS business. Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our fund management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. See Note 18 for further discussion of our business segments.

2.	Summary of Significant Accounting Policies:

Basis of Presentation and Consolidation. The accompanying consolidated financial statements are presented in our functional currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

We consolidate all entities that are wholly owned or those we own less than 100% but we control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through the consideration of the following factors:

(i)	the form of our ownership interest;
(ii)	our representation on the entity’s governing body;
(iii)	the size of our investment (including loans);
(iv)	estimates of future cash flows;
(v)	our ability to participate in policy making decisions, including but not limited to, the acquisition or disposition of investment properties and the incurrence or refinancing of debt;
(vi)	the rights of other investors to participate in the decision making process; and
(vii)	the ability for other partners or owners to replace us as manager and/or liquidate the venture, if applicable.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus regarding EITF Issue 04-5 “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights” (“EITF 04-5”). The EITF agreed on a framework for evaluating when a general partner controls a limited partnership and whether the partnership should be consolidated. The Financial Accounting Standards Board (the “FASB”) ratified the consensus that was effective June 29, 2005 for all new or modified partnerships and effective January 1, 2006 for all existing partnerships. We adopted EITF 04-5 on January 1, 2006. As such, we performed an evaluation of each of our unconsolidated investees. We first determined whether the entity needed to be evaluated under EITF 04-5 based on the ownership and legal structure. Next, we evaluated whether the limited partners had substantive kick-out rights or participating rights, both as defined under EITF 04-5. We concluded that the unconsolidated investees that were subject to EITF 04-5 and needed to be evaluated should be accounted for under the equity method of accounting based on the rights provided to the limited partners under the governing documents of the respective entity.

Use of Estimates. The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our consolidated subsidiaries whose functional currency is not the U.S. dollar ultimately translate their financial statements into U.S. dollars at the time of consolidation of those subsidiaries’ financial statements into our financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the financial statement date. Income statement accounts are translated using the average exchange rate for the period. Income statement accounts that represent significant nonrecurring transactions are translated at the rate in effect as of the date of the transaction. Gains and losses resulting from the translation are included in accumulated other comprehensive income as a separate component of shareholders’ equity. We translate our share of the net earnings or losses of our unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the net foreign currency exchange gains recognized in our results of operations were as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Gains from remeasurement of certain intercompany and third party debt, net	$36,025	$11,316	$11,075
Gains (losses) from the settlement of certain intercompany and third party debt, net (1)	1,843	(4,418)	4,065
Transaction gains (losses), net	(2,068)	(638)	144
Derivative financial instruments (2):
Expense associated with contracts settled during the period	(1,274)	(1,028)	(2,048)
Mark-to-market (losses) gains on outstanding contracts, net	(15,977)	—	1,450
Gains realized at settlement of contracts (1)	2,537	10,747	—

Totals	$21,086	$15,979	$14,686

(1)	At the time certain debt balances are settled, remeasurement gains or losses that have been recognized in results of operations as unrealized are reversed and the cumulative foreign currency exchange gain or loss realized with respect to the settled balance is recognized in our results of operations as a realized gain or loss. During 2006, 2005 and 2004, we recognized gains of $6.2 million, losses of $7.2 million and gains of $4.1 million, respectively, due to the settlement of intercompany loans denominated in British pounds sterling. In addition, during 2006 and 2005, we recognized gains of $2.4 million and $6.1 million, respectively (with no gains in 2004), associated with derivative contracts that settled during the period and were designed to manage the foreign currency fluctuations of these intercompany loans.

(2)	We enter into foreign currency put option contracts related to our operations in Europe and Japan. These put option contracts do not qualify for hedge accounting treatment. Accordingly, the cost of the contract is capitalized at the contract’s inception and we mark the derivative to market as of the end of each subsequent reporting period and the related gains or losses are recorded in our earnings. Upon settlement of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds received are recognized as a realized gain.

Revenue Recognition.

Rental and other income. We lease our operating properties to customers under agreements that are classified as operating leases. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term. Generally, under the terms of our leases, some or all of our rental expenses are recovered from our customers. We reflect amounts recovered from customers as a component of rental income. A provision for possible loss is made if the collection of a receivable balance is considered doubtful. Some of our retail and ground leases provide for additional rent based on sales over a stated base amount during the lease year. We recognize this additional rent when each customer’s sales exceed their sales threshold. We recognize interest income and management, development and other fees and incentives when earned, fixed and determinable.

Gains or Losses on Disposition of Real Estate. Gains or losses on the disposition of real estate assets are recorded when the recognition criteria have been met, generally at the time title is transferred, and we no longer have substantial continuing involvement with the real estate asset sold.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

When we contribute a property to a property fund or joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the entity acquiring the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of net earnings or losses under the equity method in future periods to recognize the investee’s recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. If a loss is realized when a property is contributed to an investee, the entire loss is recognized.

When a property that we originally contributed to a property fund or joint venture is disposed of to a third party, we recognize the amount of the proceeds we had previously deferred during the period the disposition occurs, in addition to our proportionate share of the gain or loss recognized by the investee. Further, during periods when our ownership interest in an investee decreases, we will recognize gains relating to previously deferred proceeds to coincide with our new ownership interest in the investee.

Rental Expenses. Rental expenses primarily include the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes. Also included are direct expenses associated with our management of the property funds’ operations.

Share-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”) using the modified prospective application. This standard requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. The impact of adoption of SFAS 123R is the inclusion of compensation expense within our Consolidated Statements of Earnings, which were previously disclosed as pro forma amounts within the notes to our Consolidated Financial Statements. See Note 5.

Prior to January 1, 2006, we recognized the costs of our share-based compensation plans under SFAS No. 123 “Accounting and Disclosure of Stock Based Compensation” that allowed us to continue to account for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of the share option granted equaled or exceeded the market price of the underlying share on the date of grant, no compensation expense was recognized. We granted share options to employees and members of our Board of Trustees (the “Board”) that had an exercise price that was equal to the market price on the day the options were granted. Therefore, no compensation expense was recognized. We recognized compensation expense if the terms of the share options or other instruments awarded were changed in such a manner that the variable accounting rules as provided in APB 25 became applicable. We recognized the intrinsic value related to other share awards granted as compensation expense over the applicable vesting period.

Relocation Expenses. The relocation expenses relate to the move of our corporate headquarters in the first quarter of 2006 and the relocation of our information technology and corporate accounting functions from El Paso, Texas to Denver, Colorado in the first quarter of 2005.

Income Taxes. ProLogis was formed as a Maryland real estate investment trust in January 1993 and we have, along with our consolidated REIT subsidiary, elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Under the Code, REITs are generally not required to pay federal income taxes if they distribute 100% of their taxable income and meet certain income, asset and shareholder tests. Certain of our consolidated subsidiaries in the United States are subject to federal income taxes and we are taxed in certain states in which we operate. In addition, many of the foreign countries where we have

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, we recognize income taxes for these jurisdictions, as appropriate.

Income taxes are accounted for under the asset and liability method. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to certain contributions to property funds. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in income. See also Note 7.

Long-Lived Assets

Real Estate Assets. Real estate assets are carried at cost. Costs incurred that are directly associated with the successful acquisition of real estate assets are capitalized as part of the investment basis of the real estate assets. Costs that are associated with unsuccessful acquisition efforts are expensed at the time the acquisition is abandoned. Costs incurred in developing, renovating, rehabilitating and improving real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, rehabilitation and leasing activities; if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are presented as a component of other assets. When a municipality district finances costs we incur for public infrastructure improvements, we record the costs in real estate until we are reimbursed.

The depreciable portions of real estate assets are charged to expense on a straight-line basis over their respective estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for properties developed by us. Capitalized leasing costs are amortized over the respective lease term. Our average lease term for all leases in effect at December 31, 2006 was between four and five years. We develop properties in our CDFS business segment generally with the intent to contribute the properties to property funds in which we maintain an ownership interest and act as manager, or to sell the properties to third parties. We may acquire properties in our CDFS business segment that we generally plan to rehabilitate and/or reposition prior to contributing the properties to a property fund. We generally do not depreciate properties during the period from the completion of the development, rehabilitation or repositioning activities through the date the properties are contributed or sold.

Business Combinations, Goodwill and Intangible Assets. When we acquire a business or individual properties for long term investment, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. We estimate:

•	the fair value of the buildings on an as-if-vacant basis. The fair value allocated to land is generally based on relevant market data;

•	the market value of above and below market leases based upon our best estimate of current market rents. The value of each lease is recorded in either other assets or other liabilities, as appropriate;

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	the value of costs to obtain tenants, primarily leasing commissions. These costs are recorded in other assets;

•	the value of debt based on quoted market rates for the same or similar issues, or by discounting future cash flows using rates currently available for debt with similar terms and maturities. Any discount or premium is included in the principal amount;

•	the value of any management contracts by discounting future expected cash flows under these contracts; and

•	the value of all other assumed assets and liabilities based on the best information available.

We amortize the acquired assets or liabilities as follows:

•	Above and below market leases are charged to rental income over the average term of the acquired lease.

•	Leasing commissions are charged to amortization expense over the average remaining estimated life of the lease.

•	Debt discount or premium is charged to interest expense using the effective interest method over the remaining term of the related debt.

•	Management contracts are charged to expense over the remaining term of the contract.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather we assess goodwill for impairment annually. However, an impairment assessment is performed at an earlier date if circumstances indicate that goodwill, or a portion thereof, may be impaired.

Investments in Unconsolidated Investees. Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of the investee but do not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the investees, distributions received, deferred proceeds on the contribution of properties and certain other adjustments, as appropriate.

Impairment of Long-Lived Assets. We assess the carrying values of our respective long-lived assets, including goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the estimated fair value. For operating buildings, the recoverability is based on the future undiscounted cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset, and the loss would be recognized as an impairment loss in our Consolidated Statements of Earnings.

Assets Held for Sale and Discontinued Operations. Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the property or operation that has been classified as discontinued operations are also reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria are met. At such time, the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respective assets and liabilities are presented separately on our Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets.

Properties disposed of to third parties are considered discontinued operations unless such properties were developed under a pre-sale agreement. Properties contributed to property funds in which we maintain an ownership interest and act as manager are not considered discontinued operations due to our continuing involvement with the properties. The contribution of properties to the property funds is reflected in our Consolidated Statements of Earnings based on the nature of the properties contributed, either CDFS or non-CDFS. Discontinued operations recognized directly by our unconsolidated investees, if any, are not reflected separately from our investment balance or separately from the net earnings or losses of those unconsolidated investees.

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

Notes Receivable. The principal balance on notes receivable from third parties at December 31, 2006 and 2005 was $237.3 million and $145.2 million, respectively. Interest is recognized as earned and included in interest income on notes receivable in our Consolidated Statements of Earnings; however, we discontinue accruing interest when collection is considered doubtful. We use the effective interest method for notes receivable with stepped interest rates. Our weighted average effective annual interest rate for our notes receivable as of December 31, 2006 and 2005 was 8.6% and 9.9%, respectively. Notes receivable are generally collateralized by real property or a financing agreement.

Minority Interest. We recognize the minority interests in real estate partnerships or joint ventures in which we consolidate at each minority holder’s respective share of the estimated fair value of the real estate as of the date of formation. Minority interest that was created or assumed as a part of a business combination is recognized at the underlying book value as of the date of the transaction. Minority interest is subsequently adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity.

Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into our common shares. Common shares issued upon exchange of a holder’s minority interest are accounted for at our carrying value of the surrendered minority interest.

Preferred Share Redemptions. We recognize the excess of the redemption value of cumulative redeemable preferred shares over the carrying value as a charge to earnings attributable to common shares.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Environmental costs. We incur certain environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs related to undeveloped land are capitalized as development costs. Costs incurred for properties to be disposed are included in the cost of disposed assets when the properties are disposed. We maintain a liability for estimated costs of environmental remediation to be incurred in connection with undeveloped land, operating properties and properties previously sold.

Recent Accounting Pronouncements. In July 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and are to be applied to all tax positions upon initial adoption. Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption. We do not expect the adoption of FIN 48 on January 1, 2007 to have a material impact on our financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 for our fiscal year ended December 31, 2006, and it had no impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements so it does not require any new fair value measurements. SFAS 157 is

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

effective for fiscal years beginning after November 15, 2007. We plan to adopt SFAS 157 beginning in the first quarter of 2008. We are currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

Reclassifications. Certain amounts included in our Consolidated Financial Statements for prior years have been reclassified to conform to the 2006 financial statement presentation.

3.	Mergers and Acquisitions:

Catellus Development Corporation

On September 15, 2005, Catellus Development Corporation, a publicly traded REIT (“Catellus”), merged with and into Palmtree Acquisition Corporation, one of our subsidiaries (the “Catellus Merger”). The total purchase price was $5.3 billion, which was financed by $1.3 billion of cash and 55.9 million common shares issued to former Catellus stockholders (valued at $2.3 billion), $37.4 million in cash for transaction costs and the assumption of $1.7 billion in liabilities. In allocating the purchase price based on estimated fair values, we initially recorded approximately $4.5 billion of real estate assets, $661.9 million of other assets, primarily tangible assets, and $152.9 million of goodwill. The allocation of goodwill increased by approximately $27.0 million in 2006 primarily as a result of changes in the valuation of real estate assets, partially offset by liabilities recorded for certain pre-merger contingencies that were deemed to be probable and could be reasonably estimated.

In connection with the Catellus Merger, we incurred $2.6 million and $12.2 million of merger integration costs in 2006 and 2005, respectively. These costs were indirect costs associated with the Catellus Merger, such as employee transition costs, as well as severance costs for certain of our employees whose responsibilities became redundant after the merger.

ProLogis North American Properties Fund XII

On September 30, 2005, we acquired the 80% interest in ProLogis North American Properties Fund XII owned by our fund partner. The acquisition resulted in the addition of 12 buildings aggregating 3.4 million square feet with an aggregate property value of $283.2 million to our direct-owned industrial portfolio, including assumed debt of approximately $15.1 million.

Keystone

On May 3, 2004, we and affiliates of four investment funds managed by Eaton Vance Management (the “Fund Affiliates”) established five property funds (the “Acquiring Property Funds” and also referred to by us as ProLogis North American Properties Funds VI, VII, VIII, IX and X — see Note 4). We have a 20% ownership interest in each of the Acquiring Property Funds with the remainder owned by the Fund Affiliates. In addition, on May 3, 2004, we and the Acquiring Property Funds entered into an agreement to acquire the outstanding equity of Keystone Property Trust (“Keystone”), a publicly traded REIT, and the operating units of Keystone Operating Partnership, L.P., a subsidiary of Keystone (the “Keystone Transaction”).

On August 4, 2004, we and the Acquiring Property Funds paid $23.80 per Keystone common share outstanding and retired approximately $567 million of Keystone’s outstanding debt. On September 3, 2004, we and the Acquiring Property Funds paid a cash liquidation distribution of approximately $125 million, including accrued dividends, to the holders of the outstanding preferred shares of Keystone, and Keystone was liquidated. Including these payments, assumed liabilities (including the issuance of limited partnership units to certain of Keystone’s limited partners) and estimated transaction costs, the total consideration for the Keystone Transaction was approximately $1.7 billion. Our share of the total consideration was approximately $579 million, including our investment in the Acquiring Property Funds of approximately $279 million and our direct

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition of certain assets (nine properties aggregating 2.3 million square feet) and assumption of certain liabilities aggregating on a net basis approximately $300 million.

4.	Unconsolidated Investees:

Summary of Investments and Income

Our investments in and advances to investees that are accounted for under the equity method are summarized by type of investee as follows (in thousands):

	December 31,
	2006	2005

Property funds	$981,840	$755,320
CDFS joint ventures and other unconsolidated investees	317,857	294,423

Totals	$1,299,697	$1,049,743

Property Funds

We recognize earnings or losses from our investments in property funds consisting of our proportionate share of the net earnings or losses of the property funds and interest income on advances made, if any. In addition, we earn fees for providing services to the property funds. The amounts we have recognized from our investments in the property funds are summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Earnings from unconsolidated property funds:
North America	$59,732	$24,224	$25,532
Europe	21,605	13,938	12,550
Asia	11,718	7,916	4,817

Total earnings from unconsolidated property funds	$93,055	$46,078	$42,899

Property management and other fees and incentives:
North America	$57,800	$32,124	$22,505
Europe	145,622	30,064	25,336
Asia	8,507	4,746	2,937

Total property management and other fees and incentives	$211,929	$66,934	$50,778

Contributions of developed properties to a property fund allow us to realize a portion of the profits from our development activities while at the same time allowing us to maintain a long-term ownership interest in our developed properties. This business strategy also provides liquidity to fund our future development activities and generates fee income. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We generally receive additional ownership interests in the property funds as part of the proceeds generated by the contributions of properties to maintain our ownership interest. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager, and may earn additional fees and incentives by providing other services including, but not limited to, acquisition, development, construction management and leasing activities. We may also earn incentive performance participation income based on the investors’ returns over a specified period.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2006, ProLogis European Properties (“PEPR”) completed an initial public offering (“IPO”) on the Euronext Amsterdam stock exchange in which the selling unitholders offered 49.8 million ordinary units. As the manager of the property fund, we were entitled to an incentive return based on the internal rate of return that the pre-IPO unitholders earned. The final incentive return of $109.2 million was determined and recognized in the fourth quarter of 2006. The return was paid to us by an initial allocation of 3.9 million ordinary units, which increased our investment by $68.6 million and our ownership interest to 24.0%, with the balance received in cash.

On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”) from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), which was formed in February 2006 (see below). In connection with these transactions, we recognized the following amounts in the respective financial statement line items for the year ended December 31, 2006, after deferral of $17.9 million due to our continuing 20% ownership interest in the North American Industrial Fund (in thousands):

CDFS disposition proceeds (1)	$12,492
Property management and other fees and incentives (2)	$21,958
Earnings from unconsolidated property funds (3)	$37,113

(1)	Represents the recognition of proceeds that we had previously deferred as part of CDFS proceeds upon the initial contributions of the properties to Funds II-IV.

(2)	Represents an incentive return we earned due to certain return levels achieved by our fund partner upon the termination of Funds II-IV.

(3)	Represents our proportionate share of the gain on termination recognized by Funds II-IV.

Information about our property funds (the names in parentheses represent the legal names of the entities) is as follows as of December 31:

		Square
	Number of	feet
	properties	(in	Ownership		Investment in
	owned	millions)	Percentage		and advances to
Fund Names	2006	2006	2006	2005	2006	2005

ProLogis California (ProLogis California I LLC ) (1)	81	14.2	50.0%	50.0%	$112,915	$115,743
ProLogis North American Properties Fund I (ProLogis North American Properties Fund I LLC)(1)	36	9.4	41.3%	41.3%	30,902	33,241
ProLogis North American Properties Fund II — IV (2)	—	—	—	20.0%	—	12,410
ProLogis North American Properties Fund V (3)	154	36.2	11.3%	11.3%	53,331	53,104
ProLogis North American Properties Fund VI (Allagash Property Trust) (1)	22	8.6	20.0%	20.0%	39,149	42,227
ProLogis North American Properties Fund VII (Brazos Property Trust) (1)	29	6.1	20.0%	20.0%	31,816	32,543
ProLogis North American Properties Fund VIII (Cimmaron Property Trust) (1)	24	3.1	20.0%	20.0%	15,397	15,602
ProLogis North American Properties Fund IX (Deerfield Property Trust) (1)	20	3.4	20.0%	20.0%	14,076	14,274
ProLogis North American Properties Fund X (Elkhorn Property Trust) (1)	29	4.2	20.0%	20.0%	15,399	15,968
ProLogis North American Properties Fund XI (KPJV, LLP) (1)	14	4.3	20.0%	20.0%	31,871	33,094
ProLogis North American Industrial Fund (4)	126	21.2	20.0%	—	72,053	—
PEPR (ProLogis European Properties) (5)	277	58.1	24.0%	21.0%	430,761	283,435
ProLogis Japan Properties Fund I (PLD/RECO Japan TMK Property Trust) (1)	18	7.4	20.0%	20.0%	87,705	103,679
ProLogis Japan Properties Fund II (ProLogis Japan Properties Trust) (1)(6)	13	5.1	20.0%	—	46,465	—

Totals	843	181.3			$981,840	$755,320

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	We have one fund partner in each of these property funds.

(2)	As discussed above, on January 4, 2006, we purchased the remaining 80% ownership interests of our fund partner in each of these property funds and subsequently contributed substantially all the assets and associated liabilities into the North American Industrial Fund.

(3)	We refer to the combined entities in which we have ownership interests (ProLogis-Macquarie Fund and the management company, as discussed below) as one property fund named ProLogis North American Properties Fund V.

•	Our ownership interest is held directly or indirectly by us, Macquarie ProLogis Trust (“MPR”), a publicly traded listed property trust in Australia and Macquarie Bank Limited (“Macquarie Bank”). We and a United States subsidiary of Macquarie Bank each have a 50% ownership interest in a company that was formed to act as manager of the ProLogis-Macquarie Fund.

•	At December 31, 2006, we had guaranteed $15.0 million of borrowings to ProLogis North American Properties Fund V outstanding on a term loan that was repaid in January 2007 with proceeds from the issuance of secured debt which we do not guarantee. At December 31, 2005, we had guaranteed $12.5 million of borrowings of ProLogis North American Properties Fund V outstanding on a term loan that was repaid in 2006.

•	On January 9, 2006, a preferred unit holder in a subsidiary of ProLogis North American Properties Fund V exercised its option to put its interest to us for $55.0 million, which we acquired. We had an agreement with ProLogis North American Properties Fund V that enabled us to put this interest to the fund at the same price after June 30, 2006. On August 4, 2006, we exercised our option and received payment from ProLogis North American Properties Fund V.

•	During 2006, we contributed 20 properties for aggregate proceeds of $132.4 million to ProLogis North American Properties Fund V.

(4)	In February 2006, we formed the North American Industrial Fund, with ten institutional investors, which will primarily own distribution properties in major distribution markets throughout the United States and Canada. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. We are committed to offer to contribute to substantially all of our stabilized distribution properties developed in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $1.1 billion was unfunded at December 31, 2006. During 2006, we contributed 49 buildings for aggregate proceeds of $451.8 million to the North American Industrial Fund in addition to the assets that were acquired from Funds II-IV, as discussed above.

(5)	During 2006, prior to PEPR’s IPO, we contributed 19 properties to PEPR for aggregate proceeds of $419.6 million. In connection with PEPR’s IPO, we entered into a property contribution agreement under which we are committed to offer to contribute to PEPR certain stabilized properties having an aggregate contribution value of €200 million (the currency equivalent of $263.6 million at December 31, 2006), in specified markets in Europe through September 30, 2007, subject to the property meeting certain leasing and other criteria. As of December 31, 2006, we had not contributed any properties under this commitment.

(6)	ProLogis Japan Properties Fund II was formed on September 1, 2005. We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008 to this property fund, subject to the property meeting certain leasing and other criteria. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which $408.4 million was unfunded at December 31, 2006. During the year ended December 31, 2006, we contributed six properties to this property fund for aggregate proceeds of $405.5 million and the property fund acquired seven properties from third parties.

Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below as of and for the years ended December 31, 2006 and 2005 (dollars in millions):

	2006
	North
	America	Europe	Asia	Total

Revenues	$494.6	$414.4	$120.9	$1,029.9
Net earnings (1)	$266.2	$88.2	$47.7	$402.1
Total assets	$6,420.7	$4,856.0	$1,958.3	$13,235.0
Amounts due to us	$6.7	$14.0	$75.2	$95.9
Third party debt (2)	$3,113.8	$2,615.6	$904.2	$6,633.6
Total liabilities	$4,360.8	$2,968.0	$1,054.2	$8,383.0
Equity	$2,054.2	$1,881.4	$904.1	$4,839.7
Our weighted average ownership at end of period (3)	23.1%	24.0%	20.0%	23.0%
Our investment balance (4)	$416.8	$430.8	$134.2	$981.8
Deferred proceeds, net of amortization (5)	$112.8	$123.7	$66.2	$302.7

	2005
	North
	America	Europe	Asia	Total

Revenues	$489.9	$368.6	$70.7	$929.2
Net earnings	$99.3	$54.0	$32.9	$186.2
Total assets	$4,786.6	$4,052.0	$1,230.1	$10,068.7
Amounts due to us	$9.0	$15.7	$71.3	$96.0
Third party debt (2)	$2,690.7	$1,991.2	$535.1	$5,217.0
Total liabilities	$2,921.0	$2,409.6	$639.8	$5,970.4
Equity	$1,864.1	$1,637.9	$590.3	$4,092.3
Our weighted average ownership at end of period (3)	23.5%	21.0%	20.0%	22.1%
Our investment balance (4)	$368.2	$283.4	$103.7	$755.3
Deferred proceeds, net of amortization (5)	$77.7	$105.5	$44.1	$227.3

(1)	Included in net earnings for Europe are expenses of approximately $43.3 million related to the costs to complete PEPR’s IPO, as this was an offering of existing units and no new capital was raised by PEPR. Included in net earnings for North America is $185.7 million representing the net gain recognized by the Funds II-IV upon termination in the first quarter of 2006.

(2)	As of December 31, 2006 and 2005, we had guaranteed $15.0 million and $12.5 million, respectively, related to borrowings of ProLogis North American Properties Fund V, both of which were repaid with proceeds from the issuance of secured debt that we do not guarantee.

(3)	Represents the weighted average of our ownership interests in all property funds at December 31, based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our percentage ownership interest of the property fund’s equity and our investment balance results from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(5)	This amount is recorded as a reduction to our investment and represents the proceeds that are deferred when we contribute a property to a property fund due to our continuing ownership in the property.

CDFS joint ventures and other unconsolidated investees

At December 31, 2006, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. These joint ventures include entities that develop and own distribution properties and also include entities that perform land, multi-use, retail and residential development activity. The other operating joint ventures primarily include entities that own a hotel property and office properties.

The amounts we have recognized as our proportionate share of the earnings or losses from our investments in CDFS joint ventures and other unconsolidated investees, are summarized as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

North America	$45,651	$4,178	$(2,079)
Europe	2,097	1,186	1,201
Asia	2,955	1,057	77

Total earnings (losses) from CDFS joint ventures and other unconsolidated investees	$50,703	$6,421	$(801)

Included in our earnings from CDFS joint ventures in North America for 2006 is income of $35.0 million representing our proportionate share of the earnings of a CDFS joint venture, “LAAFB JV”. The LAAFB JV was formed to redevelop a U.S. Air Force base in Los Angeles, California in exchange for land parcels and certain rights to receive tax increment financing (“TIF”) proceeds over a period of time. As our investment in LAAFB JV is held in a taxable subsidiary, we also recognized a deferred income tax benefit of $12.4 million and a current income tax expense of $27.0 million for 2006 in our Consolidated Statements of Earnings. As of December 31, 2006, the operations of LAAFB JV were substantially complete.

Our investments in and advances to these entities were as follows as of December 31 (in thousands):

	2006	2005

CDFS joint ventures:
United States (1)	$75,197	$113,008
Europe (2)	8,499	12,238
China (3)	119,614	57,165

Total CDFS joint ventures	$203,310	$182,411

Other investees:
Operating joint ventures (4)	$88,104	$84,731
Other	26,443	27,281

Total other investees	$114,547	$112,012

Total	$317,857	$294,423

(1)	Includes a 50% interest in one multi-use development entity, two residential development entities and two entities that own or are developing distribution properties.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Includes investments in joint ventures that own land for future development of distribution properties and develop distribution properties.

(3)	Includes investments in joint ventures that own distribution properties that were acquired from third parties or developed by the joint venture, and that also develop distribution properties. In September 2006, we invested in an entity in China that we present on a consolidated basis. This entity has an investment interest ($41.7 million at December 31, 2006) in an entity that primarily owns and develops retail properties and is accounted for under the equity method of accounting. As part of this transaction, we may be required to invest up to $42.2 million of additional equity based on the attainment of certain performance criteria. This amount was deposited in escrow and is included in other assets in our Consolidated Balance Sheet at December 31, 2006. In addition, we have a commitment to provide a financial guarantee for up to 600 million renminbi (the currency equivalent of $76.9 million at December 31, 2006). As of December 31, 2006, we have not been required to provide any guarantees.

(4)	Includes investments acquired in connection with the Catellus Merger, consisting primarily of a 25.16% interest in an entity that owns and operates a hotel property, a 38.75% interest in an entity that owns and operates the parking lot adjacent to the hotel property and a 66.67% interest in an entity that owns and operates office properties.

5.	Long-Term Compensation:

The 2006 long-term incentive plan together with our 1997 long-term incentive plan (the “Incentive Plan”) provides for grants of share options, stock appreciation rights (“SARs”), full value awards and cash incentive awards to employees and other persons providing services to us and our subsidiaries, including outside trustees. No more than 28,660,000 common shares in the aggregate may be awarded under the Incentive Plan. In any one calendar-year period, no participant shall be granted: (i) more than 500,000 share options and SARs; (ii) more than 200,000 full value awards; or (iii) more than $10,000,000 in cash incentive awards. Common shares may be awarded under the Incentive Plan until it is terminated by the Board. At December 31, 2006, 6,903,030 common shares were available to be issued under the Incentive Plan.

Share Options

We have granted various share options to our employees and trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) on December 31st of each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. The holders of share options granted in 2001 earned DEUs through 2005 and the holders of share options granted in 2002 and later do not earn DEUs. At December 31, 2006, there were 2,141,284 share options with a weighted average exercise price and remaining life of $21.26 and 2.6 years, respectively, that will earn DEUs in the future. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to employees since September 2006 have an exercise price equal to the closing market price of our common stock on the date of grant. Prior to September 2006, the exercise price was based on the average of the high and low prices on the date of grant. Share options granted to trustees generally vest immediately.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share options outstanding at December 31, 2006 were as follows:

				Weighted
				Average
	Number of		Expiration	Remaining Life
	Options	Exercise Price	Date	(in years)

Outside Trustees Plan	110,000	$19.75 - $43.80	2009-2015	5.6
Incentive Plan:
1997 grants	133,581	$21.22	2007	0.7
1998 grants	662,105	$20.94 - $21.09	2008	1.9
1999 grants	651,409	$17.19 - $18.63	2009	2.7
2000 grants	645,586	$21.75 - $24.25	2010	3.7
2001 grants	529,625	$20.67 - $22.02	2011	4.7
2002 grants	985,074	$22.98 - $24.76	2007, 2012	5.4
2003 grants	1,205,295	$24.90 - $31.26	2013	6.7
2004 grants	1,610,138	$29.41 - $41.50	2014	7.7
2005 grants	1,067,210	$40.86 - $45.46	2015	8.9
2006 grants	864,030	$53.07 - $59.92	2016	10.0

Total	8,464,053			6.2

The activity for the year ended December 31, 2006, with respect to our share options, is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Life
	Options	Price	Options	Price	(in years)

Balance at January 1, 2006	8,873,820	$29.19
Granted	864,030	59.73
Exercised	(1,159,663)	27.05
Forfeited	(114,134)	36.71

Balance at December 31, 2006	8,464,053	$32.50	5,523,080	$26.20	5.0

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $10.40, $7.26 and $5.10, respectively. Total remaining compensation cost related to unvested share options as of December 31, 2006 was $19.4 million, prior to adjustments for capitalized amounts due to our development and leasing activities and forfeited awards.

The activity for the year ended December 31, 2006, with respect to our non-vested share options, is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2006	3,897,954	$5.22
Granted	864,030	10.40
Vested	(1,706,877)	4.52
Forfeited	(114,134)	5.40

Balance at December 31, 2006	2,940,973	$7.14

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Full Value Awards

Restricted Share Units

Restricted share units (“RSUs”) are granted at a rate of one common share per RSU to our employees. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which is generally four or five years. The RSUs do not carry voting rights during the vesting period, but do generally earn DEUs that vest according to the underlying RSU. The weighted-average fair value of RSUs granted during the years 2006, 2005 and 2004 was $53.86, $45.29 and $34.00, respectively. In addition, annually we issue fully vested deferred share units to our trustees, which are expensed at the time of grant and earn DEUs.

Contingent Performance Shares and Performance Share Awards

Certain employees are granted contingent performance shares (“CPSs”) and Performance Share Awards (“PSAs”). There were grants of CPSs in December 2005, May 2006 and December 2006 of which the CPSs are earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These CPSs generally vest over a three-year period and the recipient must continue to be employed by us until the end of the vesting period. The amount of CPSs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to twice the targeted award, or a maximum of 574,000 shares at December 31, 2006. For purposes of calculating compensation expense, we consider the CPSs to have a market condition and therefore we have estimated the grant date fair value of the CPSs using a pricing valuation model. We recognize the value of the CPSs granted as compensation expense utilizing the grant date fair value and the target shares over the vesting period.

There were grants of PSAs issued through December 31, 2005 based on certain specified performance criteria, established in advance, for each employee eligible for the grant. If a PSA is earned based on the performance criteria, the recipient must continue to be employed by us until the end of the vesting period, which is generally two years, before any portion of the grant is vested. The PSAs are valued on the grant date, based upon the market price of a common share on that date, which is recognized as compensation expense over the vesting period.

These awards carry no voting rights during this vesting period, but do earn DEUs that are vested at the end of the vesting period of the underlying award. The weighted-average fair value of CPSs and PSAs granted during the years 2006, 2005 and 2004 was $64.35, $48.78 and $43.33, respectively.

Dividend Equivalent Units

DEUs in the form of common shares are earned at a rate of one common share per DEU for certain awards. Prior to the adoption of SFAS 123R, we recognized the value of the DEUs issued as compensation expense, based on the market price of a common share on the grant date, over the vesting period of the underlying share award. With the adoption of SFAS 123R, we treat the DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Activity of CPSs, PSAs and RSUs

Activity with respect to our CPSs, PSAs and RSUs is as follows:

	Shares Outstanding
	Number of	Weighted Average	Number of
	Shares	Original Value	Vested Shares

Balance at January 1, 2006	1,792,335	$36.74	645,025

Granted	791,976	56.02
Exercised	(292,703)	31.02
Forfeited	(26,732)	48.62

Balance at December 31, 2006	2,264,876	$44.08	808,544

Total remaining compensation cost related to unvested CPSs, PSAs and RSUs as of December 31, 2006 was $62.0 million, prior to adjustments for capitalized amounts due to our development and leasing activities and forfeited awards. This expense will be recognized through 2011, which equates to a weighted average period of 2.2 years.

The activity for the year ended December 31, 2006, with respect to our non-vested CPSs, PSAs and RSUs is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2006	1,147,310	$42.22
Granted	791,976	56.02
Vested	(456,222)	39.97
Forfeited	(26,732)	48.62

Balance at December 31, 2006	1,456,332	$50.31

Adoption of SFAS 123R

During the year ended December 31, 2006, we recognized $21.6 million of compensation expense under the provisions of SFAS 123R. This includes expense related to awards granted to our outside trustees and is net of $8.4 million that was capitalized due to our development and leasing activities and forfeited awards. During the years ended December 31, 2005 and 2004, under the provisions of APB 25, we recognized $22.6 million and $15.3 million of compensation expense, respectively, net of $4.6 million and $7.4 million, respectively, that was capitalized due to our development and leasing activities. With the adoption of SFAS 123R, we now recognize the compensation cost associated with stock options that was previously disclosed in the notes to our Consolidated Financial Statements and we treat DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. Had we not adopted SFAS 123R for the year ended December 31, 2006, our net earnings attributable to common shares would have been $846.8 million and our basic and diluted net earnings per share attributable to common shares would have been $3.44 and $3.31, respectively.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had we adopted SFAS 123R on January 1, 2004, our net earnings attributable to common shares for the years ended December 31 would have changed as follows (in thousands, except per share amounts):

	2005	2004

Net earnings attributable to common shares:
As reported	$370,747	$202,813
Pro forma	$373,074	$206,429
Net earnings per share attributable to common shares:
As reported — Basic	$1.82	$1.11
As reported — Diluted	$1.76	$1.08
Pro forma — Basic	$1.83	$1.13
Pro forma — Diluted	$1.77	$1.10

We calculated the fair value of the options granted using a Black-Scholes pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.51%	4.33%	3.82%
Dividend yield	3.40%	3.92%	4.27%
Volatility	19.46%	20.33%	20.52%
Weighted average option life	5.8 years	5.9 years	6.25 years

We use historical data to estimate dividend yield, share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk free rate for periods within the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. To calculate expected volatility, we use historical volatility of our common stock and implied volatility of traded options on our common stock.

Other Plans

We have a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in common shares of 50 cents for every dollar contributed by an employee, up to 6% of the employees’ annual compensation (within the statutory compensation limit). A total of 190,000 common shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed common shares is based on the employees’ years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2006, no common shares have been issued under the 401(k) Plan. All of our matching contributions have been made with common shares purchased by us in the open market.

We have a nonqualified savings plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. We match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching contributions vest in the same manner as the 401(k) Plan. On a combined basis for both plans, our contributions under the matching provisions were $1.1 million, $0.8 million and $0.5 million for 2006, 2005 and 2004, respectively.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Minority Interest:

The minority interest at December 31 is as follows (dollars in thousands):

	2006			2005
	# of			# of
	Entities	Balance	Minority Interest	Entities	Balance	Minority Interest

North America (1)(2)(3)	6	$38,112	1-31%	7	$57,746	1-31%
China	4	14,156	20-40%	1	898	20%

		$52,268			$58,644

(1)	At December 31, 2006 and 2005, an aggregate of 5,138,809 and 5,410,578, respectively, limited partnership units held by minority interest holders are convertible into 5,139,799 and 5,411,567, respectively, common shares. Certain of the limited partnerships units are owned by our Chief Executive Officer. See Note 15.

(2)	As of December 31, 2006 and 2005, there were 4,658,700 and 5,400,675, respectively, of the outstanding limited partnership units that were entitled to receive cumulative preferential quarterly cash distributions equal to the quarterly distributions paid on common shares.

(3)	Certain properties owned by these partnerships cannot be sold, prior to the occurrence of certain events, without the consent of the limited partners, other than in tax-deferred exchanges. The partnership agreement provides that a minimum level of debt must be maintained within the partnership, which can include intercompany debt to us.

7.	Income Taxes:

For 2006, 2005 and 2004, we, and our REIT subsidiary, believe we have complied with the REIT requirements of the Code. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries, which operate primarily in the CDFS business segment. This enables us to provide services that would otherwise be considered impermissible for REITs. We recognize current income tax expense for the federal and state income taxes incurred by our TRSs.

The statute of limitations for our tax returns is generally three years, with our major tax jurisdictions being the United States, Luxemburg and the United Kingdom. As such, our tax returns that remain subject to examination would be primarily from 2003 and thereafter, except for Catellus. Certain 1999 and later federal and state income tax returns of Catellus are still open for audit or are currently under audit by the Internal Revenue Service (“IRS”) and various state taxing authorities. As of December 31, 2006, we have recorded an estimated federal and state income tax liability that represents our best estimate of the liability associated with these open periods. We will continue to evaluate the adequacy of the liability as additional information becomes available. Any increases or decreases in the liability associated with the potential income taxes related to Catellus will be reflected as an adjustment to goodwill recorded as part of the Catellus Merger.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of earnings before income taxes for the years ended December 31, are as follows (in thousands):

	2006	2005	2004

Domestic	$353,409	$91,316	$90,207
International	394,809	241,779	173,825

Total	$748,218	$333,095	$264,032

Components of the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2006	2005	2004

Current income tax expense
Federal	$49,900	$3,379	$2,598
Non-U.S.	20,254	10,547	21,830
State and local	14,096	921	442

Total Current	84,250	14,847	24,870

Deferred income tax (benefit) expense
Federal	(26,382)	5,726	7,310
Non-U.S.	(27,340)	6,319	11,382

Total Deferred	(53,722)	12,045	18,692

Total income taxes	$30,528	$26,892	$43,562

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our TRSs, state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our income tax liabilities. During the years ended December 31, 2006, 2005 and 2004, cash paid for income taxes were $74.1 million, $17.5 million and $14.3 million, respectively.

We recognize interest related to unrecognized tax benefits based on applicable interest rates in income tax expense, along with any penalties. During the years ended December 31, 2006, 2005, and 2004, we recognized approximately $11.1 million, $2.3 million, and none, respectively, in interest and penalties. At December 31, 2006 and 2005, we had approximately $45.2 million and $34.1 million, respectively, accrued for the payment of interest and penalties, which is included in our total current income tax liability of $173.3 million and $157.2 million as of December 31, 2006 and 2005, respectively.

Deferred Income Taxes

Deferred income tax expense is generally a function of the period’s temporary differences, the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to contributions to certain property funds.

For federal income tax purposes, the Catellus Merger and certain other acquisitions were treated as a tax-free transaction resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we recorded all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, we recognized the deferred income tax liabilities

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that represent the tax effect of the difference between the tax basis carried over and the fair value of these assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases that result from a change in circumstances in the deferred income tax liability recorded in connection with the Catellus Merger will be reflected as an adjustment to goodwill.

Indemnification Agreements

In September 2006 and June 2004, we entered into indemnification agreements with PEPR and ProLogis North American Properties Fund V, respectively, whereby we indemnify the funds for certain future capital gains tax liabilities that could be incurred by the funds associated with contributions of properties to the funds after a specified date. Our contributions to the funds are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liabilities associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to the funds at contribution. We have indemnified the funds to the extent that the funds: (i) incur capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) are required to grant a discount to the buyer of shares under a share transfer transaction as a result of the funds transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. The agreements limit the amount that is subject to our indemnification with respect to each property to 100% of the actual capital gains tax liabilities that are deferred and transferred by us to the funds at the time of the initial contribution. Pursuant to the indemnification agreements, we have recognized a liability of $5.9 million associated with the contributions of 27 properties located in Mexico to ProLogis North American Properties Fund V during the period from March 28, 2002 through December 31, 2006. As of December 31, 2006, we had not contributed any properties to PEPR subject to the September 2006 agreement and therefore have no liability. We were previously obligated to the pre-IPO unitholders of PEPR under a tax indemnification agreement entered into in August 2003 and related to properties contributed to PEPR prior to its IPO. Based on the average closing price of the ordinary units of PEPR during the 30-day, post-IPO period, we are no longer obligated for indemnification with respect to those properties. Therefore, we recognized a deferred income tax benefit of $36.8 million related to the reversal of this obligation in the fourth quarter of 2006. See Note 4 for more details on the PEPR IPO.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2006	2005

Deferred income tax assets:
Net operating loss carryforwards (1)	$13,759	$19,492
Basis difference — real estate properties	8,132	10,664
AMT credit carryforward	796	413
Other — temporary differences	16,371	780

Total deferred income tax assets	39,058	31,349
Valuation allowance	(1,711)	(1,000)

Net deferred income tax assets	37,347	30,349

Deferred income tax liabilities:
Basis difference — real estate properties	(7,944)	—
Built-in gains — real estate properties	(47,621)	(48,090)
Basis difference — equity investees	(9,246)	(32,258)
Built-in gains — equity investees	(22,781)	(23,614)
Indemnification liabilities	(5,916)	(28,383)
Other — temporary differences	(25,527)	(24,454)

Total deferred income tax liabilities	(119,035)	(156,799)

Net deferred income tax liabilities	$(81,688)	$(126,450)

(1)	At December 31, 2006, we have net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes and various international jurisdictions of approximately $25.0 million and $11.1 million, respectively. If not utilized, the U.S. NOLs expire between 2019 and 2024 and the international NOLs expire in 2011.

8.	Discontinued Operations:

Amounts classified as discontinued operations relate to the properties disposed of in 2006, 2005 and 2004 and the properties held for sale as of December 31, 2006, and are summarized as follows for the years ended December 31, interest expense represents interest directly attributable to these properties (in thousands):

	2006	2005	2004

Rental income	$45,343	$48,661	$37,458
Rental expenses	(19,720)	(18,135)	(11,154)
Depreciation and amortization	(5,315)	(11,399)	(10,792)
Interest expense	(874)	(1,077)	(784)

Income attributable to disposed properties and assets held for sale	$19,434	$18,050	$14,728

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following information relates to properties disposed of during the years ended December 31 (in thousands, except number of properties):

	2006	2005	2004

Non-CDFS business assets:
Number of properties	74	64	10
Net proceeds from dispositions	$531,969	$335,610	$23,122
Net gains from dispositions	$103,729	$86,444	$1,549
CDFS business assets:
Number of properties	15	8	10
Net proceeds from dispositions	$245,500	$100,494	$241,875
Net gains from dispositions	$33,514	$10,616	$32,719

In July 2005, we sold our temperature-controlled distribution assets in France. In connection with the sale, we received total proceeds of €30.8 million (the currency equivalent of approximately $36.6 million as of the sale date) including a note receivable of €23.9 million. The note was paid in full in January 2006. We recognized cumulative translation losses and impairment charges of $26.9 million and $50.6 million in 2005 and 2004, respectively, to reflect our investment in this business at its estimated fair value less costs to sell. These charges are included in Losses related to temperature-controlled distribution assets in our Consolidated Statements of Earnings. Included in the cumulative translation losses recognized in 2005 was approximately $6.7 million related to an unrecognized translation loss as of December 31, 2005, which should have been included in the impairment charge recognized in the fourth quarter of 2004. We became aware that this loss had not been recorded during the second quarter of 2005 and therefore, recognized the additional loss at that time. We do not believe that the recognition of this loss in the second quarter of 2005 rather than in the fourth quarter of 2004 is material to our results of operations in either 2005 or 2004. If this loss had been recognized in 2004, our loss attributable to assets held for sale and net earnings for the year ended December 31, 2004 would have been $43.4 million and $226.1 million, respectively.

At December 31, 2006, we had eight properties that were classified as held for sale and the respective assets and liabilities are presented separately in our Consolidated Balance Sheet at December 31, 2006.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Distributions and Dividends:

The following summarizes the taxability of common share distributions and the preferred share dividends for each series of preferred shares (taxability for 2006 is estimated):

	Years Ended December 31,
	2006	2005	2004

Per common share:
Ordinary income	$0.95	$0.99	$0.94
Qualified dividend	0.04	0.07	—
Capital gains	—	0.15	0.17
Return of capital	0.61	0.27	0.35

Total distribution	$1.60	$1.48	$1.46

Per preferred share — Series C:
Ordinary income	$4.10	$3.49	$3.62
Qualified dividend	0.17	0.24	—
Capital gains	—	0.54	0.65

Total dividend	$4.27	$4.27	$4.27

Per preferred share — Series F:
Ordinary income	$1.62	$1.38	$1.43
Qualified dividend	0.07	0.09	—
Capital gains	—	0.22	0.26

Total dividend	$1.69	$1.69	$1.69

Per preferred share — Series G:
Ordinary income	$1.62	$1.38	$1.43
Qualified dividend	0.07	0.09	—
Capital gains	—	0.22	0.26

Total dividend	$1.69	$1.69	$1.69

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that shareholder’s common shares. At the beginning of each year, we notify our shareholders of the taxability of the common share distributions paid during the preceding year.

In December 2006, the Board approved an increase in the annual distribution for 2007 from $1.60 to $1.84 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.46 per common share for the first quarter of 2007 was declared on February 1, 2007. This distribution will be paid on February 28, 2007 to holders of common shares on February 14, 2007.

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

Our tax return for the year ended December 31, 2006 has not been filed. The taxability information presented for our distributions and dividends paid in 2006 is based upon the best available data. Our tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.

10.	Earnings Per Common Share:

We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average shares that would have been outstanding assuming all potentially dilutive instruments were converted into shares at the earliest date possible. The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004

Net earnings attributable to common shares	$848,951	$370,747	$202,813
Minority interest share in earnings	3,457	5,243	4,875

Adjusted net earnings attributable to common shares	$852,408	$375,990	$207,688

Weighted average common shares outstanding — Basic	245,952	203,337	182,226
Incremental weighted average effect of conversion of limited partnership units	5,198	5,540	5,035
Incremental weighted average effect of potentially dilutive instruments (1)	5,702	4,836	4,540

Weighted average common shares outstanding — Diluted	256,852	213,713	191,801

Net earnings per share attributable to common shares — Basic	$3.45	$1.82	$1.11

Net earnings per share attributable to common shares — Diluted	$3.32	$1.76	$1.08

(1)	Total weighted average potentially dilutive instruments outstanding (in thousands) were 10,909, 10,783 and 11,356 for 2006, 2005 and 2004, respectively. Of the total potentially dilutive instruments, 25, 103 and 553 (in thousands) were antidilutive for 2006, 2005 and 2004, respectively.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Real Estate:

Real Estate Assets

Real estate assets directly owned by us primarily consist of income producing properties, including those properties pending contribution or sale, properties under development and land held for future development. Our real estate assets, presented at cost, include the following (in thousands):

	December 31,
	2006	2005

Distribution operating properties (1):
Improved land	$2,227,953	$1,774,923
Buildings and improvements	8,195,296	6,955,983
Retail operating properties (2):
Improved land	77,808	66,848
Buildings and improvements	227,380	221,405
Land subject to ground leases and other (3)	472,412	792,668
Properties under development, including cost of land (4)	964,842	884,345
Land held for development (5)	1,397,081	1,045,042
Other investments (6)	391,227	133,916

Total real estate assets	13,953,999	11,875,130
Less accumulated depreciation	1,280,206	1,118,547

Net real estate assets	$12,673,793	$10,756,583

(1)	At December 31, 2006 and 2005, we had 1,446 and 1,432 distribution operating properties consisting of 203.6 million square feet and 185.6 million square feet, respectively.

(2)	At December 31, 2006 and 2005, we had 27 and 29 retail operating properties consisting of 1.1 million square feet at both periods.

(3)	At December 31, 2006 and 2005, we held land subject to ground leases as well as railway depots and office properties. Also at December 31, 2005, we owned a hotel property and several office properties that were sold during 2006.

(4)	Properties under development consisted of 114 properties aggregating 30.0 million square feet at December 31, 2006 and 72 properties aggregating 23.2 million square feet at December 31, 2005. Our total expected investment upon completion of the properties under development at December 31, 2006 is approximately $2.2 billion.

(5)	Land held for future development consisted of 6,204 and 6,568 acres at December 31, 2006 and 2005, respectively.

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.

We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, Sweden, and the United Kingdom) and Asia (China, Japan, Korea and Singapore).

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the last three years, we completed individual and portfolio acquisitions of industrial distribution properties, other than those discussed in Note 3, as follows (aggregated, dollars and square feet in thousands):

	Number of	Aggregate	Aggregate
	Properties	Square Feet	Purchase Price	Debt Assumed

2006	74	13,529	$735,427	$87,919
2005	13	3,783	$170,744	$19,919
2004	22	4,774	$195,703	$—

Operating Lease Agreements

We lease our operating properties to customers under agreements that are generally classified as operating leases. At December 31, 2006, minimum lease payments on leases with lease periods greater than one year for space in our operating properties, excluding properties held for sale, during each of the years in the five-year period ending December 31, 2011 and thereafter are as follows (in thousands):

2007	$688,808
2008	595,381
2009	474,156
2010	372,744
2011	268,743
Thereafter	1,028,298

$3,428,130

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes reimbursements of property operating expenses. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $183.5 million, $115.8 million and $94.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are included as rental income and operating expenses in the accompanying Consolidated Statements of Earnings.

For our direct-owned properties, the largest customer and the 25 largest customers accounted for 2.2% and 18.4%, respectively, of our annualized collected base rents at December 31, 2006.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Other Assets and Other Liabilities:

Our other assets consisted of the following, as of December 31 (in thousands):

	2006	2005

Goodwill	$254,192	$229,444
Value added taxes receivable	215,712	161,237
Rent leveling asset and above market leases	105,478	93,863
Leasing commissions	98,296	108,556
Non-qualified savings plan assets	48,579	43,895
Fixed assets	28,623	25,037
Loan fees	35,715	28,149
Performance escrow	42,174	—
Other	128,526	98,659

Totals	$957,295	$788,840

Our other liabilities consisted of the following as of December 31 (in thousands):

	2006	2005

Tax liabilities	$160,929	$151,796
Deferred income taxes	81,688	126,450
Tenant security deposits	79,378	51,889
Unearned rents	40,788	33,837
Non-qualified savings plan liabilities	37,180	44,315
Value added taxes payable	34,896	59,335
Disposition costs	33,009	27,814
Below market leases	18,155	25,528
Other	60,106	36,246

Totals	$546,129	$557,210

The leasing commissions and above and below market leases, net, of $185.6 million at December 31, 2006 are expected to be amortized as follows (in thousands):

	Amortization	Net Charge to
	Expense	Rental Income

2007	$36,325	$12,066
2008	27,657	14,356
2009	11,367	12,981
2010	7,936	13,467
2011	5,187	7,415
Thereafter	9,824	27,038

Total	$98,296	$87,323

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Debt:

Our debt consisted of the following as of December 31 (in thousands):

	2006	2005

Unsecured lines of credit and short-term borrowings	$2,462,796	$2,240,054
Senior and other notes	4,445,092	2,759,675
Secured debt	1,445,021	1,643,586
Assessment bonds	33,977	34,565

Totals	$8,386,886	$6,677,880

Unsecured Lines of Credit and Short-Term Borrowings

We have a global senior credit facility (“Global Line”), which was amended and increased in June 2006. The total commitment fluctuates in U.S. dollars based on the underlying currencies and was $3.5 billion at December 31, 2006. Funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The Global Line matures in October 2009 for all currencies except the renminbi, which matures in May 2009 and has a 12-month extension at our option. Based on our public debt ratings, interest on the borrowings under the Global Line accrues at a variable rate based on the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (3.56% per annum at December 31, 2006 based on a weighted average using local currency rates). In addition, we also have other credit facilities with total commitments of $68.7 million at December 31, 2006.

Our lines of credit borrowings are summarized below (dollars in millions):

	Years Ended December 31,
	2006	2005	2004

Weighted average daily interest rate (1)	3.03%	2.77%	2.08%
Borrowings outstanding at December 31	$2,462.8	$1,850.1	$912.3
Weighted average daily borrowings	$2,294.7	$1,278.2	$930.0
Maximum borrowings outstanding at any month end	$2,760.8	$1,850.1	$1,036.5
Aggregate borrowing capacity of all lines of credit at December 31	$3,529.3	$2,589.9	$1,832.2
Outstanding letters of credit under the lines of credit	$129.1	$98.0	$35.3
Aggregate remaining capacity available to us on all lines of credit at December 31	$937.4	$641.8	$884.6

On September 15, 2005, we entered into a bridge facility with certain lenders. Upon closing, we borrowed $1.5 billion, the entire amount available, which was used to finance the Catellus Merger. Interest on the borrowings under this facility accrued at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) plus a margin, along with a facility fee. We utilized the proceeds from the issuance of senior notes, borrowings on the Global Line and sales of certain real estate properties to make payments on this facility. The balance outstanding on this facility at December 31, 2005 was $390.0 million, which was paid in full in March 2006.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior and Other Notes

The senior and other notes outstanding at December 31, 2006 are summarized as follows (dollars in thousands):

	Principal	Coupon
Maturity Date	Balance	Rate

June 22, 2007 (1)(13)	$6,550	floating
November 20, 2007 (1)	135,000	7.25%
December 11, 2007 (1)(13)	287,848	floating
December 19, 2007 (1)(13)	7,553	floating
April 15, 2008 (1)	250,000	7.10%
May 15, 2008 (2)	50,000	7.95%
March 1, 2009 (3)	56,250	8.72%
May 15, 2009 (4)	28,125	7.88%
August 24, 2009 (1)(5)	250,000	floating
November 20, 2009 (1)	25,000	7.30%
November 15, 2010 (1)(6)	500,000	5.25%
April 13, 2011 (1)(7)	461,230	4.38%
April 1, 2012 (1)(8)	450,000	5.50%
March 1, 2013 (1)	300,000	5.50%
February 1, 2015 (9)	100,000	7.81%
March 1, 2015 (10)	50,000	9.34%
November 15, 2015 (1)(6)	400,000	5.63%
April 1, 2016 (1)(8)	400,000	5.75%
May 15, 2016 (11)	50,000	8.65%
November 15, 2016 (1)(12)	550,000	5.63%
July 1, 2017 (1)	100,000	7.63%

Total par value	$4,457,556
Less: discount, net	12,464

Total principal balance, net	$4,445,092

(1)	Principal due at maturity.

(2)	Annual principal payments of $25.0 million are due on May 15th of each year through 2008.

(3)	Annual principal payments of $18.8 million are due on March 1st of each year through 2009.

(4)	Annual principal payments of $9.4 million are due on May 15th of each year through 2009.

(5)	On August 24, 2006, we issued $250.0 million of senior notes. Interest on the notes accrues at a variable rate based on LIBOR plus a margin (5.62% at December 31, 2006). We utilized the net proceeds of $250.0 million to repay borrowings under our Global Line and other general corporate purposes.

(6)	In July 2006, we completed the exchange and registration of these senior notes that were issued in a private placement in 2005.

(7)	In 2004, we issued €350.0 million senior notes (the currency equivalent of approximately $420.6 million at the date of issuance).

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	On March 27, 2006, we issued $450.0 million of 5.5% senior notes and $400.0 million of 5.75% senior notes. We received net proceeds of $838.7 million that were used to repay borrowings under our Global Line, the bridge facility from the Catellus Merger and other general corporate purposes.

(9)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $10.0 million to $20.0 million.

(10)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $5.0 million to $12.5 million.

(11)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $5.0 million to $12.5 million.

(12)	On November 14, 2006, we issued $550.0 million of 5.625% senior notes. We received net proceeds of $543.5 million that were used to repay borrowings under our Global Line and other general corporate purposes.

(13)	On June 19, 2006 and December 7, 2006, we issued ¥780.5 million and ¥35.2 billion, respectively, in TMK bonds (the currency equivalent of approximately $312.9 million at issue date). TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. TMK bonds are not secured by properties, but do contain restrictions on the TMK’s ability to incur additional debt or to use property associated with the loan as security for another loan. The net proceeds were used to repay borrowings under our Global Line. These bonds will be repaid and refinanced by the ProLogis Japan Properties Fund II when we contribute the related properties to the property fund.

Our obligations under the senior notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually.

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

All of the senior notes, except for the $250.0 million floating rate notes, are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and a trust deed.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Secured Debt

Our secured debt outstanding at December 31, 2006 includes any premium or discount recorded at acquisition and consisted of the following (dollars in thousands):

				Balloon
		Periodic		Payment
	Interest	Payment	Principal	Due at
Maturity Date	Rate (1)	Date	Balance	Maturity

November 11, 2008	5.96%	(2)	$65,894	$60,646
November 11, 2008	6.01%	(2)	301,035	$276,065
April 1, 2012	7.05%	(2)	254,386	$196,462
August 1, 2015	5.47%	(2)	135,780	$111,690
April 12, 2016	7.25%	(2)	213,557	$150,373
April 1, 2024	7.58%	(2)	197,063	$127,187
Various	(3)	(3)	277,306	(3)

Total secured debt (4)			$1,445,021

(1)	The weighted average annual interest rate for the total mortgage notes was 7.0% for the year ended December 31, 2006.

(2)	Monthly amortization with a balloon payment due at maturity.

(3)	Includes 32 mortgage notes with interest rates ranging from 4.12% to 9.68%, maturing from 2007 to 2018, primarily requiring monthly amortization with a balloon payment at maturity.

(4)	The mortgage notes are secured by 291 real estate properties with an aggregate undepreciated cost of $3.2 billion at December 31, 2006.

Assessment Bonds

The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate assets with an aggregate undepreciated cost of $1.1 billion at December 31, 2006. Interest rates range from 4.75% per annum to 8.75% per annum. Maturity dates range from 2007 to 2033.

Debt Covenants

Under the terms of certain of our debt agreements, we are subject to various financial covenants relating to leverage ratios, fixed charge and debt service coverage ratios, investments and indebtedness to total asset value ratios, minimum consolidated net worth and restrictions on distributions and redemptions. In connection with the issuance of the $500.0 million of 5.25% senior notes due November 2010 and $400.0 million of 5.63% senior notes due November 2015, we modified certain financial and operating covenants under the indenture governing the notes. These notes, along with all senior notes issued subsequently, are subject to the existing covenants until all senior debt securities outstanding prior to November 2, 2005 are repaid, at which time the remaining senior notes will be subject to the modified covenants. As of December 31, 2006, we were in compliance with all of our debt covenants.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt Maturities

The approximate principal payments due on the senior and other notes, secured debt and assessment bonds during each of the years in the five-year period ending December 31, 2011 and thereafter are as follows (in thousands):

2007	$542,597
2008	716,621
2009	377,495
2010	564,455
2011	515,262
Thereafter	3,155,067

Total principal due	5,871,497
Add: premium, net	52,593

Total carrying value	$5,924,090

Interest Expense

Interest expense includes the following components (in thousands):

	Years Ended December 31,
	2006	2005	2004

Gross interest expense (1)	$398,066	$239,832	$183,946
(Premium) discount recognized, net	(12,564)	(3,980)	252
Amortization of deferred loan costs	6,198	5,595	5,741

	391,700	241,447	189,939
Less: capitalized amounts	97,297	63,885	37,388

Net interest expense	$294,403	$177,562	$152,551

(1)	Includes the stated interest on the debt instrument plus applicable fees. The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2006, 2005 and 2004 was $288.2 million, $168.0 million, and $134.9 million, respectively.

14.	Shareholders’ Equity:

Shares Authorized

At December 31, 2006, 375.0 million shares were authorized to be issued. The Board may increase the number of authorized shares and may classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Shares

In September 2005, we issued 55.9 million common shares in connection with the Catellus Merger (see Note 3). We sell and/or issue common shares under various common share plans, including share-based compensation plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allows holders of common shares to automatically reinvest distributions and certain holders and persons who are not holders of common shares to purchase a limited number of additional common shares by making optional cash payments, without payment of any brokerage commission or service charge. Common shares that are acquired under the 1999 Dividend Reinvestment Plan through reinvestment of distributions are acquired at a price ranging from 98% to 100% of the market price of such common shares, as we determine.

•	Controlled Equity Offering Program: Allows us to sell up to 7.4 million common shares through two designated agents who earn a fee up to 2.25% of the gross proceeds, as agreed on a transaction-by-transaction basis. As of December 31, 2006, we have approximately 0.4 million shares available under this plan.

•	The Incentive Plan and Outside Trustees Plan: Certain of our employees and outside trustees participate in these share-based compensation plans that provide compensation, generally in the form of common shares. See Note 5 for additional information on these plans.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees may purchase common shares, through payroll deductions only, at a discounted price of 85% of the market price of the common shares. The aggregate fair value of common shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of common shares that may be issued under the Employee Share Plan may not exceed 5.0 million common shares. As of December 31, 2006, we have approximately 4.8 million shares available under this plan.

Under the plans discussed above, we issued shares and received proceeds as follows (in thousands):

	2006		2005		2004
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds

1999 Dividend Reinvestment Plan	69	$3,738	412	$16,197	1,021	$35,410
Controlled Equity Offering Program	5,383	320,786	225	8,267	1,430	53,321
Incentive Plan and Outside Trustees Plan	1,460	31,350	1,425	17,664	3,096	58,444
Employee Share Plan	39	1,643	30	1,019	43	1,129

Total	6,951	$357,517	2,092	$43,147	5,590	$148,304

Limited partnership units were redeemed into 180,000 common shares in 2006, 11,000 common shares in 2005, and 16,000 common shares in 2004 (see Note 6).

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Shares

At December 31, 2006, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares”, and “Series G Preferred Shares”). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of our other capital shares, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with the other series of preferred shares.

Our preferred shares outstanding at December 31, 2006 are summarized as follows:

		Dividend
		Equivalent Based	Optional
	Dividend	on Liquidation	Redemption
	Rate	Preference	Date

Series C Preferred Shares	8.54%	$4.27 per share	11/13/26
Series F Preferred Shares	6.75%	$1.69 per share	11/28/08
Series G Preferred Shares	6.75%	$1.69 per share	12/30/08

On January 12, 2004, the remaining 5,000,000 Series D Preferred Shares were redeemed at the price of $25.00 per share, plus $0.066 in accrued and unpaid dividends for a total redemption value (including accrued dividends) of $125.3 million. We recognized a charge of $4.2 million in 2004 representing the excess of the redemption values over the carrying values of the Series D Preferred Shares redeemed.

Ownership Restrictions

For us to qualify as a REIT under the Code, five or fewer individuals may not own more than 50% of the value of our outstanding shares of beneficial interest at any time during the last half of our taxable year. Therefore, our Declaration of Trust restricts beneficial ownership (or ownership generally attributed to a person under the REIT tax rules) of our outstanding shares of beneficial interest by a single person, or persons acting as a group, to 9.8% of our outstanding shares. This provision assists us in protecting and preserving our REIT status and protects the interests of shareholders in takeover transactions by preventing the acquisition of a substantial block of outstanding shares.

Shares of beneficial interest owned by a person or group of persons in excess of these limits are subject to redemption by us. The provision does not apply where a majority of the Board, in its sole and absolute discretion, waives such limit after determining that the status of us as a REIT for federal income tax purposes will not be jeopardized or the disqualification of us as a REIT is advantageous to our shareholders.

15.	Related Party Transactions:

Transactions with the Chief Executive Officer and Former Vice Chairman of the Board

At December 31, 2006, Jeffrey H. Schwartz, our Chief Executive Officer, owned 128,265 of the limited partnership units outstanding in two of the limited partnerships in which we own a majority interest and consolidate.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, Irving F. Lyons, III, our former Vice Chairman and Chief Investment Officer, owned 436,471 of the outstanding limited partnership units of one of the limited partnerships in which we own a majority interest and consolidate. Mr. Lyons retired as Vice Chairman of our Board in May 2006.

See Note 6 for more information regarding these partnerships in North America.

16.	Financial Instruments:

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

The following table summarizes the activity in our derivative contracts for the years ended December 31, 2006, 2005 and 2004 (in millions):

	Foreign Currency	Foreign Currency	Interest
	Put Options (1)	Forwards (2)	Rate Swaps (3)

Notional amounts at January 1, 2004	$57.9	$47.4	$94.7
New contracts	19.6	71.8	190.9
Settled contracts	(77.5)	(119.2)	(235.6)

Notional amounts at December 31, 2004	—	—	50.0
New contracts	98.0	669.5	650.0
Settled contracts	(98.0)	(669.5)	(700.0)

Notional amounts at December 31, 2005	—	—	—
New contracts	169.3	900.3	350.0
Settled contracts	(114.6)	(239.3)	(350.0)

Notional amounts at December 31, 2006	$54.7	$661.0	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euros, pounds sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. The notional amounts of the put option contracts represent

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$17.5 million on euro option contracts, $13.5 million on pound sterling option contracts and $23.7 million on yen option contracts at December 31, 2006.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through earnings at the end of each period. Upon expiration of the contract, the mark-to-market adjustment is reversed, the total cost of the contract is expensed and any proceeds are recognized as a gain. On various put option contracts, we recognized net expense of $1.5 million in 2006, net gains of $3.6 million in 2005 and net expense of $0.6 million in 2004, which included no mark-to-market gains in 2006 and 2005 and $1.5 million of mark-to-market gains in 2004.

(2)	The 2006 and 2005 forward currency forward contracts were designed to manage the foreign currency fluctuations of an intercompany loan denominated in pounds sterling, and allowed us to sell pounds sterling at a fixed exchange rate to the U.S. dollar. These contracts were not designated as hedges, were marked-to-market through earnings and were substantially offset by the remeasurement gains and losses recognized on the intercompany loans. We recognized a net loss of $13.3 million in 2006 and a net gain of $6.1 million in 2005, which included mark-to-market losses of $15.7 million in 2006 and no mark-to-market gains or losses in 2005.

The 2004 foreign currency forward contracts were designated as a net investment hedge of certain of our investments in Europe and allowed us to sell euro at a fixed exchange rate to the U.S. dollar. These contracts qualified for hedge accounting treatment and we recognized the total increase in value of the contracts of $1.7 million in other comprehensive income in shareholders’ equity in 2004 upon settlement of the contracts. The value of these contracts will remain in other comprehensive income until the investment is substantially sold.

(3)	During 2006 and 2005, we entered into several contracts with a total notional amount of $350.0 million and $650.0 million, respectively, associated with an anticipated debt issuance. All of these contracts were designated as cash flow hedges and qualified for hedge accounting treatment, which allowed us to fix a portion of the interest rate associated with the issuance of senior notes (see Note 13). All of the contracts were settled as of December 31, 2006 and we recognized a decrease in value of $13.1 million and an increase in value of $20.7 million associated with these contracts in other comprehensive income as of December 31, 2006 and 2005, respectively. The amount in other comprehensive income related to these contracts is being amortized as an increase to interest expense as interest payments are made on the senior notes.

In July 2004, we entered into forward-starting interest rate swap contracts, with a total notional amount of $100 million, related to the anticipated issuance of debt. One contract was terminated in August 2004 and we recognized $0.3 million of expense upon termination. As of December 31, 2004, the anticipated transaction had not been completed. We recognized a mark-to-market adjustment of $1.1 million in other comprehensive income in shareholders’ equity at December 31, 2004, which represented the decrease in value of the outstanding contract.

In 2003 and 2004, we entered into forward-starting interest rate swap contracts related to the anticipated issuance of debt. The contracts, designated as cash flow hedges, allowed us to fix a portion of the interest rate associated with the seven-year Euro Notes that were issued in April 2004 (see Note 13). These contracts qualified for hedge accounting treatment. We recognized a total decrease in value of $5.6 million in other comprehensive income in shareholders’ equity upon settlement of the contracts that is being amortized to interest expense as interest payments are made on the Euro Notes.

We amortized a net amount of $1.5 million, related to the above forward-starting interest rate swap contracts, from other comprehensive income as a reduction to interest expense during 2006 and we will amortize a total of $0.3 million as a reduction to interest expense during 2007.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

At December 31, 2006 and 2005, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or due to the recent acquisition of these items. Similarly, the carrying values of the lines of credit and short-term borrowings balances outstanding approximate their fair values as of those dates since the interest rates on the lines of credit and short-term borrowings are based on current market rates. At December 31, 2006 and 2005, the fair value of our senior and other notes, secured debt and assessment bonds have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities. The differences in the fair value of our senior and other notes, secured debt and assessment bonds from the carrying value in the table below are the result of differences in the interest rates that were available to us at December 31, 2006 and 2005 from the interest rates that were in effect when the debt was issued or acquired. The senior notes and many of the issues of secured debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.

The fair value of our derivative financial instruments represents the amount at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. As we mark our derivative financial instruments to market at each reporting period, their fair values are the same as their carrying values. At December 31, 2006, the carrying value of the foreign currency put options and forward contracts are reflected as components of other assets and other liabilities, respectively. At December 31, 2005, there were no outstanding derivative contracts.

The following table reflects the carrying amounts and estimated fair values of our financial instruments (in thousands):

	December 31,
	2006		2005
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior and other notes	$4,445,092	$4,507,182	$2,759,675	$2,866,796
Secured debt and assessment bonds:
Secured debt	$1,445,021	$1,497,790	$1,643,586	$1,686,157
Assessment bonds	33,977	34,495	34,565	36,513

Total secured debt and assessment bonds	$1,478,998	$1,532,285	$1,678,151	$1,722,670

Derivative financial instruments:
Foreign currency forwards	$(15,664)	$(15,664)	$—	$—
Foreign currency put options	249	249	—	—

Total derivative financial instruments	$(15,415)	$(15,415)	$—	$—

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Commitments and Contingencies:

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

In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. In accordance with purchase accounting, we recorded a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties acquired and properties previously sold by Catellus. This liability was established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. In addition, we expect to incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We establish a liability at the time of acquisition to cover such costs. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects, to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure. As of December 31, 2006, we had approximately $158.3 million outstanding.

We have made debt guarantees to certain of our unconsolidated investees. At December 31, 2006, based on the investee’s outstanding balance, these debt guarantees totaled $15.0 million. In addition, we have a commitment to provide a financial guarantee to a CDFS joint venture in China for up to 600 million renminbi (the currency equivalent of $76.9 million at December 31, 2006). As of December 31, 2006, we have not been required to provide any guarantees.

We may be required to make additional capital contributions to certain of our unconsolidated investees should additional capital contributions be necessary to fund development costs or operation shortfalls. See Note 4.

From time to time we enter into Special Limited Contribution Agreements (“SLCA”) in connection with certain contributions of properties to certain of our property funds. Under the SLCAs, we are obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which we believe to be remote. Specifically, we would be required to make an additional capital contribution to the property fund if the property fund’s third-party lender, whose loans to the property fund are generally secured by the property fund’s assets and are non-recourse, does not receive a specified minimum level of debt repayment. However, the proceeds received by the third-party lender from the exhaustion of all of the assets of the property fund combined with the debt repayments received directly from the property fund will reduce our obligations under the SLCA on a dollar-for-dollar basis. Our potential obligations under the respective SLCAs, as a percentage of the undepreciated book value of the assets in the property funds, range from 1% to 23%. Given the respective year-end capital structures of the various funds impacted by SLCAs

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and structural provisions within the SLCAs, we estimate that the minimum level of fund devaluation required to trigger an SLCA liability ranges between 91% and 40% of fund value. We believe that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is remote, especially in light of the geographically diversified portfolios of properties owned by the property funds and the historical occupancy and rental rates of the property funds. In addition, we have not been required to make a payment under any SLCAs since we first entered into a SLCA in 2000. Accordingly, these potential obligations have not been recognized as a liability by us at December 31, 2006. The potential obligations under the SLCAs aggregate $663.6 million at December 31, 2006 and the combined market value of the assets in the property funds that are subject to the provisions of the SLCAs was approximately $9.1 billion at December 31, 2006.

As of December 31, 2006, $9.1 million of Community Facility District bonds were outstanding that were originally issued to finance public infrastructure improvements at one of our development projects. We are required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project are insufficient. As of December 31, 2006, we have not been required to, nor do we expect to be required to, satisfy any shortfall in annual debt service obligation for these bonds other than through our payment of normal project and special district taxes.

18.	Business Segments:

We have three reportable business segments:

•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are all reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (properties are located in Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden and the United Kingdom and are generally pending contribution to a property fund or sale to a third party) and Asia (properties are located in China, Japan, Korea, and Singapore and are generally pending contribution to a property fund or sale to a third party).

•	Fund management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise to efficiently manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom), and Asia (Japan).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to being contributed to a property fund. We engage in mixed-use development activities generally with the intention of selling the land or completed projects to third parties. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains on the disposition of land parcels when our development plans no longer include the parcels. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Spain, Sweden and the United Kingdom) and in Asia (China, Japan and Korea).

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

We present the operations and net gains associated with properties sold to third parties generally as discontinued operations. In addition, as of December 31, 2006, we had eight properties classified as held for sale, whose operations are included in discontinued operations. Accordingly, the operations of all of these properties are excluded from the segment presentation. See Note 8.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended December 31,
	2006	2005	2004

Revenues (1):
Property operations (2):
North America	$818,211	$566,293	$495,509
Europe	35,619	10,334	8,512
Asia	31,903	12,904	5,469

Total property operations segment	885,733	589,531	509,490

Fund management (3):
North America	117,532	56,348	48,037
Europe	167,227	44,002	37,886
Asia	20,225	12,662	7,754

Total fund management segment	304,984	113,012	93,677

CDFS business (4):
North America	549,181	291,750	398,154
Europe	451,154	383,179	675,908
Asia	385,630	503,444	217,490

Total CDFS business segment	1,385,965	1,178,373	1,291,552

Total segment revenue	2,576,682	1,880,916	1,894,719
Other — North America	41,986	11,338	—
Reconciling item (5)	(154,759)	(58,530)	(43,088)

Total revenues	$2,463,909	$1,833,724	$1,851,631

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2006	2005	2004

Net operating income:
Property operations (6):
North America	$607,025	$413,489	$370,734
Europe	24,961	6,162	3,176
Asia	28,315	10,696	4,342

Total property operations segment	660,301	430,347	378,252

Fund management (3):
North America	117,532	56,348	48,037
Europe	167,227	44,002	37,886
Asia	20,225	12,662	7,754

Total fund management segment	304,984	113,012	93,677

CDFS business (7)(8):
North America	176,699	70,250	46,467
Europe	108,079	71,329	93,032
Asia	94,707	111,029	34,836

Total CDFS business segment	379,485	252,608	174,335

Total segment net operating income	1,344,770	795,967	646,264
Other — North America	27,873	8,842	—
Reconciling items:
Earnings (losses) from other unconsolidated investees	5,729	750	(990)
General and administrative expenses	(156,889)	(107,164)	(84,861)
Depreciation and amortization expense	(293,027)	(191,945)	(161,968)
Merger integration and relocation expenses	(2,723)	(16,603)	(6,794)
Other expenses	(459)	(650)	—
Interest expense	(294,403)	(177,562)	(152,551)
Interest and other income, net	18,248	10,724	5,721

Total reconciling items	(723,524)	(482,450)	(401,443)

Total earnings before minority interest	$649,119	$322,359	$244,821

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2006	2005

Assets (9):
Property operations (10):
North America (11)	$7,960,432	$7,530,062
Europe	1,295,207	673,342
Asia	633,623	106,069

Total property operations segment	9,889,262	8,309,473

Fund management (12):
North America	416,909	368,206
Europe	430,761	283,435
Asia	134,170	103,679

Total fund management segment	981,840	755,320

CDFS business (13):
North America	1,312,883	1,142,319
Europe (11)	1,456,064	1,062,338
Asia	802,464	535,190

Total CDFS business segment	3,571,411	2,739,847

Total segment assets	14,442,513	11,804,640

Other — North America	488,987	901,281
Reconciling items:
Investments in and advances to other unconsolidated investees	114,547	27,281
Cash and cash equivalents	475,791	203,800
Accounts and notes receivable	129,880	38,864
Other assets	194,649	150,314
Discontinued operations — assets held for sale	57,158	—

Total reconciling items	972,025	420,259

Total assets	$15,903,525	$13,126,180

(1)	Includes revenues attributable to the United States for the years ended December 31, 2006, 2005 and 2004 of $1,484.8 million, $861.8 million and $905.7 million, respectively.

(2)	Includes rental income of our distribution and retail properties.

(3)	Includes fund management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investment in unconsolidated property funds along with interest earned on advances to the property funds, if any.

(4)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on long-term notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on long-term notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings.

(6)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(7)	Includes net gains or losses associated on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on long-term notes receivable related to asset dispositions, and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

(8)	Excludes a net gain of $33.5 million, $10.6 million and $32.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, associated with CDFS properties sold to third parties and presented as discontinued operations in our Consolidated Statements of Earnings. See Note 8.

(9)	Includes long-lived assets attributable to the United States as of December 31, 2006 and 2005 of $9.1 billion and $8.8 billion, respectively.

(10)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold of $3.1 billion and $1.4 billion for the years ended December 31, 2006 and 2005, respectively.

(11)	Goodwill of $200.4 million and $173.2 million as of December 31, 2006 and 2005, respectively was attributable to the property operations segment and $53.8 million and $56.2 million as of December 31, 2006 and 2005, respectively, was attributable to the CDFS business segment.

(12)	Represents our investments in and advances to the property funds.

(13)	Represents primarily land held for development, properties under development, other real estate investments, investments in CDFS joint ventures, and notes receivable related to asset dispositions.

19.	Supplemental Cash Flow Information:

Non-cash investing and financing activities for the years ended December 31, 2006, 2005 and 2004 are as follows:

•	We received $128.0 million, $74.5 million and $115.5 million of equity interests in property funds from the contribution of properties to these property funds during 2006, 2005 and 2004, respectively.

•	In 2006 we received 3.9 million ordinary units in PEPR, valued at $68.6 million, representing the initial allocation of an incentive return we earned as manager of the property fund. See Note 4 for further discussion of this transaction.

•	As partial consideration for properties we contributed in 2006 to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 4 for further discussion of this transaction.

•	In connection with the purchase in 2006 of the 80% ownership interests held by our fund partner in Funds II-IV, we assumed $418.0 million of secured debt (which was later assumed by the North American Industrial Fund). See Note 4 for further discussion of this transaction.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Limited partnership units aggregating $6.5 million, $0.1 million and $0.9 million were converted into common shares in 2006, 2005 and 2004, respectively.

•	During 2006, 2005, and 2004, we capitalized portions of the total cost of our share-based compensation awards of $8.4 million, $4.6 million and $7.4 million, respectively, to the investment basis of our real estate and other assets.

•	As partial consideration for certain property contributions, we received: (i) $1.9 million, $32.6 million and $23.4 million in the form of notes receivable from ProLogis North American Properties Fund V in 2006, 2005 and 2004, respectively, (all of which has been paid); (ii) a $50.9 million note from a third party in 2005 (which was outstanding at December 31, 2005 and repaid during 2006); and (iii) the assumption of an outstanding mortgage note in the amount of $14.5 million from ProLogis North American Properties Fund VII in 2005.

•	As partial consideration for the sale of a property, a third party assumed an outstanding mortgage note in the amount of $42.9 million in 2006.

•	We assumed $141.6 million and $35.0 million of secured debt in 2006 and 2005, respectively, and operating receivables and liabilities of $19.0 million and $22.6 million, respectively, in 2006 in connection with the acquisition of properties.

•	We recognized net foreign currency translation adjustments of $115.8 million in gains, $67.8 million in losses, and $46.3 million in gains in 2006, 2005 and 2004, respectively.

See also the discussion of the Catellus Merger and the Keystone Transaction in Note 3.

20.	Subsequent Events:

In February 2007, we purchased the industrial business and made an investment in the retail business of a European developer for total consideration of approximately $1.1 billion in cash, the issuance of stock and the assumption of debt and certain other liabilities, as follows:

•	We purchased the industrial business of Parkridge Holdings Limited (“Parkridge”) for £284.4 million ($556.9 million). We paid net cash of approximately £67.4 million ($131.9 million), issued 4.8 million of our common shares (valued at $64.364 per share) and assumed debt payable to certain of our consolidated subsidiaries and certain other liabilities of £58.2 million ($113.9 million) and £1.7 million ($3.4 million), respectively. The notes, in the amount of £58.2 million, were issued by us in November 2006 to certain affiliates of Parkridge to finance the buyout of a Parkridge joint venture partner, the payoff of existing debt and fund other development costs that were incurred between the time of valuation and the closing of the transaction, and are included in Accounts and Notes Receivable in our Consolidated Balance Sheet at December 31, 2006. We may be required to make additional payments (primarily through the issuance of our common shares) of approximately £52.3 million ($102.4 million) upon the successful completion of pending land entitlements in the United Kingdom.

•	We made an investment in Parkridge’s mixed-use and retail development business for £71.3 million ($139.7 million) paid in cash, which represents a 25% interest.

•	Included in the acquisition of Parkridge’s industrial business was a 50% interest in a Central European distribution development joint venture. In a separate transaction, we acquired the remaining 50% interest in this joint venture from Parkridge’s partner for €345.2 million ($450.2 million) in cash, which includes €246.3 million ($321.2 million) of debt that was paid at closing.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The cash portion of the acquisition was funded with borrowings under our Global Line and a new $600.0 million multi-currency senior credit facility. The new senior facility has similar terms as the Global Line (as discussed in Note 13), except it bears interest at a variable rate based on LIBOR plus a margin.

21.	Selected Quarterly Financial Data (Unaudited):

Selected quarterly 2006 and 2005 data (in thousands, except per share amounts) is summarized in the table below. The amounts have been restated from previously disclosed amounts due to the disposal of properties in 2006 and 2005 whose results of operations were reclassified to discontinued operations in our Consolidated Statements of Earnings:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2006:
Total revenues	$571,115	$687,397	$580,476	$624,921

Operating income	$163,692	$170,260	$174,720	$256,114

Earnings from continuing operations	$160,307	$125,878	$123,510	$307,995

Net earnings attributable to common shares	$183,159	$168,397	$166,305	$331,090

Net earnings per share attributable to common shares — Basic (1)	$.75	$.69	$.68	$1.33

Net earnings per share attributable to common shares — Diluted (1)	$.72	$.66	$.65	$1.28

2005:
Total revenues	$427,591	$465,404	$525,906	$414,823

Operating income	$94,251	$118,336	$117,269	$100,061

Earnings from continuing operations	$67,709	$93,622	$87,740	$57,132

Net earnings attributable to common shares	$55,074	$77,169	$129,402	$109,102

Net earnings per share attributable to common shares — Basic (1)	$0.30	$0.41	$0.66	$0.45

Net earnings per share attributable to common shares — Diluted (1)	$0.29	$0.40	$0.63	$0.43

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and to the change in the number of common shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
  ProLogis:

Under date of February 27, 2007, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Los Angeles, California
February 27, 2007

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Industrial Operating Properties (d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(e)	5,582	3,047	27,059	6,276	29,412	35,688	(10,862)	1996, 1997
Atlanta West Distribution Center	18	(e)	10,336	48,444	14,025	10,147	62,658	72,805	(18,353)	1994, 1996, 2005, 2006
Berkeley Lake Dist Ctr	1		2,178	8,712	155	2,209	8,836	11,045	(160)	2006
Carter-Pacific Business Center	3		556	3,151	1,467	556	4,618	5,174	(1,990)	1995
Cedars Distribution Center	1		1,366	7,739	3,069	1,692	10,482	12,174	(2,862)	1999
Douglas Hill Distribution Center (d)	5		16,647	46,825	30,461	16,647	77,286	93,933	(1,689)	2005, 2006
Greenwood Ind Park (d)	1		3,989	—	17,426	3,989	17,426	21,415	—	2006
Horizon Dist Ctr	1		2,846	11,385	—	2,846	11,385	14,231	(206)	2006
International Airport Industrial Center	9		2,939	14,146	7,925	2,972	22,038	25,010	(8,748)	1994, 1995
LaGrange Distribution Center	1		174	986	727	174	1,713	1,887	(821)	1994
Midland Dist Ctr	1		1,919	7,679	—	1,919	7,679	9,598	(139)	2006
Northeast Industrial Center	4		1,109	6,283	2,888	1,050	9,230	10,280	(4,211)	1996
Northmont Industrial Center	1		566	3,209	1,057	566	4,266	4,832	(1,861)	1994
Peachtree Commerce Business Center	5		1,519	7,253	1,752	1,519	9,005	10,524	(2,478)	1994, 2006
Piedmont Court Distribution Center	2		885	5,013	2,553	885	7,566	8,451	(3,274)	1997
Plaza Industrial Center	1		66	372	192	66	564	630	(244)	1995
Pleasantdale Industrial Center	2		541	3,184	1,155	541	4,339	4,880	(1,871)	1995
Riverside Distribution Center	3		2,533	13,336	2,575	2,556	15,888	18,444	(4,275)	1999
South Royal Distribution Center	1		356	2,019	58	356	2,077	2,433	—	2002
Tradeport Distribution Center	3	(e)	1,464	4,563	7,312	1,479	11,860	13,339	(4,919)	1994, 1996
Weaver Distribution Center	2		935	5,182	1,499	935	6,681	7,616	(2,960)	1995
Westfork Industrial Center	10	(e)	2,483	14,115	3,132	2,442	17,288	19,730	(6,864)	1995

Total Atlanta, Georgia	83		60,989	216,643	126,487	61,822	342,297	404,119	(78,787)

Austin, Texas
Corridor Park Corporate Center	6		1,652	1,681	15,449	2,113	16,669	18,782	(6,944)	1995, 1996
Montopolis Distribution Center	1		580	3,384	1,342	580	4,726	5,306	(2,297)	1994
Rutland Distribution Center	2		460	2,617	899	462	3,514	3,976	(1,460)	1993
Southpark Corporate Center	5		1,137	—	8,636	1,137	8,636	9,773	(3,601)	1994, 1995
Walnut Creek Corporate Center	10		2,171	2,632	19,170	2,225	21,748	23,973	(8,554)	1994, 1995, 1996

Total Austin, Texas	24		6,000	10,314	45,496	6,517	55,293	61,810	(22,856)

Charlotte, North Carolina
Barringer Industrial Center	3		308	1,746	1,101	308	2,847	3,155	(1,205)	1994
Bond Distribution Center	2		905	5,126	1,684	905	6,810	7,715	(2,911)	1994
Carowinds Distribution Center	1		3,600	20,400	—	3,600	20,400	24,000	(5,242)	1999
Charlotte Commerce Center	10	(e)	4,341	24,954	8,131	4,342	33,084	37,426	(15,265)	1994
Charlotte Distribution Center	9	(e)	4,578	—	26,578	6,096	25,060	31,156	(9,557)	1995, 1996, 1997, 1998
Interstate North Business Park (d)	3		948	3,030	4,057	947	7,088	8,035	(1,551)	1997, 2006
Northpark Distribution Center	2	(e)	1,183	6,707	1,988	1,184	8,694	9,878	(3,056)	1994, 1998
West Pointe Bus Ctr (d)	2		4,851	—	13,382	4,851	13,382	18,233	—	2006

Total Charlotte, North Carolina	32		20,714	61,963	56,921	22,233	117,365	139,598	(38,787)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Chicago, Illinois
Addison Distribution Center	1		646	3,662	784	640	4,452	5,092	(1,678)	1997
Alsip Distribution Center	2		2,093	11,859	8,252	2,549	19,655	22,204	(9,269)	1997, 1999
Arlington Heights Dist Ctr	1		831	3,326	20	831	3,346	4,177	—	2006
Bedford Park Industrial Center	1		941	4,907	817	941	5,724	6,665	(246)	2005
Bensenville Distribution Center	2		1,668	9,448	5,307	1,667	14,756	16,423	(6,769)	1997
Bolingbrook Distribution Center (d)	6		16,178	73,755	2,444	16,177	76,200	92,377	(7,360)	1999, 2003, 2006
Des Plaines Distribution Center	3		2,158	12,232	4,813	2,159	17,044	19,203	(6,776)	1995, 1996
Elk Grove Distribution Center (d)	27		25,298	114,010	16,651	25,198	130,761	155,959	(21,105)	1995, 1996, 1997, 1998, 1999, 2006
Elmhurst Distribution Center	1		713	4,043	929	713	4,972	5,685	(1,663)	1997
Glendale Heights Distribution Center	3		3,903	22,119	1,913	3,903	24,032	27,935	(6,223)	1999
Glenview Distribution Center	2		1,156	6,550	1,318	1,156	7,868	9,024	(2,700)	1996, 1999
Gurnee Distribution Center (d)	2	(e)	1,847	10,466	296	1,847	10,762	12,609	—	2005
I-294 Distribution Center (d)	1		858	—	7,096	858	7,096	7,954	—	2005
I-80 Morris (d)	1		4,690	—	19,869	4,690	19,869	24,559	—	2006
Itasca Distribution Center	3		1,613	9,143	1,094	1,613	10,237	11,850	(3,381)	1996, 1997, 1998
Lombard Distribution Center	1		1,170	6,630	309	1,170	6,939	8,109	(1,864)	1999
Minooka Distribution Center	1	(e)	10,403	27,247	15,275	10,403	42,522	52,925	(1,806)	2005
Mitchell Distribution Center	1		1,236	7,004	1,894	1,236	8,898	10,134	(3,728)	1996
North Avenue Distribution Center	2		3,201	—	8,996	2,047	10,150	12,197	(3,387)	1997, 1998
Northlake Distribution Center	1		372	2,106	737	372	2,843	3,215	(1,003)	1996
Pleasant Prairie Distribution Center	1		1,314	7,450	2,396	1,315	9,845	11,160	(2,052)	1999
ProLogis Park 57	1		686	3,885	1,313	686	5,198	5,884	(618)	2004
Romeoville Distribution Center	6	(e)	23,731	96,764	451	23,731	97,215	120,946	(5,632)	1999, 2005
South Holland Distribution Center	2		1,156	6,550	883	1,156	7,433	8,589	(2,111)	1999
West Chicago Distribution Center	1		3,125	12,499	21	3,125	12,520	15,645	(504)	2005
Woodale Distribution Center	1		263	1,490	413	263	1,903	2,166	(680)	1997
Woodridge Distribution Center	14	(e)	49,508	198,032	1,776	49,508	199,808	249,316	(8,563)	2005

Total Chicago, Illinois	88		160,758	655,177	106,067	159,954	762,048	922,002	(99,118)

Cincinnati, Ohio
Airpark Distribution Center	2	(e)	1,128	—	11,785	1,716	11,197	12,913	(4,130)	1996
Capital Distribution Center I	4		1,750	9,922	3,710	1,751	13,631	15,382	(5,878)	1994
Capital Distribution Center II	5	(e)	1,953	11,067	4,209	1,953	15,276	17,229	(6,753)	1994
Capital Industrial Center I	10		1,039	5,885	4,497	1,105	10,316	11,421	(4,549)	1994, 1995
Constitution Distribution Center	1		1,465	8,301	598	1,465	8,899	10,364	(2,316)	1999
Dues Drive Distribution Center	1		921	5,218	1,807	921	7,025	7,946	(362)	2003
Empire Distribution Center	3	(e)	529	2,995	2,180	529	5,175	5,704	(2,126)	1995
Enterprise Distribution Center	1		1,275	7,222	35	1,275	7,257	8,532	(50)	2005
Fairfield Business Center	1		348	1,971	591	381	2,529	2,910	(244)	2004
Fairfield Commerce Center (d)	1		1,558	8,831	1,256	1,558	10,087	11,645	—	2004
Fairfield Distribution Center	1		586	3,319	1,074	586	4,393	4,979	(15)	2002
Mosteller Distribution Center (d)	1		473	2,678	1,029	483	3,697	4,180	—	2004
Production Distribution Center	2		717	2,717	2,702	824	5,312	6,136	(1,654)	1994, 1998
Sharonville Distribution Center	3	(e)	1,761	—	12,351	2,424	11,688	14,112	(2,994)	1997, 1998
Springdale Commerce Center	3		421	2,384	2,017	421	4,401	4,822	(1,875)	1996

Total Cincinnati, Ohio	39		15,924	72,510	49,841	17,392	120,883	138,275	(32,946)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Columbus, Ohio
Brookham Distribution Center	2		5,964	23,858	1,378	5,965	25,235	31,200	(1,040)	2005
Canal Pointe Distribution Center	1		1,237	7,013	1,816	1,268	8,798	10,066	(1,865)	1999
Capital Park South Distribution Center	3	(e)	1,588	—	23,888	1,980	23,496	25,476	(8,212)	1996
Charter Street Distribution Center	1	(e)	1,245	7,055	301	1,245	7,356	8,601	(1,864)	1999
Columbus West Industrial Center	1		295	1,899	682	295	2,581	2,876	(1,105)	1995
Corporate Park West (d)	3	(e)	1,079	6,117	3,138	1,080	9,254	10,334	(1,935)	1996, 2004
Etna Dist Ctr (d)	1		1,633	—	16,217	1,633	16,217	17,850	—	2006
Fisher Distribution Center	1	(e)	1,197	6,785	2,423	1,197	9,208	10,405	(4,312)	1995
Foreign Trade Center I	5	(e)	6,527	36,989	5,287	6,992	41,811	48,803	(10,896)	1999
McCormick Distribution Center	5	(e)	1,664	9,429	5,226	1,664	14,655	16,319	(5,881)	1994
New World Distribution Center	1		207	1,173	1,913	207	3,086	3,293	(1,576)	1994
South Park Distribution Center	2	(e)	3,344	15,182	279	3,343	15,462	18,805	(2,035)	1999, 2005
Westbelt Business Center	5		2,271	9,862	990	2,242	10,881	13,123	(1,427)	1998, 2006
Wingate Distribution Center	1		152	859	287	152	1,146	1,298	(398)	1994

Total Columbus, Ohio	32		28,403	126,221	63,825	29,263	189,186	218,449	(42,546)

Dallas/Fort Worth, Texas
Alliance Distribution Center	1	(e)	3,653	14,613	—	3,653	14,613	18,266	(629)	2005
Carter Industrial Center	1		334	—	2,412	334	2,412	2,746	(958)	1996
Centerport Distribution Center	1		1,250	7,082	445	1,250	7,527	8,777	(1,946)	1999
Dallas Corporate Center	10		5,161	—	32,280	5,460	31,981	37,441	(10,902)	1996, 1997, 1998, 1999
Enterprise Distribution Center	3		2,719	15,410	549	2,719	15,959	18,678	(3,994)	1999
Freeport Corp Ctr (d)	1		555	—	3,925	555	3,925	4,480	—	2006
Freeport Distribution Center	4		1,393	5,549	4,870	1,440	10,372	11,812	(3,423)	1996, 1997, 1998
Great Southwest Distribution Center	38	(e)	39,449	173,329	14,530	37,983	189,325	227,308	(30,662)	1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2005
Lone Star Distribution Center	1		512	2,896	1,242	511	4,139	4,650	(1,319)	1996
Northgate Distribution Center	8	(e)	12,928	57,757	5,626	13,809	62,502	76,311	(7,907)	1994, 1999, 2005
Pinnacle Park Distribution Center (d)(f)	1		5,058	—	19,929	3,880	21,107	24,987	(2,890)	2001
Plano Distribution Center	7		3,915	22,186	1,854	3,915	24,040	27,955	(6,143)	1999
Redbird Distribution Center	2		1,095	6,212	1,461	1,096	7,672	8,768	(2,340)	1994, 1999
Royal Distribution Center	1		811	4,598	565	811	5,163	5,974	(923)	2001
Stemmons Distribution Center	1		272	1,544	655	272	2,199	2,471	(890)	1995
Stemmons Industrial Center	11		1,820	11,705	4,345	1,819	16,051	17,870	(6,260)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	7		4,453	27,346	2,322	4,405	29,716	34,121	(9,044)	1996, 1999, 2001
Valwood Business Center	6	(e)	4,661	21,823	1,078	4,538	23,024	27,562	(2,570)	2001, 2006
Valwood Distribution Center	5		3,811	21,341	2,155	3,810	23,497	27,307	(6,036)	1999

Total Dallas/Fort Worth, Texas	109		93,850	393,391	100,243	92,260	495,224	587,484	(98,836)

Denver, Colorado
Denver Business Center	6		1,507	8,302	9,007	1,506	17,310	18,816	(6,829)	1992, 1994, 1996, 2002
Havana Distribution Center	1		401	2,281	788	401	3,069	3,470	(1,661)	1993
Moline Distribution Center	1		327	1,850	799	327	2,649	2,976	(1,153)	1994
Moncrieff Distribution Center	1		314	2,493	1,086	314	3,579	3,893	(1,712)	1992
Pagosa Distribution Center	1		406	2,322	951	406	3,273	3,679	(1,571)	1993
ProLogis Park 70 (d)	1		2,128	—	11,335	2,252	11,211	13,463	(158)	2005
Stapleton Business Center	12	(e)	34,634	139,256	1,478	34,635	140,733	175,368	(6,072)	2005

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Upland Distribution Center I	6		808	4,421	11,533	821	15,941	16,762	(7,144)	1992, 1994, 1995
Upland Distribution Center II	6		2,456	13,946	4,527	2,489	18,440	20,929	(8,499)	1993, 1994

Total Denver, Colorado	35		42,981	174,871	41,504	43,151	216,205	259,356	(34,799)

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	1,148	273	2,695	2,968	(1,062)	1994
Goodyear Distribution Center	1		511	2,899	775	511	3,674	4,185	(1,318)	1991
Northwestern Corporate Center	5		981	—	18,421	2,168	17,234	19,402	(5,616)	1992, 1993, 1994, 1997
Pan American Distribution Center	1		196	1,110	999	196	2,109	2,305	(116)	2002
Vista Corporate Center	4		1,945	—	11,993	1,946	11,992	13,938	(4,708)	1994, 1995, 1996
Vista Del Sol Industrial Center	4		996	—	19,545	2,056	18,485	20,541	(6,387)	1995, 1997, 1998

Total El Paso, Texas	16		4,902	5,556	52,881	7,150	56,189	63,339	(19,207)

Houston, Texas
Blalock Distribution Center	2		595	3,370	992	595	4,362	4,957	(422)	2002
Brittmore Distribution Center	2		1,838	10,417	1,037	1,838	11,454	13,292	(3,433)	1999
Crosstimbers Distribution Center	1		359	2,035	1,120	359	3,155	3,514	(1,217)	1994
Hempstead Distribution Center	3		1,013	5,740	1,840	1,013	7,580	8,593	(3,339)	1994
Hobby Business Park	1		721	2,885	81	721	2,966	3,687	(127)	2005
Jersey Village Corp Ctr (d)	1		1,056	—	6,746	1,056	6,746	7,802	—	2006
Kempwood Business Center	4		1,746	9,894	1,695	1,746	11,589	13,335	(2,665)	2001
Northpark Dist Ctr (d)	1		1,148	4,591	104	1,148	4,695	5,843	—	2006
Perimeter Distribution Center	2		813	4,604	944	813	5,548	6,361	(1,589)	1999
Pine Forest Business Center	12		4,111	22,356	5,751	4,111	28,107	32,218	(11,059)	1993, 1995
Pine North Distribution Center	2		847	4,800	645	847	5,445	6,292	(1,650)	1999
Pine Timbers Distribution Center	2		2,956	16,750	2,625	2,956	19,375	22,331	(5,897)	1999
Pinemont Distribution Center	2		642	3,636	572	642	4,208	4,850	(1,272)	1999
Post Oak Business Center	15		3,005	15,378	7,143	3,005	22,521	25,526	(10,119)	1993, 1994, 1996
Post Oak Distribution Center	7		2,115	12,017	5,675	2,039	17,768	19,807	(8,836)	1993, 1994
South Loop Distribution Center	5		1,051	5,964	3,802	1,052	9,765	10,817	(4,555)	1994
Southland Distribution Center	1		1,209	6,849	894	1,209	7,743	8,952	(387)	2002
Sugarland Corporate Center (d)	1		452	—	2,970	452	2,970	3,422	—	2005
West by Northwest Industrial Center (d)	17		4,916	7,980	42,581	5,019	50,458	55,477	(17,339)	1993, 1994, 1995, 1996, 1997, 1998, 2006
White Street Distribution Center	1		469	2,656	1,295	469	3,951	4,420	(1,342)	1995

Total Houston, Texas	82		31,062	141,922	88,512	31,090	230,406	261,496	(75,248)

I-81 Corridor, Pennsylvania
Harrisburg Distribution Center	1		2,243	12,572	672	2,243	13,244	15,487	(1,030)	2004
Harrisburg Industrial Center	1		782	6,190	856	782	7,046	7,828	(859)	2002
Kraft Distribution Center	1		2,457	13,920	70	2,457	13,990	16,447	(3,586)	1999
Lehigh Valley Distribution Center	6		9,387	52,723	1,391	9,387	54,114	63,501	(4,301)	2004
Middleton Distribution Center	1	(e)	4,190	23,478	272	4,190	23,750	27,940	(1,881)	2004
Northport Industrial Center	1		395	21,707	2,785	1,869	23,018	24,887	(2,699)	2002
Quakertown Dist Ctr (d)	1		6,966	—	27,582	6,966	27,582	34,548	—	2006

Total I-81 Corridor, Pennsylvania	12		26,420	130,590	33,628	27,894	162,744	190,638	(14,356)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Indianapolis, Indiana
Airport Business Center	2		600	3,406	5,682	934	8,754	9,688	(2,299)	1999
Eastside Distribution Center	2		1,204	6,820	1,234	1,275	7,983	9,258	(2,274)	1995, 1999
Logo Court Distribution Center	1		3,352	18,678	316	3,352	18,994	22,346	(1,504)	2004
North by Northeast Distribution Center	1		1,058	—	7,221	1,059	7,220	8,279	(2,557)	1995
Park 100 Industrial Center	14		4,948	28,691	8,793	4,900	37,532	42,432	(14,476)	1994, 1995
Park Fletcher Distribution Center	9		2,687	15,224	5,793	2,785	20,919	23,704	(8,250)	1994, 1995, 1996
Shadeland Industrial Center	3		428	2,431	2,352	429	4,782	5,211	(1,893)	1995

Total Indianapolis, Indiana	32		14,277	75,250	31,391	14,734	106,184	120,918	(33,253)

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	—	7,407	1,206	7,309	8,515	(2,424)	1997
Cameron Business Center	1	(e)	1,634	9,256	251	1,634	9,507	11,141	(2,484)	1999
Hughes Airport Center	1		876	—	3,277	910	3,243	4,153	(1,220)	1994
Las Vegas Corporate Center (d)	8	(g)	6,468	—	32,849	6,555	32,762	39,317	(8,585)	1994, 1995, 1996, 1997, 2006
Placid Street Distribution Center	1	(e)	2,620	14,848	52	2,620	14,900	17,520	(3,845)	1999
South Arville Center	1		1,440	8,160	225	1,440	8,385	9,825	(2,172)	1999
West One Business Center	4		2,468	13,985	1,481	2,468	15,466	17,934	(5,698)	1996

Total Las Vegas, Nevada	18		16,614	46,249	45,542	16,833	91,572	108,405	(26,428)

Louisville, Kentucky
Airpark Commerce Center	4		1,583	8,971	5,485	1,583	14,456	16,039	(6,201)	1998
Cedar Grove Distribution Center	1	(e)	3,775	15,098	9	3,775	15,107	18,882	(651)	2005
Commerce Crossings Distribution Center	1	(e)	1,912	7,649	—	1,912	7,649	9,561	(329)	2005
I-65 Meyer Distribution Center (d)	1		2,801	—	13,413	2,801	13,413	16,214	—	2006
Louisville Distribution Center	2		680	3,402	4,631	689	8,024	8,713	(2,638)	1995, 1998
Riverport Distribution Center	1	(e)	1,515	8,585	2,722	1,515	11,307	12,822	(2,336)	1999

Total Louisville, Kentucky	10		12,266	43,705	26,260	12,275	69,956	82,231	(12,155)

Memphis, Tennessee
Airport Distribution Center	18		6,536	36,998	10,968	6,536	47,966	54,502	(18,461)	1995, 1996, 1999
Centerpointe Distribution Center	3		2,497	14,151	1,843	2,497	15,994	18,491	(3,627)	2001
Delp Distribution Center	10		4,886	27,687	7,546	4,886	35,233	40,119	(13,472)	1995, 1997, 1999
Fred Jones Distribution Center	1		125	707	267	125	974	1,099	(447)	1994
Memphis Distribution Center	1		480	2,723	338	481	3,060	3,541	(430)	2002
Olive Branch Distribution Center	2		2,892	16,389	2,028	2,892	18,417	21,309	(5,064)	1999
Raines Distribution Center	1		1,635	9,264	3,980	1,635	13,244	14,879	(5,832)	1998
Southpark Distribution Center	1		859	4,866	465	859	5,331	6,190	(217)	2003
Southwide Industrial Center	4		725	4,105	1,351	724	5,457	6,181	(1,445)	1999
Willow Lake Distribution Center	1		613	3,474	306	613	3,780	4,393	(1,064)	1999

Total Memphis, Tennessee	42		21,248	120,364	29,092	21,248	149,456	170,704	(50,059)

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	680	463	3,306	3,769	(1,387)	1995
I-40 Industrial Center	4		1,711	9,698	1,358	1,712	11,055	12,767	(3,767)	1995, 1996, 1999

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Interchange City Distribution Center (d)	17		8,107	38,553	14,204	8,862	52,002	60,864	(11,661)	1994, 1995, 1996, 1997, 1998, 2001, 2003
Space Park South Distribution Center	15		3,499	19,830	9,050	3,499	28,880	32,379	(12,838)	1994

Total Nashville, Tennessee	38		13,780	70,707	25,292	14,536	95,243	109,779	(29,653)

New Jersey
Bellmawr Distribution Center	1		212	1,197	391	211	1,589	1,800	(455)	1999
Brunswick Distribution Center	2		870	4,928	2,158	870	7,086	7,956	(3,339)	1997
Chester Distribution Center	1		548	5,320	—	548	5,320	5,868	(2,805)	2002
Clearview Distribution Center	1		2,232	12,648	525	2,232	13,173	15,405	(4,696)	1996
Clifton Business Center	1		2,014	11,317	—	2,014	11,317	13,331	(488)	2005
Exit 10 Distribution Center	6		22,738	126,961	—	22,738	126,961	149,699	(5,475)	2005
Exit 8A Distribution Center (d)	2	(e)	20,558	44,103	25,680	20,718	69,623	90,341	(1,912)	2005
Kilmer Distribution Center	4	(e)	2,526	14,313	2,708	2,526	17,021	19,547	(6,150)	1996
Meadowland Distribution Center	5	(e)	12,526	80,219	—	12,526	80,219	92,745	(19,485)	2002, 2005
Meadowland Industrial Center	8	(e)	5,676	32,167	15,460	5,677	47,626	53,303	(22,904)	1996, 1997, 1998
Mt. Laurel Distribution Center	3		826	4,679	1,472	826	6,151	6,977	(1,586)	1999
Pennsauken Distribution Center	3		376	2,132	391	384	2,515	2,899	(731)	1999
Port Reading Business Park (d)	1		4,138	—	22,528	4,138	22,528	26,666	—	2005

	38		75,240	339,984	71,313	75,408	411,129	486,537	(70,026)

Orlando, Florida
33rd Street Industrial Center	9		1,980	11,237	3,844	1,980	15,081	17,061	(6,084)	1994, 1995, 1996
Chancellor Distribution Center	1		380	2,156	1,256	380	3,412	3,792	(1,520)	1994
Consulate Distribution Center	3		4,148	23,617	963	4,148	24,580	28,728	(6,420)	1999
La Quinta Distribution Center	1		354	2,006	1,664	354	3,670	4,024	(1,456)	1994
Orlando Central Park	3		1,378	—	10,054	1,871	9,561	11,432	(2,866)	1997, 1998
Orlando Corporate Center (d)	1		959	—	6,430	959	6,430	7,389	—	2006
Princeton Oaks Distribution Center	1	(e)	900	5,100	22	900	5,122	6,022	(1,317)	1999
Titusville Industrial Center	1		283	1,603	487	283	2,090	2,373	(780)	1994

Total Orlando, Florida	20		10,382	45,719	24,720	10,875	69,946	80,821	(20,443)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,437	561	4,231	4,792	(2,077)	1994
Alameda Distribution Center	2	(e)	3,872	14,358	1,326	3,872	15,684	19,556	(667)	2005
Buckeye Road Industrial Center	2		1,236	4,988	72	1,236	5,060	6,296	(221)	2005
Hohokam 10 Industrial Center	6		4,258	7,467	13,179	4,258	20,646	24,904	(6,887)	1996, 1999
I-10 West Business Center	3		263	1,525	684	263	2,209	2,472	(1,042)	1993
Kyrene Commons Distribution Center	3		2,369	5,475	559	1,093	7,310	8,403	(2,682)	1992, 1998, 1999
Kyrene Commons South Distribution Center	2		1,096	—	5,972	1,163	5,905	7,068	(1,742)	1998
Martin Van Buren Distribution Center	6		572	3,285	1,729	572	5,014	5,586	(2,344)	1993, 1994
Papago Distribution Center	3		4,828	20,017	741	4,829	20,757	25,586	(1,972)	1994, 2005
Roosevelt Distribution Center	1	(e)	1,766	7,065	—	1,766	7,065	8,831	(304)	2005
University Dr Distribution Center	1		683	2,735	16	683	2,751	3,434	(118)	2005
Watkins Distribution Center	1		242	1,375	478	243	1,852	2,095	(736)	1995
Wilson Drive Distribution Center	1	(e)	1,273	5,093	—	1,273	5,093	6,366	(219)	2005

Total Phoenix, Arizona	33		22,961	76,235	26,193	21,812	103,577	125,389	(21,011)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Portland, Oregon
Argyle Distribution Center	3		946	5,388	1,094	946	6,482	7,428	(2,986)	1993
Columbia Distribution Center	2		550	3,121	1,009	551	4,129	4,680	(1,747)	1994
PDX Corp Ctr North Phase II (d)	2	(g)	4,103	—	8,477	4,103	8,477	12,580	—	2006
PDX Corporate Center East	2	(g)	1,785	—	7,072	2,100	6,757	8,857	(2,257)	1997
PDX Corporate Center North	7	(g)	2,405	—	11,944	2,542	11,807	14,349	(4,560)	1995, 1996
Southshore Corporate Center (d)	6	(e)(g)	14,846	52,299	7,760	15,058	59,847	74,905	(1,886)	2005, 2006
Wilsonville Corporate Center	6		2,963	—	13,525	2,964	13,524	16,488	(5,300)	1995, 1996

Total Portland, Oregon	28		27,598	60,808	50,881	28,264	111,023	139,287	(18,736)

Reno, Nevada
Golden Valley Distribution Center	3		2,975	13,686	10,942	4,451	23,152	27,603	(3,106)	1996, 1998, 2005
Meredith Kleppe Business Center	5		1,573	8,949	3,359	1,573	12,308	13,881	(5,245)	1993
Packer Way Distribution Center	2		506	2,879	1,487	506	4,366	4,872	(2,177)	1993
Spice Island Distribution Center	1		435	2,466	2,285	435	4,751	5,186	(1,361)	1996
Vista Industrial Center	10		9,566	40,036	13,944	9,566	53,980	63,546	(12,255)	1994, 1995, 2001

Total Reno, Nevada	21		15,055	68,016	32,017	16,531	98,557	115,088	(24,144)

Salt Lake City, Utah
Centennial Distribution Center	2		1,149	—	9,151	1,149	9,151	10,300	(3,560)	1995
Crossroads Corporate Center (d)	1		284	—	7,189	926	6,547	7,473	—	2005
Salt Lake International Distribution Center	2		1,367	2,792	9,673	1,364	12,468	13,832	(4,757)	1994, 1996

Total Salt Lake City, Utah	5		2,800	2,792	26,013	3,439	28,166	31,605	(8,317)

San Antonio, Texas
10711 Distribution Center	2		582	3,301	1,748	582	5,049	5,631	(2,406)	1994
City Park East Distribution Center	3		1,002	5,676	903	1,002	6,579	7,581	(276)	2003
Coliseum Distribution Center (d)	3		1,547	923	9,578	1,584	10,464	12,048	(2,366)	1994, 2006
Distribution Drive Center	1		473	2,680	1,007	473	3,687	4,160	(1,983)	1992
I-35 Business Center	4		663	3,773	2,277	663	6,050	6,713	(2,804)	1993
Macro Distribution Center	3		1,705	9,024	1,912	1,705	10,936	12,641	(604)	2002
Perrin Creek Corporate Center	6		1,716	—	10,386	1,634	10,468	12,102	(3,876)	1995, 1996
Rittiman East Ind Park (d)	7		5,938	23,756	66	5,939	23,821	29,760	—	2006
Rittiman West Ind Park (d)	2		1,237	4,950	51	1,237	5,001	6,238	—	2006
San Antonio Distribution Center I	13		2,154	12,247	8,420	2,154	20,667	22,821	(9,978)	1992, 1993, 1994
San Antonio Distribution Center II	3		945	—	6,615	885	6,675	7,560	(2,799)	1994
San Antonio Distribution Center III	4		1,176	6,571	3,105	1,176	9,676	10,852	(3,875)	1996
Tri-County Dist Ctr (d)	1		950	—	7,634	950	7,634	8,584	—	2006
Woodlake Distribution Center	2		248	1,405	1,253	248	2,658	2,906	(1,089)	1994

Total San Antonio, Texas	54		20,336	74,306	54,955	20,232	129,365	149,597	(32,056)

San Diego, California
San Diego Industrial Center	13		8,685	16,128	1,363	8,684	17,492	26,176	(702)	2005

Total San Diego, California	13		8,685	16,128	1,363	8,684	17,492	26,176	(702)

San Francisco (Central Valley), California
Central Valley Distribution Center (d)	4		6,935	34,316	4,551	6,935	38,867	45,802	(7,201)	1999, 2002, 2003
Central Valley Industrial Center	4	(e)(g)	11,418	48,726	5,912	11,868	54,188	66,056	(8,657)	1999, 2002, 2005
Manteca Distribution Center	1	(e)	9,280	27,841	55	9,280	27,896	37,176	(1,203)	2005

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Patterson Pass Business Center	5		2,496	4,885	9,764	2,496	14,649	17,145	(5,334)	1993, 1997, 1998
Tracy Distribution Center (d)	1		2,802	6,539	267	2,802	6,806	9,608	—	2004

Total Central Valley, California	15		32,931	122,307	20,549	33,381	142,406	175,787	(22,395)

San Francisco (East Bay), California
Alvarado Business Center	10	(e)	20,739	62,595	523	20,739	63,118	83,857	(2,710)	2005
Barrington Business Center	3		1,741	9,863	1,352	1,741	11,215	12,956	(3,019)	1999
East Bay Industrial Center	1		531	3,009	550	531	3,559	4,090	(1,619)	1994
Eigenbrodt Way Distribution Center	1	(e)	393	2,228	445	393	2,673	3,066	(1,214)	1993
Hayward Commerce Center	4		1,933	10,955	1,859	1,933	12,814	14,747	(5,476)	1993
Hayward Commerce Park	7		1,968	11,167	3,327	1,968	14,494	16,462	(6,611)	1994
Hayward Distribution Center	6	(e)	2,906	19,165	4,022	3,327	22,766	26,093	(10,404)	1993
Hayward Industrial Center	13	(e)	4,481	25,393	5,169	4,481	30,562	35,043	(13,444)	1993
Livermore Distribution Center	4	(e)	8,992	26,976	597	8,992	27,573	36,565	(1,169)	2005
Oakland Industrial Center	3	(e)	8,234	24,704	426	8,235	25,129	33,364	(1,044)	2005
Regatta Business Park	2	(e)	7,688	23,063	—	7,688	23,063	30,751	(993)	2005
San Leandro Distribution Center	3	(e)	1,387	7,862	1,297	1,387	9,159	10,546	(4,171)	1993

Total San Francisco (East Bay), California	57		60,993	226,980	19,567	61,415	246,125	307,540	(51,874)

San Francisco (South Bay), California
Bayside Business Center	2	(g)	2,088	—	5,048	2,088	5,048	7,136	(2,201)	1996
Bayside Corporate Center	7	(g)	4,365	—	18,569	4,365	18,569	22,934	(8,369)	1995, 1996
Bayside Plaza I	12	(g)	5,212	18,008	3,499	5,216	21,503	26,719	(9,333)	1993
Bayside Plaza II	2	(g)	634	—	3,380	634	3,380	4,014	(1,784)	1994
Gateway Corporate Center	11	(g)	7,575	24,746	7,329	7,575	32,075	39,650	(14,524)	1993, 1996
Mowry Business Center	4		5,933	—	19,610	7,815	17,728	25,543	(5,748)	1997, 1998
Overlook Distribution Center	1		1,573	8,915	31	1,573	8,946	10,519	(2,318)	1999
Pacific Commons Industrial Center	7	(e)(g)	30,107	90,416	329	30,107	90,745	120,852	(3,894)	2005
Pacific Industrial Center	6	(e)	21,676	65,083	4,566	25,294	66,031	91,325	(2,809)	2005
Shoreline Business Center	8	(g)	4,328	16,101	2,222	4,328	18,323	22,651	(7,771)	1993
Shoreline Business Center II	2	(g)	922	—	5,914	922	5,914	6,836	(2,566)	1995
Spinnaker Business Center	12	(g)	7,043	25,220	4,811	7,043	30,031	37,074	(12,927)	1993
Thornton Business Center	5		3,988	11,706	7,240	3,989	18,945	22,934	(7,194)	1993, 1996
Trimble Distribution Center	5		2,836	16,067	3,560	2,836	19,627	22,463	(8,529)	1994

Total San Francisco (South Bay), California	84		98,280	276,262	86,108	103,785	356,865	460,650	(89,967)

Seattle, Washington
Andover East Business Center	2		535	3,033	611	535	3,644	4,179	(1,551)	1994
Fife Corporate Center	3		4,059	—	11,401	4,209	11,251	15,460	(3,955)	1996
Kent Corporate Center	2	(g)	2,882	1,987	9,950	3,276	11,543	14,819	(4,668)	1995
Van Doren’s Distribution Center	2	(g)	2,473	—	9,920	3,111	9,282	12,393	(3,570)	1995, 1997

Total Seattle, Washington	9		9,949	5,020	31,882	11,131	35,720	46,851	(13,744)

South Florida
Airport West Distribution Center	2		1,253	3,825	3,281	1,974	6,385	8,359	(2,023)	1995, 1998
Boca Dist Ctr	1		1,474	5,918	—	1,474	5,918	7,392	(90)	2006
CenterPort Distribution Center	3		2,083	11,806	666	2,083	12,472	14,555	(3,426)	1999
Copans Distribution Center	2		504	2,857	535	504	3,392	3,896	(1,254)	1997, 1998
Dade Distribution Center	1		2,589	14,670	—	2,589	14,670	17,259	(713)	2005

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

North Andrews Distribution Center	1		698	3,956	101	698	4,057	4,755	(1,654)	1994
Port Lauderdale Distribution Center	2		896	—	8,341	2,205	7,032	9,237	(1,827)	1997
ProLogis Park I-595	2	(e)	1,998	11,326	107	1,999	11,432	13,431	(1,511)	2003

Total South Florida	14		11,495	54,358	13,031	13,526	65,358	78,884	(12,498)

Southern California
Anaheim Industrial Center	13	(e)	32,275	59,983	140	32,275	60,123	92,398	(2,587)	2005
California Commerce Center	1	(e)	4,201	7,802	66	4,201	7,868	12,069	(337)	2005
Crossroads Business Park (d)	8	(e)	56,343	95,951	9,725	56,344	105,675	162,019	(4,133)	2005, 2006
Fullerton Industrial Center	2	(e)	8,238	15,300	14	8,239	15,313	23,552	(659)	2005
Industry Distribution Center	7	(e)(g)	50,268	93,355	341	50,268	93,696	143,964	(4,041)	2005
Inland Empire Distribution Center (d)	7	(e)	52,379	84,275	36,165	53,134	119,685	172,819	(6,267)	1999, 2005
Kaiser Distribution Center	7	(e)(g)	120,885	224,599	1	120,886	224,599	345,485	(9,520)	2005
Los Angeles Industrial Center	2	(e)	3,777	7,015	—	3,777	7,015	10,792	(302)	2005
Mid Counties Industrial Center	14	(e)	45,864	87,107	7,900	45,830	95,041	140,871	(3,563)	2005, 2006
Mill Street Spec Distribution Center (d)	1		1,232	31,842	1,268	1,232	33,110	34,342	—	2005
Orange Industrial Center	2	(e)	5,930	11,014	—	5,930	11,014	16,944	(474)	2005
Rancho Cucamonga Distribution Center	6	(e)(g)	51,283	95,241	33	51,283	95,274	146,557	(4,101)	2005
Redlands Commerce Center (d)	1		14,173	—	16,924	13,813	17,284	31,097	—	2005
Redlands Dist Ctr (d)	3		18,176	43,423	20,704	18,176	64,127	82,303	—	2006
Santa Ana Distribution Center	2	(e)	4,318	8,019	31	4,318	8,050	12,368	(345)	2005
South Bay Distribution Center	2	(e)	9,907	18,398	—	9,907	18,398	28,305	(792)	2005
Tustin Industrial Center	2	(e)	4,553	8,456	46	4,553	8,502	13,055	(365)	2005
Vernon Distribution Center	15	(e)	25,439	47,250	1,126	25,441	48,374	73,815	(2,042)	2005

Total Southern California	95		509,241	939,030	94,484	509,607	1,033,148	1,542,755	(39,528)

St. Louis, Missouri
Earth City Industrial Center	8	(e)	3,375	19,144	6,726	3,375	25,870	29,245	(9,581)	1997, 1998
Hazelwood Distribution Center	2		847	4,802	759	847	5,561	6,408	(1,559)	1997, 1999
Westport Distribution Center	3		761	4,310	1,296	761	5,606	6,367	(1,897)	1997

Total St. Louis, Missouri	13		4,983	28,256	8,781	4,983	37,037	42,020	(13,037)

Tampa, Florida
Adamo Distribution Center	6		2,105	11,930	1,743	2,105	13,673	15,778	(2,833)	1995, 2001
Commerce Park Distribution Center	4		811	4,597	1,384	811	5,981	6,792	(2,850)	1994
Eastwood Distribution Center	1		122	690	127	122	817	939	(365)	1994
Lakeland Distribution Center	1		938	5,313	1,261	938	6,574	7,512	(2,681)	1994
Lakeland Interstate Bus Park (d)	1		1,515	—	5,855	1,515	5,855	7,370	—	2006
Orchid Lake Industrial Center	1		41	235	44	41	279	320	(110)	1994
Plant City Distribution Center	1		206	1,169	268	206	1,437	1,643	(587)	1994
Sabal Park Distribution Center	8	(e)	3,180	10,364	15,018	3,516	25,046	28,562	(6,500)	1996, 1997, 1998, 2002
Silo Bend Distribution Center	4		2,887	16,358	3,460	2,887	19,818	22,705	(8,093)	1994
Silo Bend Industrial Center	1		525	2,975	742	525	3,717	4,242	(1,562)	1994
Tampa East Distribution Center	10		2,700	15,302	2,896	2,541	18,357	20,898	(7,983)	1994
Tampa East Industrial Center	2		332	1,880	574	332	2,454	2,786	(1,057)	1994
Tampa West Distribution Center	13		2,995	16,829	3,883	3,040	20,667	23,707	(9,061)	1994, 1995
Tampa West Industrial Center	3		355	(9)	5,976	635	5,687	6,322	(1,976)	1996, 1998

Total Tampa, Florida	56		18,712	87,633	43,231	19,214	130,362	149,576	(45,658)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Washington D.C./Baltimore, Maryland
1901 Park 100 Drive	1		2,409	7,227	8	2,409	7,235	9,644	(111)	2006
Airport Commons Distribution Center	2	(e)	2,320	—	9,963	2,360	9,923	12,283	(3,423)	1997
Ardmore Distribution Center	3		1,431	8,110	1,542	1,431	9,652	11,083	(4,108)	1994
Ardmore Industrial Center	2		984	5,581	1,211	985	6,791	7,776	(3,078)	1994
Concorde Industrial Center	4	(e)	1,538	8,717	2,518	1,538	11,235	12,773	(4,616)	1995
De Soto Business Park	5		1,774	10,055	4,880	1,774	14,935	16,709	(6,766)	1996
Edgewood Distribution Center (d)	1		4,244	12,732	4,497	4,244	17,229	21,473	—	2005
Eisenhower Industrial Center	3	(e)	1,240	7,025	2,334	1,240	9,359	10,599	(4,063)	1994
Fleet Distribution Center	8	(e)	3,198	18,121	2,707	3,115	20,911	24,026	(8,458)	1996
Gateway Bus Ctr (d)	2		3,762	—	9,052	3,762	9,052	12,814	—	2006
Gateway Distribution Center	2		192	—	4,400	831	3,761	4,592	(969)	1998
Hampton Central Distribution Center	2		1,769	—	10,374	2,251	9,892	12,143	(3,161)	1996, 1997
Hickory Ridge Distribution Center	2	(e)	15,988	47,964	7	15,988	47,971	63,959	(1,744)	2005
Meadowridge Distribution Center	1	(e)	1,757	—	6,159	1,902	6,014	7,916	(1,520)	1998
Patapsco Distribution Center	1		270	1,528	1,394	270	2,922	3,192	(1,267)	1995
White Oak Distribution Center	1		3,986	24,107	7	3,986	24,114	28,100	(3,014)	2002
Winchester Distribution Center	1		3,286	13,142	(2)	3,286	13,140	16,426	(566)	2005

Total Washington D.C./Baltimore, Maryland	41		50,148	164,309	61,051	51,372	224,136	275,508	(46,864)

Other
Shawnee Distribution Center	1		2,858	11,432	—	2,858	11,432	14,290	(492)	2005
Stone Fort Distribution Center	4		2,063	11,688	2,585	2,063	14,273	16,336	(5,930)	1994
Topeka Distribution Center	1		108	430	15	108	445	553	(20)	2005
Valley Industrial Center (Brownsville, Texas)	1		363	—	3,750	363	3,750	4,113	(1,081)	1997

	7		5,392	23,550	6,350	5,392	29,900	35,292	(7,523)

Mexico:
Guadalajara
Cedros-Jalisco Dist Ctr (d)	2		3,701	20,972	182	3,719	21,136	24,855	—	2006

Total Guadalajara, Mexico	2		3,701	20,972	182	3,719	21,136	24,855	—

Juarez
Del Norte Industrial Center	1		1,041	7,827	2,385	1,381	9,872	11,253	(13)	2002
Independencia Industrial Center (d)	2		3,214	—	6,811	3,182	6,843	10,025	—	2005
Los Aztecas Industrial Center	1		148	837	419	33	1,371	1,404	(384)	1999
Ramon Rivera Industrial Center	1		445	—	3,353	2,246	1,552	3,798	(394)	2000
Rio Bravo Industrial Center	1		349	1,979	343	410	2,261	2,671	(490)	2001
Salvacar Industrial Center (d)	5		3,017	—	12,217	3,480	11,754	15,234	(1,114)	1998, 1999, 2000, 2002, 2005

Total Juarez, Mexico	11		8,214	10,643	25,528	10,732	33,653	44,385	(2,395)

Mexico City
Cedros-Tepotzotlan Dist Ctr (d)	9	(e)	9,809	55,582	276	9,843	55,824	65,667	—	2006
JLP Dist Ctr (d)	1	(e)	1,099	6,227	32	1,104	6,254	7,358	—	2006
Nor-T Dist Ctr (d)	7	(e)	10,960	62,106	267	10,986	62,347	73,333	—	2006
Oriente Dist Ctr (d)	2	(e)	1,425	8,073	42	1,432	8,108	9,540	—	2006
Xhala Dist Ctr (d)	1	(e)	2,920	16,546	83	2,930	16,619	19,549	—	2006

Total Mexico City, Mexico	20		26,213	148,534	700	26,295	149,152	175,447	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Monterrey
Monterrey Industrial Park (d)	6		4,427	3,785	12,087	4,756	15,543	20,299	(3,498)	1997, 1998, 2005, 2006

Total Monterrey, Mexico	6		4,427	3,785	12,087	4,756	15,543	20,299	(3,498)

Reynosa
Colonial Industrial Center (d)	2		943	1,574	3,098	670	4,945	5,615	—	1999, 2000
Del Norte Industrial Center	2		809	—	7,165	1,065	6,909	7,974	(2,467)	1998
Del Norte Industrial Center II (d)	2		2,114	—	14,167	2,114	14,167	16,281	—	2005, 2006
Pharr Bridge Ind Ctr (d)	2		1,011	—	7,485	1,011	7,485	8,496	—	2006
Pharr Bridge Industrial Center (d)	3		2,347	—	14,875	2,347	14,875	17,222	—	2004, 2005, 2006
Reynosa Industrial Center (d)	4		1,415	921	10,492	1,856	10,972	12,828	(3,158)	1997, 1998, 1999
Villa Florida Industrial Center(d)	1		2,527	14,314	7	2,527	14,321	16,848	—	2004

Total Reynosa, Mexico	16		11,166	16,809	57,289	11,590	73,674	85,264	(5,625)

Canada:
Toronto
Mississauga Gateway Ctr (d)	3		16,371	—	45,749	16,372	45,748	62,120	—	2006

Total Toronto, Canada	3		16,371	—	45,749	16,372	45,748	62,120	—

Subtotal North American Markets	1,353		1,625,461	5,157,869	1,737,006	1,650,867	6,869,469	8,520,336	(1,259,075)

European Markets
Belgium:
Vilvoorde Dist Ctr (d)	1		—	—	9,632	—	9,632	9,632	—	2006
Willebroek Dist Ctr (d)	2		5,104	—	18,884	5,104	18,884	23,988	—	2006

Total Belgium	3		5,104	—	28,516	5,104	28,516	33,620	—

Czech Republic:
Prague East Distribution Center (d)	3		3,832	—	17,425	4,043	17,214	21,257	—	2005, 2006
Prague West (d)	1		1,189	—	6,217	1,189	6,217	7,406	—	2006

Total Czech Republic	4		5,021	—	23,642	5,232	23,431	28,663	—

France:
Isle d’Abeau Distribution Center (d)	2		10,271	25,447	7,052	10,366	32,404	42,770	—	2002, 2006
Le Havre Distribution Center (d)	3		1,398	—	32,162	1,412	32,148	33,560	(1,055)	2003, 2006
Macon Dist Ctr (d)	1		2,065	—	22,299	2,065	22,299	24,364	—	2006
Metz Distribution Center (d)	1		1,070	6,500	364	1,119	6,815	7,934	(489)	2004
Moissy Cramayel Distribution Center (d)	6		4,730	—	77,152	5,906	75,976	81,882	—	2005, 2006

Total France	13		19,534	31,947	139,029	20,868	169,642	190,510	(1,544)

Germany:
Bingen Dist Ctr (d)	1		3,449	—	11,796	3,449	11,796	15,245	—	2006
Dradenau Distribution Center (d)	1		80	—	14,425	—	14,505	14,505	—	2005
Frankfurt Riederhof Distribution Center (d)	1		7,320	—	16,571	7,830	16,061	23,891	(1,092)	2003
Krefeld Distribution Center (d)	1		2,143	—	11,042	2,752	10,433	13,185	(921)	2002

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Malsch Dist Ctr (d)	1		2,149	—	7,738	2,149	7,738	9,887	—	2006
Peine Dist Ctr (d)	1		2,141	—	13,165	2,141	13,165	15,306	—	2006

Total Germany	6		17,282	—	74,737	18,321	73,698	92,019	(2,013)

Hungary:
Budapest Distribution Center (d)	1		1,302	—	9,368	1,435	9,235	10,670	—	2005

Total Hungary	1		1,302	—	9,368	1,435	9,235	10,670	—

Italy:
Bologna Dist Ctr (d)	1		4,413	—	11,009	4,413	11,009	15,422	—	2006
Lodi Distribution Center (d)	2		7,996	35,613	1,682	11,628	33,663	45,291	—	2005, 2006
Padua Distribution Center (d)	1		2,724	—	11,583	3,023	11,284	14,307	—	2005
Romentino Distribution Center (d)	2		3,758	—	28,509	3,758	28,509	32,267	—	2006

Total Italy	6		18,891	35,613	52,783	22,822	84,465	107,287	—

Netherlands:
Venlo Dist. Ctr. (d)	1		2,750	—	8,929	2,750	8,929	11,679	—	2006

Total Netherlands	1		2,750	—	8,929	2,750	8,929	11,679	—

Poland:
Blonie Distribution Center (d)	3		3,565	—	21,935	3,711	21,789	25,500	—	2005, 2006
Chorzow Dist Ctr (d)	3		5,868	—	41,990	5,869	41,989	47,858	—	2006
Piotrkow Dist Ctr (d)	1		711	—	4,761	711	4,761	5,472	—	2006
Poznan II Distribution Center (d)	3		3,792	—	20,673	3,937	20,528	24,465	—	2005, 2006
Teresin Distribution Center (d)	2		2,151	—	25,421	2,376	25,196	27,572	(545)	2004, 2005
Wroclaw Distribution Center (d)	3		5,847	—	23,326	6,054	23,119	29,173	—	2005, 2006

Total Poland	15		21,934	—	138,106	22,658	137,382	160,040	(545)

Spain:
Penedes Dist Ctr (d)	1		6,767	—	11,981	6,767	11,981	18,748	—	2006

Total Spain	1		6,767	—	11,981	6,767	11,981	18,748	—

Sweden:
Haninge AB Dist Ctr (d)	1		1,889	—	12,979	1,889	12,979	14,868	—	2006

Total Sweden	1		1,889	—	12,979	1,889	12,979	14,868	—

United Kingdom:
Ardra Road, Edmonton Distribution Center (d)	1		13,715	—	18,964	15,267	17,412	32,679	—	2005
Campbell Road Distribution Center (d)	1		7,391	—	19,432	11,678	15,145	26,823	—	2004
Crewe Dist Ctr (d)	1		11,643	—	25,431	11,643	25,431	37,074	—	2006
Didcot Distribution Center (d)	1		9,512	—	13,246	10,564	12,194	22,758	—	2005
Dunstable Dist Ctr (d)	2		69,500	—	52,672	69,500	52,672	122,172	—	2006
Fort Dunlop Distribution Center (d)	1		6,640	—	1,208	7,848	—	7,848	—	2001
Hayes Dist Ctr (d)	1		6,985	—	8,819	6,985	8,819	15,804	—	2006
Houghton Main Dist Ctr (d)	1		8,993	—	30,474	8,993	30,474	39,467	—	2006
Kings Lynn Coldstore Distribution Center	1		16,435	5,325	2,707	18,462	6,005	24,467	(6,026)	2003
Marston Gate Dist Ctr (d)	1		2,806	—	6,595	2,806	6,595	9,401	—	2006
North Kettering Distribution Center (d)	1		28,768	—	49,443	28,768	49,443	78,211	—	2006
Peterborough Dist. Ctr. (d)	1		17,941	—	37,027	17,941	37,027	54,968	—	2006

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Stafford Dist Ctr (d)	3		27,080	—	46,595	27,080	46,595	73,675	—	2006
Swindon Dist Ctr (d)	1		11,994	—	18,174	11,994	18,174	30,168	—	2006
Wellingborough Distribution Center (d)	2		15,731	—	38,431	16,468	37,694	54,162	—	2005, 2006

Total United Kingdom	19		255,134	5,325	369,218	265,997	363,680	629,677	(6,026)

Subtotal European Markets	70		355,608	72,885	869,288	373,843	923,938	1,297,781	(10,128)

Asian Markets
China:
Guangzhou Baopu Dist Center (d)	5		6,738	23,190	2	6,739	23,191	29,930	(196)	2006
Guangzhou Distribution Center (d)	1		1,067	—	4,077	1,106	4,038	5,144	(134)	2005
ProLogis Park Minghang (d)	1		741	3,633	—	741	3,633	4,374	(40)	2006
ProLogis Park Puyun (d)	2		3,538	—	9,989	3,538	9,989	13,527	(294)	2006
Taopu Distribution Center (d)	5		8,787	—	19,693	8,512	19,968	28,480	(835)	2005, 2006

Total China	14		20,871	26,823	33,761	20,636	60,819	81,455	(1,499)

Japan:
ProLogis Park Amagasaki (d)	1		34,499	—	80,031	34,499	80,031	114,530	—	2006
ProLogis Park Ichikawa	1		—	8,151	—	—	8,151	8,151	(741)	2006
ProLogis Park Koshigaya II (d)	1		19,351	—	30,795	19,351	30,795	50,146	—	2006
ProLogis Park Maishima I (d)	1		18,002	—	68,495	18,002	68,495	86,497	—	2006
ProLogis Park Maishima II (d)	1		16,282	—	39,547	16,282	39,547	55,829	—	2006
ProLogis Park Tokyo II (d)	1		80,131	—	86,704	80,131	86,704	166,835	—	2006
ProLogis Park Tsumori (d)	1		9,281	5,513	—	9,281	5,513	14,794	—	2006

Total Japan	7		177,546	13,664	305,572	177,546	319,236	496,782	(741)

Korea:
ProLogis Park Deokpyung (d)	1		5,062	9,253	—	5,061	9,254	14,315	—	2006

Total Singapore	1		5,062	9,253	—	5,061	9,254	14,315	—

Singapore:
Changi South Distribution Center (d)	1		—	11,598	982	—	12,580	12,580	(855)	2004

Total Singapore	1		—	11,598	982	—	12,580	12,580	(855)

Subtotal Asian Markets	23		203,479	61,338	340,315	203,243	401,889	605,132	(3,095)

Total Industrial Operating Properties (d)	1,446		2,184,548	5,292,092	2,946,609	2,227,953	8,195,296	10,423,249	(1,272,298)

Retail operating properties
Denver, Colorado
Belcaro Shopping Center	1		3,758	15,036	2	3,758	15,038	18,796	(485)	2005

Total Denver, Colorado	1		3,758	15,036	2	3,758	15,038	18,796	(485)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Los Angeles/Orange County, California
Newport Retail Center	1		4,478	10,450	—	4,478	10,450	14,928	(337)	2005
Woodland Retail Center	3		10,376	24,208	163	10,375	24,372	34,747	(782)	2005

Total Los Angeles/Orange County, California	4		14,854	34,658	163	14,853	34,822	49,675	(1,119)

San Francisco (East Bay), California
EB Bridge Shopping Center	8	(e)(g)	23,041	81,693	1	23,042	81,693	104,735	(2,638)	2005
Granada Shopping Center	1		2,604	9,232	20	2,604	9,252	11,856	(298)	2005

Total San Francisco (East Bay), California	9		25,645	90,925	21	25,646	90,945	116,591	(2,936)

San Francisco (South Bay), California
Pacific Commons Retail Center (d)	13		27,669	62,358	30,099	33,551	86,575	120,126	(1,855)	2005, 2006

Total San Francisco (South Bay), California	13		27,669	62,358	30,099	33,551	86,575	120,126	(1,855)

Total Retail Operating Properties	27		71,926	202,977	30,285	77,808	227,380	305,188	(6,395)

Total Operating Properties	1,473		2,256,474	5,495,069	2,976,894	2,305,761	8,422,676	10,728,437	(1,278,693)

Properties Under Development (o)
North American Markets:
United States:
Austin, Texas
Mueller Regional Retail	5		12,716	—	13,334	26,050	—	26,050	—	2006

Total Austin, Texas	5		12,716	—	13,334	26,050	—	26,050	—

Chicago, Illinois
I-55 Distributions Center	1		5,443	—	17,040	22,483	—	22,483	—	2006

Total Chicago, Illinois	1		5,443	—	17,040	22,483	—	22,483	—

Cincinnati, Ohio
Park I-275	1		6,294	—	12,907	19,201	—	19,201	—	2006

Total Cincinnati, Ohio	1		6,294	—	12,907	19,201	—	19,201	—

Columbus, Ohio
Etna Distribution Center	1		1,668	—	14,246	15,914	—	15,914	—	2006

Total Columbus, Ohio	1		1,668	—	14,246	15,914	—	15,914	—

Dallas, Texas
Freeport Corporate Center	1		545	—	4,202	4,747	—	4,747	—	2006
Lancaster Distribution Center	1		2,775	—	5,981	8,756		8,756		2006
Northgate Distribution Center	1		—	—	60	60	—	60	—	2006

Total Dallas, Texas	3		3,320	—	10,243	13,563	—	13,563	—

Houston, Texas
Jersey Village Corporate Center	1		1,780	—	4,035	5,815	—	5,815	—	2006

Total Houston, Texas	1		1,780	—	4,035	5,815	—	5,815	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

I-81 Corridor (E. Pennsylvania)
Park 33 Distribution Center	1		12,113	—	622	12,735	—	12,735	—	2006

Total I-81 Corridor (E. Pennsylvania)	1		12,113	—	622	12,735	—	12,735	—

Louisville, Kentucky
I-65 Meyer Distribution Center	1		1,671	—	1,878	3,549	—	3,549	—	2006

Total Louisville, Kentucky	1		1,671	—	1,878	3,549	—	3,549	—

Memphis, Tennessee
DeSoto Distribution Center	2		4,992	—	2,714	7,706	—	7,706	—	2006

Total Memphis, Tennessee	2		4,992	—	2,714	7,706	—	7,706	—

New Jersey
Stults Distribution Center	1		829	—	120	949	—	949	—	2005
Port Reading Business Park	1		6,175	—	410	6,585		6,585		2006

Total New Jersey	2		7,004	—	530	7,534	—	7,534	—

Orlando, Florida
Orlando Corporate Center	1		701	—	4,965	5,666	—	5,666	—	2005

Total Orlando, Florida	1		701	—	4,965	5,666	—	5,666	—

Portland, Oregon
Clackamas Distribution Center	1		700	—	2,376	3,076	—	3,076	—	2006

Total Portland, Oregon	1		700	—	2,376	3,076	—	3,076	—

Reno, Nevada
Tahoe-Reno Industrial Center	1		2,813	—	9,048	11,861	—	11,861	—	2006

Total Reno, Nevada	1		2,813	—	9,048	11,861	—	11,861	—

San Antonio, Texas
Eisenhauer Distribution Center	3		1,199	—	340	1,539	—	1,539	—	2006
Perrin Creek Corporate Center	1		241	—	1,828	2,069	—	2,069	—	2006

Total San Antonio, Texas	4		1,440	—	2,168	3,608	—	3,608	—

Central Valley, California
Patterson Pass Business Center	1		1,024	—	1,840	2,864	—	2,864	—	2006
Tracy II Distribution Center	1		—	—	415	415	—	415	—	2006

Total Central Valley, California	2		1,024	—	2,255	3,279	—	3,279	—

Southern California
Redlands Distribution Center	1		12,126	—	1,103	13,229	—	13,229	—	2006
Mill Street Distribution Center	1		580	—	853	1,433		1,433		2006

Total Southern California	2		12,706	—	1,956	14,662	—	14,662	—

Tampa, Florida
Sabal Park Distribution Center	1		877	—	5,304	6,181	—	6,181	—	2006

Total Tampa, Florida	1		877	—	5,304	6,181	—	6,181	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Washington D.C./Baltimore
Gateway Business Center	2		4,136	—	229	4,365	—	4,365	—	2006
Chesapeake Distribution Center	1		6,405	—	285	6,690		6,690		2006

Total Washington D.C./Baltimore	3		10,541	—	514	11,055	—	11,055	—

Mexico:
Guadalajara
El Salto Distribution Center	1		3,304	—	30	3,334	—	3,334	—	2006

Total Guadalajara, Mexico	1		3,304	—	30	3,334	—	3,334	—

Juarez
Independencia Center	1		1,292	—	2,342	3,634	—	3,634	—	2006
Los Aztecas Industrial Center	1		564	—	1,464	2,028		2,028		2006
Ramon Rivera Lara Industrial Center	1		615	—	1,500	2,115		2,115		2006

Total Juarez, Mexico	3		2,471	—	5,306	7,777	—	7,777	—

Mexico City
Cedros-Tepotzotlan Distribution Center	1		10,325	—	3,054	13,379	—	13,379	—	2006
JLP Distribution Center	1		5,018	—	1,215	6,233		6,233		2006

Total Mexico City, Mexico	2		15,343	—	4,269	19,612	—	19,612	—

Monterrey
Monterrey Airport	2		3,984	—	3,479	7,463	—	7,463	—	2006

Total Monterrey, Mexico	2		3,984	—	3,479	7,463	—	7,463	—

Canada:
Toronto
Mississauga Gateway Center	3		18,038	—	6,148	24,186	—	24,186	—	2006

Total Toronto, Canada	3		18,038	—	6,148	24,186	—	24,186	—

Subtotal North American Markets	44		130,943	—	125,367	256,310	—	256,310	—

European Markets:
Czech Republic:
Uzice Distribution Center	2		5,838	—	3,960	9,798	—	9,798	—	2006

Total Czech Republic	2		5,838	—	3,960	9,798	—	9,798	—

France:
Clesud Grans Miramas Distribution Center	1		1,314	—	6,768	8,082	—	8,082	—	2006
Grenoble Distribution Center	1		1,121	—	4,863	5,984		5,984		2006

Total France	2		2,435	—	11,631	14,066	—	14,066	—

Germany:
Dradenau Distribution Center	1		—	—	4,938	4,938	—	4,938	—	2006
Hassfurt Distribution Center	1		494	—	3,120	3,614	—	3,614	—	2006
Munich Distribution Center	2		15,700	—	16,646	32,346	—	32,346	—	2006

Total Germany	4		16,194	—	24,704	40,898	—	40,898	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Hungary:
Budapest Park	1		1,078	—	648	1,726	—	1,726	—	2006
Budapest Park Phase II	1		1,430	—	8,518	9,948	—	9,948	—	2006
Hegyeshalom Distribution Center	1		116	—	1,948	2,064	—	2,064	—	2006

Total Hungary	3		2,624	—	11,114	13,738	—	13,738	—

Netherlands:
Tilburg Distribution Center	3		11,439	—	8,015	19,454	—	19,454	—	2006

Total Netherlands	3		11,439	—	8,015	19,454	—	19,454	—

Poland:
Chorzow Distribution Center	4		4,966	—	11,110	16,076	—	16,076	—	2006
Gdansk Distribution Center	2		3,000	—	8,308	11,308	—	11,308	—	2005, 2006
Janki Distribution Center	1		3,539	—	218	3,757		3,757		2006
Poznan II Distribution Center	2		3,167	—	2,899	6,066		6,066		2006
Warsaw II Distribution Center	2		2,694	—	1,442	4,136		4,136		2006
Warsaw III Distribution Center	1		2,716	—	7,608	10,324		10,324		2006
Wroclaw Distribution Center	4		10,142	—	14,601	24,743	—	24,743	—	2006
Wroclaw II Distribution Center	1		1,746	—	8,700	10,446		10,446		2006

Total Poland	17		31,970	—	54,886	86,856	—	86,856	—

Romania:
Bucharest Distribution Center	2		3,576	—	15,843	19,419	—	19,419	—	2006

Total Romania	2		3,576	—	15,843	19,419	—	19,419	—

Spain:
Massalaves Distribution Center	1		2,302	—	185	2,487	—	2,487	—	2006
Tarancon Distribution Center	1		3,283	—	397	3,680	—	3,680	—	2006

Total Spain	2		5,585	—	582	6,167	—	6,167	—

Sweden:
Gothenburg Distribution Center	1		3,377	—	18,257	21,634	—	21,634	—	2006

Total Sweden	1		3,377	—	18,257	21,634	—	21,634	—

United Kingdom:
Corby Distribution Center	1		1,914	—	12,536	14,450	—	14,450	—	2006
Hayes Distribution Center	3		21,714	—	13,614	35,328	—	35,328	—	2006
Hemel Hempstead	1		14,928	—	2,997	17,925	—	17,925	—	2004
North Kettering Distribution Center	1		16,579	—	21,356	37,935	—	37,935	—	2006
Pineham Distribution Center	1		16,105	—	570	16,675	—	16,675	—	2006
Stafford Distribution Center	1		9,552	—	5,304	14,856	—	14,856	—	2006
Wellingborough Distribution Center	1		17,582	—	2,671	20,253	—	20,253	—	2006

Total United Kingdom	9		98,374	—	59,048	157,422	—	157,422	—

Subtotal European Markets	45		181,412	—	208,040	389,452	—	389,452	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (continued)
December 31, 2006
			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2006				Date of
	No. of	Encum-		Building &	Subsequent		Building &		Accumulated	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	Depreciation (c)	Acquisition
	(In thousands, as applicable)

Asian Markets:
China:
Beijing Airport Phase I Distribution Center	1		2,349	—	6,305	8,654	—	8,654	—	2005
ProLogis Park Chongqing	1		1,294	—	99	1,393		1,393		2006
ProLogis Park Minghang	4		4,732	—	209	4,941	—	4,941	—	2006
ProLogis Park TEDA Distribution Center	6		3,599	—	7,503	11,102	—	11,102	—	2005, 2006
ProLogis Park Yunpu	1		405	—	3,146	3,551		3,551		2006
Sanshan Distribution Center	4		3,445	—	344	3,789	—	3,789	—	2006

Total China	17		15,824	—	17,606	33,430	—	33,430	—

Japan:
Chiba Distribution Center	1		21,835	—	1,132	22,967	—	22,967	—	2006
ProLogis Park Aichi Distribution Center	1		24,787	—	12,878	37,665	—	37,665	—	2006
ProLogis Park Ichikawa	1		22,819	—	19	22,838	—	22,838	—	2006
ProLogis Park Narita III	1		18,391	—	1,085	19,476	—	19,476	—	2006
ProLogis Park Osaka II	1		27,063	—	61,277	88,340	—	88,340	—	2006
ProLogis Park Sendai	1		8,942	—	10,403	19,345		19,345		2006
ProLogis Park Sugito II	1		25,419	—	41,187	66,606	—	66,606	—	2006
Tomisato Distribution Center	1		8,214	—	199	8,413	—	8,413	—	2006

Total Japan	8		157,470	—	128,180	285,650	—	285,650	—

Subtotal Asian Markets	25		173,294	—	145,786	319,080	—	319,080	—

Total Properties Under Development (o)	114		485,649	—	479,193	964,842	—	964,842	—

GRAND TOTAL			$2,742,123	$5,495,069	$3,456,087	$3,270,603	$8,422,676	$11,693,279	(1,278,693)

Schedule III — Footnotes
As of December 31, 2006

(a) Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of December 31, 2006 (in thousands):

Total per Schedule III	$11,693,279
Land held for development	1,397,081
Land subject to ground leases and other	472,412	(e)(g)
Other investments	391,227	(h)

Total per consolidated balance sheet	$13,953,999	(i)

(b) The tax basis at 12/31/2006 of our real estate assets for federal income tax purposes was approximately $9,365,458,000.

(c) Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for acquired industrial properties, 40 years for office and retail properties acquired and 40 years for properties developed by us.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheet as of December 31, 2006 (in thousands):

Total accumulated depreciation per Schedule III	$1,278,693
Accumulated depreciation on other investments	1,513

Total per Consolidated Balance Sheet	$1,280,206

(d) Total operating properties include 205 properties developed or acquired in the CDFS business segment aggregating 49.8 million square feet at a total investment of $3.1 billion. See “Item 1. Business — Operating Segments — Property Operations”.

(e) Properties with an aggregate undepreciated cost of $3,209,727,000 secure $1,445,021,000 of mortgage notes. See Note 13.

(f) With respect to one building, we own only 98,000 square feet or 31% of the building. The remaining portion is owned by the North American Properties Fund V.

(g) Properties with an aggregate undepreciated cost of $1,061,442,000 secure $33,977,000 of assessment bonds. See Note 13.

(h) Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.

Schedule III — Footnotes (continued)

(i) A summary of activity for our real estate assets and accumulated depreciation for the three years ended December 31, 2006, 2005 and 2004 is as follows (in thousands of U.S. dollars):

	2006	2005	2004

Real estate assets:
Balance at beginning of year	$11,875,130	$6,333,731	$5,854,047
Acquisitions of operating properties, transfers of development completions from CIP and improvements to operating properties	3,345,394	5,414,725	1,441,703
Basis of operating properties disposed of	(1,636,116)	(1,188,407)	(1,253,290)
Change in properties under development balance	80,497	308,642	171,122
Change in land held for development balance	352,039	449,041	86,666
Change in land subject to ground leases and other	(320,256)
balance		538,095	—
Change in capitalized preacquisition costs balance	257,311	19,303	33,483

Balance at end of year	$13,953,999	$11,875,130	$6,333,731

Accumulated Depreciation:
Balance at beginning of year	$1,118,547	$989,221	$847,221
Depreciation expense	248,484	174,244	149,127
Balances retired upon disposition of operating properties	(86,825)	(44,918)	(7,127)

Balance at end of year	$1,280,206	$1,118,547	$989,221

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ JEFFREY H. SCHWARTZ
Jeffrey H. Schwartz
Chief Executive Officer and Trustee

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY H. SCHWARTZ Jeffrey H. Schwartz	Chief Executive Officer and Trustee	February 27, 2007

/s/ WALTER C. RAKOWICH Walter C. Rakowich	President, Chief Operating Officer and Trustee	February 27, 2007

/s/ DESSA M. BOKIDES Dessa M. Bokides	Executive Vice President and Chief Financial Officer	February 27, 2007

/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Senior Vice President and Chief Accounting Officer	February 27, 2007

/s/ K. DANE BROOKSHER K. Dane Brooksher	Chairman and Trustee	February 27, 2007

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Trustee	February 27, 2007

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	February 27, 2007

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Trustee	February 27, 2007

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	February 27, 2007

/s/ NELSON C. RISING Nelson C. Rising	Trustee	February 27, 2007

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	February 27, 2007

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	February 27, 2007

Signature	Title	Date

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	February 27, 2007

/s/ ANDREA M. ZULBERTI Andrea M. Zulberti	Trustee	February 27, 2007

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

1.1	—	Sales Agreement dates February 27, 2007, between ProLogis and Cantor Fitzgerald & Co.
3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Certificate of Amendment, dated as of May 22, 2002, to Amended and Restated of Declaration of Trust of ProLogis (incorporated by reference to exhibit 99.1 to ProLogis’ Form 8-K dated May 30, 2002).
3.3	—	Amended and Restated Bylaws of ProLogis dated March 15, 2005 (incorporated by reference to Exhibit 3.1 to ProLogis’ Form 8-K filed on March 21, 2005).
3.4	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.5	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
3.6	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of May 19, 2005 (incorporated by reference to Exhibit 3.1 to ProLogis’ Form 8-K filed on May 20, 2005).
3.7	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of July 12, 2005 (incorporated by reference to Exhibit 3.1 to ProLogis’ Form 8-K filed on July 13, 2005).
3.8	—	Articles Supplementary Reclassifying and Designating Shares of Beneficial Interest of ProLogis as Common Shares of Beneficial Interest (incorporated by reference to Exhibit 3.2 to ProLogis’ Form 8-K filed on July 13, 2005).
3.9	—	Amendment to Amended and Restated Bylaws, dated as March 15, 2006 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 17, 2006).
4.1	—	Form of share certificate for common shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to Exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001).
4.3	—	8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.4	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.5	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.6	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.7	—	7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.8	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.9	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.10	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.11	—	Collateral Trust Indenture, dated as of July 22, 1993, between Krauss/Schwartz Properties, Ltd. and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 4.10 to ProLogis’ Form 10-K for the year ended December 31, 1994).

Exhibit
Number		Description

4.12	—	First Supplement Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited Partnership-IV, Krauss/Schwartz Properties, Ltd., and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 10.6 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
4.13	—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.14	—	Form of 7.10% Promissory Note due April 15, 2008 (incorporated by reference to exhibit 4.27 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.15	—	Form of 5.50% Promissory Note due March 1, 2013 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 2002).
4.16	—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.17	—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).
4.18	—	First Supplemental Indenture, dated as of February 9, 2005, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated February 9, 2005).
4.19	—	Second Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.1 to ProLogis’ Form 8-K filed on November 4, 2005).
4.20	—	Third Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.2 to ProLogis’ Form 8-K filed on November 4, 2005).
10.1	—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2	—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.3	—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.4	—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.5*	—	Share Option Plan for Outside Trustees (as Amended and Restated Effective September May 18, 2004) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 18, 2003).
10.6	—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus filed January 5, 2007 pursuant to Rule 424(b)(3) with respect to Registration Statement No. 333-102166).
10.7	—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-III, dated as of October 28, 1994, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.3 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
10.8	—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-IV, dated as of October 28,1994, by and among ProLogis IV, Inc., as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).

Exhibit
Number		Description

10.9	—	Note Purchase Agreement among Meridian and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO),Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ’B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans(I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST &CO), Union Central Life Insurance Company (I/N/O HARE & CO),and Pan-American Life Insurance Company, dated November 15,1997 (incorporated by reference to exhibit 10.66 to Meridian’s Form 10-K for the year ended December 31, 1997).
10.10	—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10.11*	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10.12*	—	Amended and Restated Special Equity Agreement between ProLogis and K. Dane Brooksher, dated as of March 5, 2003 (incorporated by reference to exhibit 10.28 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10.13*	—	Special Equity Agreement between ProLogis and Irving F. Lyons III, dated as of March 5, 2003 (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10.14	—	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P. dated as of August 4, 2004 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2004).
10.15	—	Amended and Restated Security Agency Agreement dated as of October 6, 2005, among Bank of America, N.A., as global administrative agent under the Global Senior Credit Agreement referred to therein, certain other creditors of ProLogis and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on November 4, 2005).
10.16	—	Global Senior Credit Agreement dated as of October 6, 2005, among ProLogis, certain of its subsidiaries, Bank of America, N.A., as global administrative agent, collateral agent, U.S. funding agent, U.S. swing line lender, and a U.S. L/C issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian funding agent and a Canadian L/C issuer, ABN AMRO Bank N.V., as global syndication agent, Euro funding agent, Euro swing line lender, and a Euro L/C issuer, Sumitomo Mitsui Banking Corporation, as a global documentation agent, Yen tranche bookrunner, KRW tranche bookrunner, Yen Funding Agent, KRW funding agent, and a Yen L/C issuer, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as global documentation agents, and the other lenders party thereto Banc of America Securities LLC and ABN AMRO Bank N.V., as global joint lead arrangers and global joint book runners (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on October 12, 2005).
10.17	—	First Amendment to the Amended and Restated Special Equity Agreement dated as of March 5, 2003 by and between ProLogis and K. Dane Brooksher entered into as of September 22, 2005 (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on September 26, 2005).
10.18	—	First Amendment to the Special Equity Agreement dated as of March 5, 2003 by and between ProLogis and Irving F. Lyons III entered into as of September 22, 2005 (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on September 26, 2005).

Exhibit
Number		Description

10.19	—	Amendment, dated as of May 2, 2005, to Note Purchase Agreement among ProLogis (as successor by merger to Meridian Industrial Trust, Inc., a Maryland corporation) and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ’B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on May 2, 2005).
10.20	—	Forms of Executive Protection Agreements entered into between ProLogis and Jeffrey H. Schwartz and Walter C. Rakowich (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on March 21, 2005).
10.21	—	Forms of Executive Protection Agreements entered into between ProLogis and Robert J. Watson, Steven K. Meyer and Edward S. Nekritz (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on March 21, 2005).
10.22	—	Forms of Executive Protection Agreements entered into between ProLogis and M. Gordon Keiser, Jr., Paul C. Congelton, Masato Miki, Miki Yamada and Ming Z. Mei (incorporated by reference to Exhibit 10.3 to ProLogis’ Form 8-K filed on March 21, 2005).
10.23	—	First Amendment to Global Senior Credit Agreement, dated as of June 27, 2006, among ProLogis, certain of its subsidiaries, Bank of America, N.A., as Global Administrative Agent, Collateral Agent, U.S. Funding Agent, U.S. Swing Line Lender, and a U.S. L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Funding Agent and a Canadian L/C Issuer, ABN AMRO Bank N.V., as Global Syndication Agent, Euro Funding Agent, Euro Swing Line Lender, and a Euro L/C Issuer, Sumitomo Mitsui Banking Corporation, as a Global Documentation Agent, Yen Tranche Bookrunner, KRW Tranche Bookrunner, Yen Funding Agent, KRW Funding Agent, and a Yen L/C Issuer, Bank of America, N.A., acting through its Shanghai Brach, as RMB Funding Agent, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as Global Documentation Agents, the other lenders party thereto and Banc of America Securities LLC and ABN AMRO Bank N.V., as Global Joint Lead Arrangers and Global Joint Book Runners (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on July 3, 2006).
10.24	—	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on June 2, 2006)
10.25	—	Amended and Restated Employment Agreement, dated May 26, 2006, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on June 2, 2006).
10.26	—	Executive Protection Agreement, dated May 31, 2006, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on June 2, 2006).
10.27	—	Executive Protection Agreement, dated December 21, 2006, entered into between ProLogis and Dessa M. Bokides (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on December 22, 2006).
12.1	—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2	—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1	—	Subsidiaries of ProLogis.
23.1	—	Consent of KPMG LLP.
31.1	—	Certification of Chief Executive Officer.
31.2	—	Certification of Chief Financial Officer.

Exhibit
Number		Description

32.1	—	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Limited Liability Company Agreement of CSI/Frigo LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.5 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.2	—	Promissory Note from CSI/Frigo LLC dated January 5, 2001(incorporated by reference to exhibit 99.6 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.3	—	Promissory Note from K. Dane Brooksher dated July 18, 2000 to GoProLogis Incorporated (incorporated by reference to exhibit 99.8 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.4	—	Option agreement dated July 18, 2000 among GoProLogis Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.9 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.5	—	Promissory Note from K. Dane Brooksher dated September 20, 2000 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.6	—	Promissory Note from K. Dane Brooksher dated January 4, 2001 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.11 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.7	—	Option Agreement dated September 20, 2000 among ProLogis Broadband(1) Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.12 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.8	—	Purchase and Sale Agreement dated October 23, 2002, between CSI/Frigo LLC and ProLogis (incorporated by reference to exhibit 99.14 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.9	—	Promissory Note from CSI/Frigo LLC dated October 23, 2002 (incorporated by reference to exhibit 99.15 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.10	—	Registration Rights Agreement dated February 9, 2007, between ProLogis and each of the parties identified therein.

*	Management Contract or Compensatory Plan or Arrangement