Form 10-Q
period 2007-03-31
PROLOGIS
filed 2007-05-09
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 01-12846
PROLOGIS
(Exact name of registrant as specified in its charter)

Maryland	74-2604728
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4545 Airport Way, Denver, Colorado	80239
(Address or principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common shares as of May 2, 2007 was 256,595,666.

PROLOGIS
INDEX

		Page
		Number(s)
PART I. Financial Information
Item 1.	Financial Statements:
	Consolidated Statements of Earnings and Comprehensive Income – Three Months ended March 31, 2007 and 2006	3
	Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	5
	Consolidated Statements of Cash Flows – Three Months ended March 31, 2007 and 2006	6
	Notes to Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	24
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II. Other Information
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	42
Form of 2.25% Convertible Notes Due 2037
Computation of Ratio of Earnings to Fixed Charges
Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends
KPMG LLP Awareness Letter
Certification of CEO
Certification of CFO
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$259,409	$220,482
CDFS disposition proceeds	669,938	305,010
Property management and other fees and incentives	21,647	38,568
Development management and other income	7,439	4,168

Total revenues	958,433	568,228

Expenses:
Rental expenses	66,325	58,425
Cost of CDFS dispositions	438,991	238,286
General and administrative	50,142	33,788
Depreciation and amortization	78,823	70,879
Merger integration and relocation expenses	—	2,372
Other expenses	2,866	2,526

Total expenses	637,147	406,276

Operating income	321,286	161,952

Other income (expense):
Earnings from unconsolidated property funds	18,964	56,445
Earnings from CDFS joint ventures and other unconsolidated investees	544	3,517
Interest expense	(88,651)	(70,853)
Interest income on notes receivable	3,266	5,036
Interest and other income, net	7,908	4,574

Total other income (expense)	(57,969)	(1,281)

Earnings before minority interest	263,317	160,671
Minority interest	(173)	(1,125)

Earnings before certain net gains	263,144	159,546
Gains recognized on dispositions of certain non-CDFS business assets	—	13,709
Foreign currency exchange expenses and losses, net	(13,552)	(1,322)

Earnings before income taxes	249,592	171,933

Income taxes:
Current income tax expense	18,100	13,197
Deferred income tax expense	3,321	169

Total income taxes	21,421	13,366

Earnings from continuing operations	228,171	158,567
(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Discontinued operations:
Income attributable to disposed properties and assets held for sale	969	9,499
Gains recognized on dispositions:
Non-CDFS business assets	4,964	16,428
CDFS business assets	8,341	5,019

Total discontinued operations	14,274	30,946

Net earnings	242,445	189,513
Less preferred share dividends	6,354	6,354

Net earnings attributable to common shares	236,091	183,159
Other comprehensive income items:
Foreign currency translation gains (losses)	(375)	(4,473)
Unrealized losses on derivative contracts, net	(1,435)	(420)

Comprehensive income	$234,281	$178,266

Weighted average common shares outstanding — Basic	254,253	244,282

Weighted average common shares outstanding — Diluted	265,019	255,146

Net earnings per share attributable to common shares — Basic:
Continuing operations	$0.87	$0.62
Discontinued operations	0.06	0.13

Net earnings per share attributable to common shares — Basic	$0.93	$0.75

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$0.84	$0.60
Discontinued operations	0.05	0.12

Net earnings per share attributable to common shares — Diluted	$0.89	$0.72

Distributions per common share	$0.46	$0.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Real estate	$14,948,957	$13,953,999
Less accumulated depreciation	1,322,497	1,280,206

	13,626,460	12,673,793
Investments in and advances to unconsolidated investees	1,552,838	1,299,697
Cash and cash equivalents	554,507	475,791
Accounts and notes receivable	338,181	439,791
Other assets	1,315,295	957,295
Discontinued operations — assets held for sale	74,076	57,158

Total assets	$17,461,357	$15,903,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$9,333,443	$8,386,886
Accounts payable and accrued expenses	584,926	518,651
Other liabilities	617,734	546,129
Discontinued operations — assets held for sale	971	1,012

Total liabilities	10,537,074	9,452,678

Minority interest	62,100	52,268

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2007 and December 31, 2006	125,000	125,000
Common Shares; $0.01 par value; 256,510 shares issued and outstanding at March 31, 2007 and 250,912 shares issued and outstanding at December 31, 2006	2,565	2,509
Additional paid-in capital	6,356,420	6,000,119
Accumulated other comprehensive income	215,112	216,922
Distributions in excess of net earnings	(61,914)	(170,971)

Total shareholders’ equity	6,862,183	6,398,579

Total liabilities and shareholders’ equity	$17,461,357	$15,903,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net earnings	$242,445	$189,513
Minority interest share in earnings	173	1,125
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(13,168)	(8,822)
Cost of share-based compensation awards	8,909	4,162
Depreciation and amortization	79,696	74,829
Amortization of deferred loan costs and net premium on debt	(666)	(2,226)
Gains recognized on dispositions of non-CDFS business assets	(4,964)	(30,137)
Equity in earnings from unconsolidated investees	(19,508)	(59,962)
Distributions from and changes in operating receivables of unconsolidated investees	10,736	29,084
Adjustments to foreign currency exchange amounts recognized	7,572	1,811
Deferred income tax expense	3,321	169
Increase in accounts receivable and other assets	(82,190)	(62,379)
Increase in accounts payable and accrued expenses and other liabilities	60,535	24,924

Net cash provided by operating activities	292,891	162,091

Investing activities:
Real estate investments	(1,071,178)	(870,461)
Purchase of ownership interests in property funds	—	(259,248)
Cash paid in the Parkridge acquisition, net of cash acquired	(708,085)	—
Tenant improvements and lease commissions on previously leased space	(15,724)	(18,407)
Recurring capital expenditures	(8,123)	(4,460)
Proceeds from dispositions of real estate assets	760,531	540,936
Advances on notes receivable	(17,245)	—
Proceeds from repayment of notes receivable	53,623	36,855
Investments in unconsolidated investees	(32,940)	(110,661)
Return of investment from unconsolidated investees	26,231	8,473

Net cash used in investing activities	(1,012,910)	(676,973)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	13,463	13,233
Distributions paid on common shares	(117,763)	(97,672)
Minority interest distributions	(2,358)	(6,231)
Dividends paid on preferred shares	(6,354)	(6,354)
Debt and equity issuance costs paid	(7,329)	(5,377)
Net payments on lines of credit	(747,233)	(148,589)
Proceeds from issuance of senior notes, secured and unsecured debt `	600,110	844,428
Proceeds from issuance of convertible senior notes `	1,228,125	—
Payments on senior notes, secured debt and assessment bonds	(164,244)	(29,108)

Net cash provided by financing activities	796,417	564,330

Effect of exchange rate changes on cash	2,318	847
Net increase in cash and cash equivalents	78,716	50,295
Cash and cash equivalents, beginning of period	475,791	203,800

Cash and cash equivalents, end of period	$554,507	$254,095

See Note 13 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     Business. ProLogis, collectively with our consolidated subsidiaries (we, our, us, the Company or ProLogis), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations, (ii) fund management; and (iii) CDFS business. Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our fund management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. See Note 12 for further discussion of our business segments.
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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2007 and our results of operations and cash flows for the three months ended March 31, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2006 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
     Certain amounts included in the accompanying Consolidated Financial Statements for 2006 have been reclassified to conform to the 2007 financial statement presentation.
     Adoption of New Accounting Pronouncements. In July 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were effective for our fiscal year beginning January 1, 2007 and was applied to all tax positions upon initial adoption. Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 is to be reported as an adjustment to the opening balance of retained earnings for the year of adoption. We adopted the provisions of FIN 48 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 5 for more detail.
     Recent Accounting Pronouncements. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are currently evaluating the impact, if any, of the provisions of SFAS 159 on our financial position and results of operations.
2. Mergers and Acquisitions:
     In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European developer. The total purchase price was $1.3 billion, which was financed with $740.5 million in cash, the issuance of 4.8 million common shares (valued for accounting purposes at $71.01 per share for a total of $339.5 million) and the assumption of $178.9 million in debt and other liabilities. The assumption of debt includes $113.0 million of loans made to certain affiliates of Parkridge in November 2006, which were included in accounts and notes receivable in our Consolidated Balance Sheet at December 31, 2006. The cash portion of the acquisition was funded with borrowings under our global senior credit facility (“Global Line”) and a new $600.0 million senior credit facility (see Note 10 for detail on the new credit facility).
     The acquisition included 6.3 million square feet of operating distribution properties, including 0.7 million square feet of developments under construction, and 706 acres of land, primarily in Central Europe and the United Kingdom. We allocated the purchase price based on estimated fair values and recorded approximately $721.2 million of real estate assets, $193.5 million in investments in CDFS joint ventures and other unconsolidated investees, $54.0 million of cash and other tangible assets and $290.2 million of goodwill and other intangible assets. The allocation of the purchase price was based upon preliminary estimates and assumptions and, accordingly, these allocations are subject to revision when final information is available. Revisions to the fair value allocations, which may be significant, will be recorded as adjustments to the purchase price allocations in subsequent periods and should not have a significant impact on our overall financial position or results of operations. The Parkridge acquisition would not have had a material impact on our consolidated results of operations for the three months ended March 31, 2007 and 2006, and as such, we have not presented any pro forma financial information.
     We may be required to make additional payments to the selling shareholders over the next several years (primarily through the issuance of our common shares) of up to £52.3 million (the currency equivalent of $102.8 million at March 31, 2007) upon the successful completion of pending land entitlements or achievement of certain incremental development profit targets.
3. Unconsolidated Investees:
Summary of Investments
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	March 31,	December 31,
	2007	2006
Property funds	$1,048,316	$981,840
CDFS joint ventures and other unconsolidated investees	504,522	317,857

Totals	$1,552,838	$1,299,697

Property Funds
     We recognize earnings or losses from our investments in unconsolidated property funds consisting of our proportionate share of the net earnings or losses of the property funds, including interest income on advances made to these investees, if any. In addition, we earn fees for providing services to the property funds. The amounts we have recognized from our investments in property funds are summarized as follows (in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Earnings from unconsolidated property funds:
North America	$5,952	$42,482
Europe	8,070	11,199
Asia	4,942	2,764

Total earnings from unconsolidated property funds	$18,964	$56,445

Property management and other fees and incentives:
North America	$9,891	$28,629
Europe	9,631	7,399
Asia	2,125	2,540

Total property management and other fees and incentives	$21,647	$38,568

     Contributions of developed properties to a property fund allow us to realize a portion of the profits from our development activities while at the same time allowing us to maintain a long-term ownership interest in our developed properties. This business strategy also provides liquidity to fund our future development activities and enhances future fee income. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We generally receive additional ownership interests in the property funds as part of the proceeds generated by the contributions of properties to maintain our ownership interest. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager, and may earn additional fees and incentives by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.
     On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”) from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), which was formed in February 2006 (see below). In connection with these transactions, we recognized the following amounts in the respective financial statement line items for the three months ended March 31, 2006, after deferral of $17.9 million due to our then 20% ownership interest in the North American Industrial Fund (in thousands):

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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	March 31,	December 31,	March 31,	December 31,
Property Fund	2007	2006	2007	2006
ProLogis California	50.0%	50.0%	$111,529	$112,915
ProLogis North American Properties Fund I	41.3%	41.3%	30,774	30,902
ProLogis North American Properties Fund V (1)	11.3%	11.3%	55,979	53,331
ProLogis North American Properties Fund VI	20.0%	20.0%	38,666	39,149
ProLogis North American Properties Fund VII	20.0%	20.0%	31,672	31,816
ProLogis North American Properties Fund VIII	20.0%	20.0%	15,532	15,397
ProLogis North American Properties Fund IX	20.0%	20.0%	14,287	14,076
ProLogis North American Properties Fund X	20.0%	20.0%	15,858	15,399
ProLogis North American Properties Fund XI	20.0%	20.0%	31,351	31,871
ProLogis North American Industrial Fund (2)	20.8%	20.0%	78,176	72,053
ProLogis European Properties (“PEPR”) (3)	24.7%	24.0%	457,557	430,761
ProLogis Japan Properties Fund I	20.0%	20.0%	90,914	87,705
ProLogis Japan Properties Fund II (4)	20.0%	20.0%	76,021	46,465

Totals			$1,048,316	$981,840

(1)	We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Properties Fund V. Our ownership percentage is based on our ownership interests in these different entities. On April 16, 2007, we entered into an agreement relating to the proposed acquisition of all of the units in Macquarie ProLogis Trust (“MPR”), which owns the remaining interest in ProLogis North American Properties Fund V. See Note 15 for additional information.

(2)	In February 2006, we formed the North American Industrial Fund. We refer to the combined entities in which we have ownership interests as one property fund named North American Industrial Fund. Our ownership percentage is based on our ownership interests in these different entities. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund, subject to the property meeting certain leasing and other criteria. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $1.1 billion was unfunded at March 31, 2007. During the three months ended March 31, 2007, we contributed six buildings for aggregate proceeds of $102.5 million to the North American Industrial Fund.

(3)	In September 2006, ProLogis European Properties (“PEPR”) completed an initial public offering (“IPO”) on the Euronext Amsterdam stock exchange in which the selling unitholders offered 49.8 million ordinary units. In connection with the IPO, we entered into a property contribution agreement under which we were committed to offer to contribute certain stabilized properties to PEPR having an aggregate contribution value of €200 million. During the three months ended March 31, 2007, we contributed 15 properties to PEPR. At March 31, 2007, we had one remaining property to be contributed to PEPR under this commitment.

(4)	We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008 to ProLogis Japan Properties Fund II, subject to the property meeting certain leasing and other criteria. During the three months ended March 31, 2007, we contributed two properties to this property fund for aggregate proceeds of $227.8 million. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $303.9 million was unfunded at March 31, 2007.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2007
	North
	America	Europe	Asia	Total
For the three months ended March 31, 2007:
Revenues	$138.2	$110.3	$34.1	$282.6
Net earnings	$17.8	$30.7	$21.7	$70.2
As of March 31, 2007:
Total assets	$5,539.7	$5,096.4	$2,282.8	$12,918.9
Amounts due to us	$8.7	$17.3	$80.6	$106.6
Third party debt (1)	$3,171.5	$2,826.6	$1,017.1	$7,015.2
Total liabilities	$3,394.7	$3,177.3	$1,188.3	$7,760.3
Equity	$2,131.2	$1,910.5	$1,094.5	$5,136.2
Our weighted average ownership (2)	23.1%	24.7%	20.0%	23.2%
Our investment balance (3)	$423.8	$457.6	$166.9	$1,048.3
Deferred proceeds, net of amortization (4)	$118.6	$140.1	$87.0	$345.7

	2006
	North
	America	Europe	Asia	Total
For the three months ended March 31, 2006:
Revenues	$111.0	$97.7	$24.9	$233.6
Net earnings (5)	$204.2	$50.7	$11.6	$266.5
As of December 31, 2006:
Total assets	$5,462.7	$4,856.0	$1,958.3	$12,277.0
Amounts due to us	$6.7	$14.0	$75.2	$95.9
Third party debt (1)	$3,113.8	$2,615.6	$904.2	$6,633.6
Total liabilities	$3,357.1	$2,968.0	$1,054.2	$7,379.3
Equity	$2,100.1	$1,881.4	$904.1	$4,885.6
Our weighted average ownership (2)	23.1%	24.0%	20.0%	23.0%
Our investment balance (3)	$416.8	$430.8	$134.2	$981.8
Deferred proceeds, net of amortization (4)	$112.8	$123.7	$66.2	$302.7

(1)	As of March 31, 2007, we had not guaranteed any of the third party debt of the property funds. As of December 31, 2006, we had guaranteed $15.0 million of the borrowings of ProLogis North American Properties Fund V, which were repaid in January 2007 with proceeds from the issuance of secured debt that we do not guarantee.

(2)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(3)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(4)	This amount is recorded as a reduction to our investment and represents the proceeds that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(5)	Included in net earnings for North America is $185.7 million representing the net gain recognized by Funds II-IV upon termination in the first quarter of 2006.
CDFS joint ventures and other unconsolidated investees
     At March 31, 2007, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and investments in other unconsolidated investees. The CDFS joint ventures include entities that develop and own distribution properties and also include entities that perform land, multi-use, retail and residential development activity. The other unconsolidated investees primarily include entities that own a hotel property and office properties.
     The amounts we have recognized as our proportionate share of the earnings (or losses) from our investments in CDFS joints ventures and other unconsolidated investees are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
North America	$1,849	$3,306
Europe	78	(172)
Asia	(1,383)	383

Total earnings from CDFS joint ventures and other unconsolidated investees	$544	$3,517

     Our investments in and advances to these entities are as follows (in thousands):

	March 31,	December 31,
	2007	2006
CDFS joint ventures:
North America	$78,232	$75,197
Europe (1)	192,258	8,499
Asia	128,522	119,614

Total CDFS joint ventures	399,012	203,310
Other unconsolidated investees	105,510	114,547

Total	$504,522	$317,857

(1)	In February 2007, in connection with the Parkridge acquisition, we made a 25% investment in a mixed-use and retail development business for $183.7 million (see Note 2).
4. Long-Term Compensation:
     We account for share based compensation in accordance with SFAS No. 123R, “Share Based Payment”, which we adopted January 1, 2006, utilizing the modified retrospective transition method. During the three months ended March 31, 2007 and 2006, we recognized $8.9 million and $4.2 million of compensation expense, respectively. This includes expense related to awards granted to our outside trustees and is net of $2.5 million and $1.5 million in 2007 and 2006, respectively, that was capitalized due to our development and leasing activities. The share based compensation expense recognized in 2007 also includes $4.2 million of expense related to accelerated vesting of share options and awards of employees who terminated employment with us in March 2007.
     Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. As of March 31, 2007, we have the following awards outstanding:
Share Options
     We have granted various share options to our employees and trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to employees since September 2006 have an exercise price equal to the closing market price of our common stock on the date at grant. Prior to September 2006, the exercise price was based on the average of the high and low prices on the date of grant. Share

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
options granted to our outside trustees generally vest immediately. Share options are valued at grant date using a Black-Scholes pricing model and compensation expense is recognized over the vesting period.
Full Value Awards
Restricted Share Units
     Restricted share units (“RSUs”), are granted at a rate of one common share per RSU to our employees. The RSUs are valued based upon the market price of a common share on grant date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which generally is four or five years. In addition, annually we issue fully vested deferred share units to our trustees, which are expensed at the time of grant.
Contingent Performance Shares and Performance Share Awards
     Certain employees are granted contingent performance shares (“CPSs”) and performance share awards (“PSAs”). The CPSs are earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trusts’ (“NAREIT’s”) published index. These CPSs generally vest over a three-year period and the recipient must continue to be employed by us until the end of the vesting period. The amount of CPSs to be issued will be based on our ranking at the end of the three-year performance period, and may range from zero to twice the targeted award, or a maximum of 568,000 shares at March 31, 2007. For purposes of calculating compensation expense, we consider the CPSs to have a market condition and therefore we have estimated the grant date fair value of the CPSs using a pricing valuation model. We recognize the value of the CPSs granted as compensation expense utilizing the grant date fair value and the target shares over the vesting period.
     There were grants of PSAs through December 31, 2005 based on performance criteria, established in advance, for each employee eligible for the grant. If a PSA is earned based on the performance criteria, the recipient must continue to be employed by us until the end of the vesting period before any portion of the grant is vested, generally two years. The PSAs are valued based upon the market price of a common share on grant date. We recognize the value of the PSAs granted as compensation expense over the vesting period.
     These full value awards carry no voting rights during the vesting period, but do earn DEUs that are vested according to the underlying award. We account for DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.
Summary of Activity
     The activity for the three months ended March 31, 2007, with respect to our share options, is as follows.

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2006	8,464,053	$32.50
Exercised	(490,822)	$24.97
Forfeited	(53,333)	$47.01

Balance at March 31, 2007	7,919,898	$32.87	5,093,798

     The activity for the three months ended March 31, 2007, with respect to our full value awards, is as follows:

		Weighted
		Average	Number of
	Number of	Original	Shares
	Shares	Value	Vested
Balance at December 31, 2006	2,264,876
Granted	10,301
Exercised	(310,187)
Forfeited	(9,317)

Balance at March 31, 2007	1,955,673	$45.26	538,209

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
5. Income Taxes:
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. We have elected taxable REIT subsidiary (“TRS”) status for certain of our consolidated subsidiaries, which operate primarily in the CDFS business segment. This enables us to provide services and enter into certain other types of transactions that would otherwise be considered impermissible for REITs. We recognize current income tax expense for the federal and state income taxes incurred by our TRSs and we are taxed in certain states in which we operate. In addition, many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, we recognize income taxes for these jurisdictions, as appropriate. We also include interest and penalties, if any, associated with our unrecognized tax benefit liabilities in current income tax expense. During the three months ended March 31, 2007 and 2006, cash paid for income taxes was $5.4 million and $13.7 million, respectively.
     Deferred income tax expense is a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to certain contributions to property funds.
     For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our TRSs, we recognized the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases that result from a change in circumstances in the deferred income tax liability recorded in connection with these acquisitions will be reflected as an adjustment to goodwill. During the three months ended March 31, 2007, we reduced deferred tax liabilities and goodwill by $16.3 million.
     The statute of limitations for our tax returns is generally three years, with our major tax jurisdictions being the United States, Luxembourg and the United Kingdom. As such, our tax returns that remain subject to examination are primarily from 2003 and thereafter, except for Catellus Development Corporation (“Catellus”) that we acquired in 2005. Certain 1999 and later federal and state income tax returns of Catellus are still open for audit or are currently under audit by the Internal Revenue Service (“IRS”) and various state taxing authorities.
     As discussed in Note 1, we adopted the provisions of FIN 48 on January 1, 2007 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. The unrecognized tax benefit liability of $176.6 million and $163.4 million, which included accrued interest of approximately $52.8 million and $45.2 million, at March 31, 2007 and December 31, 2006, respectively, principally includes estimated federal and state income tax liabilities associated with acquired companies. Any increases or decreases in the liabilities for unrecognized tax benefits associated with the potential income taxes related to an acquired company will be reflected as an adjustment to goodwill recorded as part of the transaction.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
sheet and depreciation and amortization is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets.
     The operations of the properties disposed of to third parties during 2007 and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Earnings and Comprehensive Income for all periods presented. In addition, the operations of 89 properties disposed of during 2006 (15 of which were CDFS business assets) are presented as discontinued operations for the three months ended March 31, 2006. At March 31, 2007 and December 31, 2006, we had 24 and 8 properties, respectively, that were classified as held for sale and accordingly, the respective assets and liabilities are presented separately in our Consolidated Balance Sheets. The operations of the properties held for sale at March 31, 2007 are included in discontinued operations for all periods presented in our Consolidated Statements of Earnings and Comprehensive Income. Interest expense included in discontinued operations represents interest directly attributable to these properties.
     Income attributable to discontinued operations is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Rental income	$2,892	$26,538
Rental expenses	(1,050)	(12,455)
Depreciation and amortization	(873)	(3,950)
Interest expense	—	(634)

Income attributable to disposed properties and assets held for sale	$969	$9,499

     The following information relates to properties disposed of to third parties, during the periods presented, and recorded as discontinued operations (in thousands, except number of properties):

	Three Months Ended
	March 31,
	2007	2006
Non-CDFS business assets:
Number of properties	7	29
Net proceeds from dispositions	$48,694	$137,747
Net gains from dispositions	$4,964	$16,428
CDFS business assets:
Number of properties (A)	1	2
Net proceeds from dispositions	$67,488	$47,765
Net gains from dispositions	$8,341	$5,019

(A)	During the three months ended March 31, 2007, we disposed of one land parcel that was subject to a ground lease.
7. Distributions and Dividends:
Common Share Distributions
     Cash distributions of $0.46 per common share for the first quarter of 2007 were paid on February 28, 2007 to holders of common shares of record on February 14, 2007. Quarterly common share distributions paid in 2007 are based on the annual distribution level for 2007 of $1.84 per common share (as compared to $1.60 per common share in 2006) set by our Board of Trustees (“Board”) in December 2006. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). For the first quarter of 2007, we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
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

	Three Months Ended
	March 31,
	2007	2006
Net earnings attributable to common shares	$236,091	$183,159
Minority interest (1)	988	1,125

Adjusted net earnings attributable to common shares	$237,079	$184,284

Weighted average common shares outstanding — Basic	254,253	244,282
Incremental weighted average effect of conversion of limited partnership units	5,140	5,363
Incremental weighted average effect of potentially dilutive instruments (2)	5,626	5,501

Weighted average common shares outstanding — Diluted	265,019	255,146

Net earnings per share attributable to common shares — Basic	$0.93	$0.75

Net earnings per share attributable to common shares — Diluted	$0.89	$0.72

(1)	Includes only the minority interest related to the convertible limited partnership units.

(2)	Total weighted average potentially dilutive instruments outstanding (in thousands) were 10,834 and 11,116 for the three months ended March 31, 2007 and 2006, respectively. Substantially all were dilutive for both periods.
9. Real Estate:
     Real estate assets owned directly by us primarily consist of income producing properties, properties under development and land held for future development. Our real estate assets, presented at cost, include the following (in thousands):

	March 31,	December 31,
	2007	2006
Distribution operating properties (1):
Improved land	$2,312,781	$2,227,953
Buildings and improvements	8,749,731	8,195,296
Retail operating properties (2):
Improved land	79,916	77,808
Buildings and improvements	230,350	227,380
Land subject to ground leases and other	441,814	472,412
Properties under development, including cost of land (3)	1,021,613	964,842
Land held for development (4)	1,792,273	1,397,081
Other investments (5)	320,479	391,227

Total real estate assets	14,948,957	13,953,999
Less accumulated depreciation	1,322,497	1,280,206

Net real estate assets	$13,626,460	$12,673,793

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	At March 31, 2007 and December 31, 2006, we had 1,464 and 1,446 distribution properties consisting of 209.2 million square feet and 203.6 million square feet, respectively.

(2)	At March 31, 2007 and December 31, 2006, we had 29 and 27 retail operating properties consisting of 1.2 million square feet and 1.1 million square feet, respectively.

(3)	Properties under development consisted of 129 properties aggregating 32.6 million square feet at March 31, 2007 and 114 properties aggregating 30.0 million square feet at December 31, 2006. Our total expected investment upon completion of the properties under development at March 31, 2007 was approximately $2.4 billion.

(4)	Land held for development consisted of 7,715 acres and 6,204 acres at March 31, 2007 and December 31, 2006, respectively.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.
     We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, South Korea and Singapore).
     During the three months ended March 31, 2007, we acquired 13 distribution properties aggregating 2.1 million square feet with a combined purchase price of $153.6 million, excluding the properties acquired in the Parkridge acquisition discussed in Note 2. During the three months ended March 31, 2006, we acquired seven distribution properties aggregating 1.5 million square feet with a combined purchase price of $100.3 million.
     For our direct-owned properties, the largest customer and the 25 largest customers accounted for 2.6% and 20.2%, respectively, of our annualized collected base rents at March 31, 2007.
10. Debt:
     Our debt consisted of the following (dollars in thousands):

	March 31, 2007		December 31, 2006
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Global Line	3.16%	$1,719,112	3.56%	$2,462,796
Senior notes and other unsecured debt	5.56%	4,907,731	5.51%	4,445,092
Secured debt	6.50%	1,444,623	6.66%	1,445,021
Convertible senior notes	2.25%	1,228,174	—	—
Assessment bonds	3.83%	33,803	3.85%	33,977

Totals	4.82%	$9,333,443	5.13%	$8,386,886

     Our Global Line fluctuates in U.S. dollars based on the underlying currencies and has a total commitment of $3.5 billion at March 31, 2007. The funds may be drawn under the Global Line in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The weighted average interest rate represents the weighted average interest rates using local currency rates on borrowings outstanding at the end of the period. In addition, we also have other credit facilities with total commitments of $69.0 million at March 31, 2007.
     In February 2007 in connection with the Parkridge acquisition, as discussed in Note 2, we entered into a new $600.0 million multi-currency senior credit facility. This facility fluctuates in U.S. dollars based on the underlying currencies and the funds may be drawn in U.S. dollar, euro, Japanese yen and British pound sterling. The outstanding balance is

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
included in senior notes and other unsecured debt above. This debt bears interest at a variable rate based on LIBOR plus a margin and matures in October 2009. This debt can be repaid at our option prior to maturity. The facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility.
     On March 26, 2007, in a private placement, we issued $1.25 billion aggregate principal amount of 2.25% convertible senior notes due 2037, including the exercise of an over-allotment option (“Convertible Notes”). The aggregate net proceeds from this offering, after underwriters’ discounts, were approximately $1.23 billion. We used the net proceeds of the offering to repay a portion of the outstanding balance under our Global Line and for general corporate purposes.
     The Convertible Notes are senior unsecured obligations of ProLogis and are convertible, under certain circumstances, for cash, ProLogis common shares or a combination of cash and ProLogis common shares, at our option, at a conversion rate of 13.0576 shares per $1,000 of principal amount of the notes. The initial conversion price of $76.58 represents a premium of 20% over the March 20, 2007 closing price of $63.82 for our common shares. The notes are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the notes have the right to require us to repurchase their notes every five years beginning in 2012, and at any time prior to their maturity upon certain limited circumstances.
     We intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. In the event that we determine that we will share settle the principal portion of the debt, we will assume the conversion of the debt in our computation of diluted earnings per share, which will result in an adjustment to interest expense and 16.3 million of potentially dilutive shares. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. When the Conversion Spread becomes dilutive to our earnings per share, (i.e. when our share price exceeds $76.58) we will include the shares in our computation of diluted earnings per share. The conversion option associated with the notes, when analyzed as a free standing instrument, meets the criteria to be classified as equity under the Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock”, as outlined in paragraphs 12-32, and therefore, we have accounted for the debt as a single instrument and not bifurcated the derivative instrument.
11. Shareholders’ Equity:
     During the three months ended March 31, 2007, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment and share purchase plan	17	$1,005
Long-term incentive plans	801	$12,458
     In February 2007, we issued 4.8 million common shares in connection with the Parkridge acquisition, see Note 2.
12. Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. All of the costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (properties are located in the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Sweden and the United Kingdom and are generally pending contribution to a property fund or sale to a third party) and Asia (properties are located in China, Japan, South Korea, and Singapore and in general will be contributed to a property fund or sold to a third party).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
•	Fund management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise to efficiently manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom), and Asia (Japan).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to being contributed to a property fund. We engage in mixed-use development activities generally with the intention of selling the land or completed projects to third parties. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains on the disposition of land parcels, including land subject to ground leases. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and South Korea).
     The assets of the CDFS business segment generally include our properties under development, land held for development and investments in and advances to CDFS joint ventures. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain is included in the income of the CDFS business segment. The assets of the fund management segment include our investments in and advances to the unconsolidated property funds.
     We present the operations and net gains associated with properties sold to third parties generally as discontinued operations. In addition, as of March 31, 2007, we had 24 properties classified as assets held for sale, whose operations are included in discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 6.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Property operations (1):
North America	$210,908	$201,016
Europe	23,709	8,240
Asia	15,485	2,590

Total property operations segment	250,102	211,846

Fund management (2):
North America	15,843	71,111
Europe	17,701	18,598
Asia	7,067	5,304

Total fund management segment	40,611	95,013

CDFS business (3):
North America	126,711	103,619
Europe	273,444	152,027
Asia	280,100	61,624

Total CDFS business segment	680,255	317,270

Total segment revenues	970,968	624,129
Other – North America	9,307	8,636
Reconciling item (4)	(21,842)	(64,537)

Total revenues	$958,433	$568,228

Net operating income:
Property operations (5):
North America	$155,372	$149,147
Europe	18,264	5,706
Asia	13,026	2,167

Total property operations segment	186,662	157,020

Fund management (2):
North America	15,843	71,111
Europe	17,701	18,598
Asia	7,067	5,304

Total fund management segment	40,611	95,013

CDFS business (6):
North America	36,078	34,810
Europe	76,611	32,113
Asia	125,824	9,650

Total CDFS business segment	238,513	76,573

Total segment net operating income	465,786	328,606
Other – North America	6,422	5,037
Reconciling items:
Earnings from other unconsolidated investees	932	461
General and administrative expenses	(50,142)	(33,788)
Depreciation and amortization expense	(78,823)	(70,879)
Merger integration and relocation expenses	—	(2,372)
Other expenses	(115)	(115)
Interest expense	(88,651)	(70,853)
Interest and other income, net	7,908	4,574

Total reconciling items	(208,891)	(172,972)

Total earnings before minority interest	$263,317	$160,671

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	March 31,	December 31,
	2007	2006
Assets:
Property operations (7):
North America	$7,993,574	$7,960,432
Europe	1,796,607	1,295,207
Asia	673,328	633,623

Total property operations segment	10,463,509	9,889,262

Fund management:
North America	423,824	416,909
Europe	457,557	430,761
Asia	166,935	134,170

Total fund management segment	1,048,316	981,840

CDFS business:
North America	1,342,393	1,312,883
Europe	2,331,836	1,456,064
Asia	869,053	802,464

Total CDFS business segment	4,543,282	3,571,411

Total segment assets	16,055,107	14,442,513

Other – North America	462,088	488,987
Reconciling items:
Investments in and advances to other unconsolidated investees	105,510	114,547
Cash and cash equivalents	554,507	475,791
Accounts receivable	23,303	129,880
Other assets	186,766	194,649
Discontinued operations – assets held for sale	74,076	57,158

Total reconciling items	944,162	972,025

Total assets	$17,461,357	$15,903,525

(1)	Includes rental income of our distribution and retail properties.

(2)	Includes fund management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds along with interest earned on advances to the property funds, if any. See Note 3 for further information.

(3)	Includes proceeds from CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of the earnings or losses recognized under the equity method from our investments in CDFS joint ventures.

(4)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired or developed.

(7)	Includes properties that were developed or acquired in the CDFS business segment that have not yet been contributed or sold of $3.3 billion and $3.1 billion as of March 31, 2007 and December 31, 2006, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
13. Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the three months ended March 31, 2007 and 2006 are as follows:
•	We received $70.3 million and $35.4 million of equity interests in unconsolidated property funds from the contribution of properties to these property funds during the three months ended March 31, 2007 and 2006, respectively.

•	We capitalized portions of the total cost of our share-based compensation awards of $2.5 million and $1.5 million to the investment basis of our real estate and other assets during the three months ended March 31, 2007, and 2006, respectively.

•	We assumed $16.0 million of secured debt during the three months ended March 31, 2007 in connection with the acquisition of properties.

•	As partial consideration for properties we contributed in March 2006 to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 3 for further discussion of this transaction.

•	In connection with the purchase in January 2006 of the 80% ownership interests from our fund partner in Funds II-IV, we assumed $418.0 million of secured debt. See Note 3 for further discussion of this transaction.

•	As partial consideration for certain property contributions, we received $1.9 million in the form of notes receivable from ProLogis North American Properties Fund V during the three months ended March 31, 2006 (all of which was repaid in 2006).

•	During the three months ended March 31, 2007, we recognized $11.9 million of minority interest liabilities on investments in entities in which we consolidate and own less than 100%.

•	We recognized net foreign currency translation losses of $8.4 million and $7.1 million during the three months ended March 31, 2007 and 2006, respectively.
     The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2007 and 2006 was $53.8 million and $57.6 million, respectively.
     See also the discussion of the Parkridge Acquisition in Note 2 and the discussion of FIN48 and other income tax matters in Note 5.
14. Derivative Financial Instruments:
     We use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     The following table summarizes the activity in our derivative instruments (in millions):

	For the Three Months Ended
	March 31,
	2007			2006
	Foreign	Foreign		Foreign	Foreign	Interest
	Currency	Currency	Interest	Currency	Currency	Rate
	Put Options (1)	Forwards (2)	Rate Swaps (3)	Put Options (1)	Forwards (2)	Swaps (3)
Notional amount at January 1,	$54.7	$661.0	$—	$—	$—	$—
New contracts	—	1,306.7	500.0	99.7	—	—
Matured or expired contracts	(29.9)	(162.0)	(500.0)	(19.1)	—	—

Notional amounts at March 31,	$24.8	$1,805.7	$—	$80.6	$—	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. These contracts do not qualify for hedge accounting treatment and are marked-to-market through results of operations at the end of each period. We recognized a net loss of $0.1 million in earnings for both the three months ended March 31, 2007 and 2006.

(2)	The foreign currency forward contracts are designed to manage the foreign currency fluctuations of intercompany loans. These contracts allow us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. These contracts are not designated as hedges, are marked-to-market through earnings and are substantially offset by the remeasurement gains and losses recognized on the intercompany loans over the term of the loan. During the three months ended March 31, 2007, we recognized a net loss of $2.8 million in earnings.

(3)	During 2007, we entered into several contracts with an aggregate notional amount of $500.0 million associated with an anticipated debt issuance. All of these contracts were designated as cash flow hedges and qualified for hedge accounting treatment, which allowed us to fix a portion of the interest rate associated with the anticipated issuance of senior notes (see Note 10). In March 2007, we unwound the contracts, recognized a decrease in value of $1.4 million associated with these contracts in other comprehensive income and began amortizing as an increase to interest expense as interest payments are made on the senior notes.
15. Subsequent Event:
     On April 16, 2007, we entered into an agreement relating to a proposed acquisition of all of the units in MPR, an Australian listed property trust that has an 88.7% ownership interest in ProLogis North American Properties Fund V. The completion of the transaction is subject to a number of conditions, including the approval of MPR unitholders. The estimated time frame for the formal vote of the unitholders is late June or early July 2007. If approved and completed, based on the offer price of A$1.43 (approximately $1.20) per outstanding unit, the cash consideration is A$1.2 billion (or approximately $1.0 billion). The total consideration, including assumed debt and transaction costs, is estimated to be approximately $1.9 billion. We have obtained a commitment from a bank to provide financing of the cash portion of the proposed acquisition. Upon completion of this transaction, we will own 100% of ProLogis North American Properties Fund V (see Note 3).

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of March 31, 2007, and the related consolidated statements of earnings and comprehensive income for the three-month periods ended March 31, 2007 and 2006 and the related consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of ProLogis’ management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2006, and the related Consolidated Statements of Earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
May 9, 2007

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2006 Annual Report on Form 10-K.
     Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of developed properties, general conditions in the geographic areas where we operate and the availability of capital in existing or new property funds – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates; (ii) changes in financial markets, interest rates and foreign currency exchanges rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions; (v) maintenance of real estate investment trust (“REIT”) status; (vi) availability of financing and capital; (vii) changes in demand for developed properties; and (viii) those additional factors discussed in “Item 1A. Risk Factors” of our 2006 Annual Report on Form 10-K. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
     Management’s Overview
     We are a self-administered and self-managed REIT that operates a global network of real estate properties, primarily industrial distribution properties. The primary business drivers across the globe continue to be the need for greater distribution network efficiency and the growing focus on global trade. Our focus on our customers’ expanding needs has enabled us to become the world’s largest owner, manager and developer of industrial distribution properties.
     Our business is organized into three reportable business segments: (i) property operations; (ii) fund management; and (iii) CDFS business. Our property operations segment represents the direct long-term ownership of distribution and retail properties. Our fund management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are rehabilitated and/or repositioned, and subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties.
     We generate and seek to increase revenues, earnings, funds from operations (“FFO”), as defined below, and cash flows through our segments primarily as follows:
•	Property Operations Segment — We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in the distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through the selective acquisition of properties and increases in occupancy rates and rental rates in our existing properties. Our strategy is to achieve these increases in occupancy and rental rates primarily through continued focus on our customers’ global needs for distribution space on the three continents in which we operate and use of the ProLogis Operating System®.

•	Fund Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds in this segment. We earn fees for services provided to the property funds, such as property management, asset management, acquisition, financing and development fees. We may earn incentives based on the return provided to the fund partners. We expect growth in income recognized to come from newly created property funds and growth in existing property funds. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to the leasing and property management efforts from our property operations segment.

•	CDFS Business Segment — We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we provide on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions; (iii) recognize net gains from the disposition of land parcels, including land subject to ground leases; and (iv) recognize our proportionate share of the earnings or losses generated by development joint ventures in which we have an investment. We expect increases in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and other mixed-use development activities for development management fees and sales to third parties.
Summary of the three months ended March 31, 2007
     The fundamentals of our business continued to be strong in 2007. We increased our net operating income from our property operations segment to $186.7 million for the three months ended March 31, 2007 from $157.0 million from the same period in 2006. The increase was primarily a result of the growth in our direct-owned operating portfolio, as well as an increase in same store net operating income (as defined below) for these assets. Our direct-owned operating portfolio increased due to acquisitions and development of operating properties, offset partially by dispositions.
     Our net operating income from the fund management segment was $40.6 million for the three months ended March 31, 2007, compared to $95.0 million for the same period in 2006. In 2006, we recognized $59.1 million of earnings and incentives associated with the termination of three of the unconsolidated property funds as further discussed below. Excluding these items in 2006, net operating income from this segment increased $4.7 million, or 13.1%, due to an increase in the properties managed by us on behalf of the property funds.
     We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and CDFS joint ventures, to 403.4 million square feet at March 31, 2007 from 391.4 million square feet at December 31, 2006. Our stabilized leased percentage (as defined below) was 95.4% at March 31, 2007, compared with 95.3% at December 31, 2006. Our same store net operating income increased by 5.6% in the first three months of 2007 over the same period in 2006 and our same store average occupancy increased by 3.6% for the three months ended March 31, 2007, compared to the same period in 2006. Same store rental rates increased 6.9% in the first three months of 2007, compared to the same period of 2006.
     Net operating income of the CDFS business segment increased in the three months ended March 31, 2007 to $238.5 million, compared to $76.6 million for the same period in 2006, due primarily to increased levels of contributions brought about by increased development activity and higher gains on the sale of land parcels. During the three months ended March 31, 2007, we started development on projects with a total expected cost at completion of $598.3 million and completed development projects with a total expected cost of $515.0 million. We believe our strong development and leasing activity throughout 2006 and into 2007, along with the access to capital through the property funds, will continue to support increased contribution activity to the property funds.
Key Transactions during the three months ended March 31, 2007
•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European developer. The total purchase price was $1.3 billion and resulted in the addition of 6.3 million square feet of operating distribution properties, including 0.7 million square feet under development, and 706 acres of land for development in the United Kingdom and Central Europe (see Note 2 to our Consolidated Financial Statements in Item 1).

•	In March 2007, we issued $1.25 billion 2.25% convertible senior notes (including the exercise of an over-allotment option) due 2037 (see Note 10 to our Consolidated Financial Statements in Item 1).

•	In the first quarter of 2007, we generated net proceeds of $669.9 million and gains of $230.9 million from contributions of CDFS properties and sales of land, excluding discontinued operations. We disposed of seven CDFS and non-CDFS properties and one parcel of land subject to a ground lease to third parties, which are included in discontinued operations, generating net proceeds of $116.2 million and resulting in the recognition of $13.3 million of gains.

•	During the three months ended March 31, 2007, in addition to the Parkridge acquisition, we acquired 2.1 million square feet of operating properties with a total expected investment of $160.1 million, primarily for future contribution to a property fund or to be held for long-term investment.
Results of Operations
Three months ended March 31, 2007 and 2006
     Information for the three months ended March 31, regarding net earnings attributable to common shares was as follows:

	2007	2006
Net earnings attributable to common shares (in thousands)	$236,091	$183,159
Net earnings per share attributable to common shares — Basic	$0.93	$0.75
Net earnings per share attributable to common shares — Diluted	$0.89	$0.72
     The increase in net earnings in 2007 over 2006 is primarily due to increased gains on contributions of properties to property funds, improved property operating performance and increased gains on sales of land.
Portfolio Information
     In the discussion that follows, we present the results of operations by reportable business segment. See Note 12 to our Consolidated Financial Statements in Item 1 for further description of our segments. Our total operating portfolio of properties includes distribution and retail properties owned by us and distribution properties owned by the property funds and CDFS joint ventures. Our operating portfolio also includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party. The operating portfolio does not include properties under development or any other properties owned by the CDFS joint ventures, other than distribution properties, and was as follows (square feet in thousands):

	March 31, 2007		December 31, 2006		March 31, 2006
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations (1)	1,493	210,403	1,473	204,674	1,436	188,520
Fund management	865	187,249	843	181,273	780	166,869
CDFS business (2)	33	5,762	32	5,474	26	4,314

Totals	2,391	403,414	2,348	391,421	2,242	359,703

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet
March 31, 2007	220	50,118
December 31, 2006	205	49,792
March 31, 2006	131	33,217

(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).
     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 95.4% leased at March 31, 2007, 95.3% leased at December 31, 2006 and 95.2% leased at March 31, 2006. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.
Same Store Analysis
     We evaluate the operating performance of the properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly and indirectly, by the property funds and by the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for the full quarter in which it was disposed and the corresponding period of the prior year. The same store portfolio aggregated 341.7 million square feet at March 31, 2007.
     Same store results were as follows:
•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 5.6% for the three months ended March 31, 2007 over the same period in 2006, due to a 4.9% increase in rental income, partially offset by a 2.5% increase in rental expenses.

•	Average occupancy in the same store portfolio increased 3.6% for the three months ended March 31, 2007 over the same period in 2006.

•	The same store portfolio’s rental rates associated with leasing activity for space that has been previously leased by us increased for the three months ended March 31, 2007 by 6.9% over the same period in 2006.
     We believe the factors that impact net operating income, rental rates and average occupancy in the same store portfolio are the same as for the total portfolio. The percentage change presented is the weighted average of the measure computed separately for us and each property fund and CDFS joint venture with the weighting based on each entity’s proportionate share of the combined component on which the change is computed. In order to derive an appropriate measure of period-to-period operating performance, the percentage change computation removes the effects of foreign currency exchange rate movements by computing each property’s components in that property’s functional currency.
     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees and adjustments excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $(0.4) million and $1.9 million for the three months ended March 31, 2007 and 2006, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.
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
Operational Outlook
     Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. Growth in global trade continues to support strong market fundamentals, which in turn, supports the acceleration of leasing activity in our global development pipeline. During the twelve-month period ending March 31, 2007, we executed 94.2 million square feet of leases, including 27.3 million square feet of initial leasing activity in new developments and repositioned acquisitions, bringing our stabilized portfolio to 95.4% leased at March 31, 2007. Market rental rates are increasing in most of our markets and we have experienced positive rental rate growth, in the aggregate, for the past four quarters. As a result, we expect to continue to see increasing rents in most of our markets. We expect absorption of available space to continue to be strong throughout 2007. An important fundamental to our long-term growth is repeat business with our global customers. Historically, approximately half of the space leased in our newly developed properties is with repeat customers.
Property Operations Segment
     The net operating income of the property operations segment consists of rental income and rental expenses from the distribution and retail operating properties that we own directly. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in rental expenses in the property operations segment. The net earnings or losses generated by operating properties that were developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 12 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest. The net operating income from the property operations segment, excluding rental income and rental expenses associated with the properties that are presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands).

	Three Months Ended
	March 31,
	2007	2006
Rental income	$250,102	$211,846
Rental expenses	63,440	54,826

Total net operating income — property operations segment	$186,662	$157,020

     Rental income includes net termination and renegotiation fees and rental expense recoveries of $48.1 million and $43.1 million for the three months ended March 31, 2007 and 2006, respectively. The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses for each period. When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the fund management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses. The increases in rental income and rental expenses, in 2007 over 2006, are due primarily to the increase in properties owned and increases in the net operating income of the same store properties we own directly. The increase in the number of properties under management has also contributed to the increase in rental expenses.
Fund Management Segment
     The net operating income of the fund management segment consists of: (i) earnings or losses recognized under the equity method from our investments in the property funds; (ii) fees and incentives earned for services performed on behalf of the property funds; and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; and (vi) gains on dispositions of properties. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the property funds; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. The costs of the property management function for the properties owned by the property funds and performed by us are reported in the property operations segment and the costs of the fund management function are included in our general and administrative expenses. See Notes 3 and 12 to our Consolidated Financial Statements in Item 1 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.
     The net operating income from the fund management segment was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
North American property funds (1)	$15,843	$71,111
ProLogis European Properties (“PEPR”) (2)	17,701	18,598
Japan property funds (3)	7,067	5,304

Total net operating income — fund management segment	$40,611	$95,013

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 10 funds at March 31, 2007 and 2006, respectively. Our ownership interests ranged from 11.3% to 50.0% at March 31, 2007. These property funds on a combined basis owned 540 and 490 properties at March 31, 2007 and 2006, respectively.

In April 2007, we entered into an agreement relating to a proposed acquisition of all of the units in MPR. See Note 15 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

In January 2006, we purchased the 80% ownership interests from our fund partner in Funds II-IV and subsequently contributed substantially all of the assets and associated liabilities to the North American Industrial Fund. In connection with this transaction, we earned an incentive return of $22.0 million and we recognized $37.1 million in income, representing our proportionate share of the net gain recognized by Funds II-IV upon termination. See Note 3 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

(2)	Represents the income earned by us from our investment in PEPR. PEPR owned 292 and 271 properties at March 31, 2007 and 2006, respectively. Our ownership interest in PEPR was 24.7% at March 31, 2007 and 21.2% at March 31, 2006. See Note 3 to our Consolidated Financial Statements in Item 1 for more information regarding PEPR.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan. These two property funds on a combined basis owned 33 and 19 properties at March 31, 2007 and 2006, respectively.
CDFS Business Segment
     Net operating income from the CDFS business segment consists of: (i) gains resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to rehabilitate and/or reposition; (ii) gains from the dispositions of land parcels, including land subject to ground leases; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with the potential acquisition of CDFS business assets and land holding costs. See Note 12 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.

     For the three months ended March 31, 2007, our net operating income in this segment was $238.5 million as compared to $76.6 million for the same period in 2006, an increase of $161.9 million. Net operating income of this segment increased $165.3 million when the gains from CDFS business transactions recognized as discontinued operations are included. In 2007 and 2006, 15.1% and 45.5% of the net operating income of this operating segment was generated in North America, 32.1% and 41.9% was generated in Europe and 52.8% and 12.6% was generated in Asia, respectively.
     The CDFS business segment’s net operating income includes the following components (in thousands):

	Three Months Ended
	March 31,
	2007	2006
CDFS transactions:
Disposition proceeds, prior to deferral (1)	$714,633	$315,786
Proceeds deferred and not recognized (2)	(44,695)	(23,608)
Recognition of previously deferred amounts (2)	—	12,832
Cost of CDFS dispositions (1)	(438,991)	(238,286)

Net gains	230,947	66,724
Development management and other income (3)	7,439	4,168
Interest income on notes receivable (4)	3,266	5,036
Net earnings (losses) from CDFS joint ventures (5)	(388)	3,056
Other expenses and charges (6)	(2,751)	(2,411)

Total net operating income — CDFS business segment	$238,513	$76,573

CDFS transactions recognized as discontinued operations (7):
Disposition proceeds	$67,488	$47,765
Cost of dispositions	(59,147)	(42,746)

Net CDFS gains in discontinued operations	$8,341	$5,019

(1)	During the three months ended March 31, 2007, we contributed 23 CDFS buildings to the property funds (six in North America, fifteen in Europe and two in Japan) and one building to a third party under a pre-sale agreement, compared with 15 buildings contributed during the same period in 2006 (five in North America, nine in Europe and one in Japan). In addition, we recognized net gains of $77.9 million and $10.5 million from the disposition of land parcels during the three months ended March 31, 2007 and 2006, respectively.

(2)	When we contribute a property to an entity in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of the proceeds that we defer is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the entity acquiring the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of the earnings or losses that we recognize under the equity method in later periods to reflect the entity’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the entity’s basis in the contributed property. If a loss results when a property is contributed, the entire loss is recognized when it is known.

When a property that we originally contributed to an unconsolidated investee is disposed of to a third party, we recognize a gain during the period that the disposition occurs related to the proceeds we had previously deferred, in addition to our proportionate share of the gain or loss recognized by the entity. Further, during periods when our ownership interest in a property fund decreases, we recognize gains to the extent that proceeds were previously deferred to coincide with our new ownership interest in the property fund. In this regard, we recognized $12.5 million related to the termination of Funds II-IV in the first quarter of 2006.

(3)	Amounts include fees we earned for the performance of development activities. The increase in 2007 is due primarily to increased development management activity in Europe and increased fees earned on mixed use projects in the United States.

(4)	Amounts represent interest income earned on notes receivable related to previous property sales.

(5)	Represents the net earnings or losses we recognized under the equity method from our investments in CDFS joint ventures.

(6)	Includes land holding costs and charges for previously capitalized pursuit costs related to potential CDFS business segment projects when the acquisition or development is no longer probable.

(7)	Includes one land parcel subject to a ground lease that was sold to a third party, during the three months ended March 31, 2007, and two CDFS business properties aggregating 0.1 million square feet that were sold to third parties, during the three months ended March 31, 2006, that met the criteria to be presented as discontinued operations.
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
Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $50.1 million and $33.8 million for the three months ended March 31, 2007 and 2006, respectively. The increases in general and administrative expenses are due primarily to our continued investment in the infrastructure necessary to support our business growth and expansion into new international markets, the formation of new property funds, our growing portfolio of properties through acquisitions and the growth in our CDFS business segment. In addition, we recognized $8.0 million of employee departure costs, including $5.0 million related to the departure of our Chief Financial Officer in March 2007 and $3.0 million related to employees whose responsibilities became redundant after the acquisition of Parkridge.
     Depreciation and Amortization
     Depreciation and amortization expenses were $78.8 million and $70.9 million for the three months ended March 31, 2007 and 2006, respectively. The increase in 2007 over 2006 is due to the real estate assets and intangible lease assets acquired in acquisitions and, to a lesser extent, improvements made to the properties in our property operations segment.
     Interest Expense
     The following table presents the components of interest expense (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Gross interest expense	$115,022	$96,485
Amortization of premium, net	(3,025)	(3,224)
Amortization of deferred loan costs	2,359	998

Interest expense before capitalization	114,356	94,259
Less: capitalized amounts	(25,705)	(23,406)

Net interest expense	$88,651	$70,853

     The increase in interest expense for the three months ended March 31, 2007, as compared with the same period in 2006, is due to increases in our borrowings, resulting from individual and portfolio acquisitions, including the

Parkridge acquisition, increased development activity and our increased investments in property funds and CDFS joint ventures, offset somewhat by a decrease in our weighted average interest rates and additional capitalized interest. The increase in capitalized interest for the three months ended March 31, 2007, as compared with the same period in 2006, is due to the increase in our development activities.
     Gains Recognized on Dispositions of Certain Non-CDFS Business Assets
     During the three months ended March 31, 2006, we recognized gains of $13.7 million on the disposition of 12 properties from our property operations segment to the unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.
     Foreign Currency Exchange Expenses and Losses, Net
     We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed a permanent source of capital to the subsidiary or investee. If the intercompany debt is deemed not permanent in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks, including put option contracts with notional amounts corresponding to a portion of our projected net operating income from our operations in Europe and Japan and forward contracts designed to manage foreign currency fluctuations of intercompany loans. See Note 14 to our Consolidated Financial Statements in Item 1 for more information on our derivative financial instruments.
     During the three months ended March 31, 2007 and 2006, we recognized net expenses and losses of $13.6 million and $1.3 million, respectively. In 2007, these expenses and losses relate primarily to losses recognized on our intercompany and third party debt that is remeasured through earnings and activity from the forward contracts we had in place on our intercompany debt.
     Income Taxes
     During the three months ended March 31, 2007 and 2006, our current income tax expense was $18.1 million and $13.2 million, respectively. The increase in 2007 over 2006 is due primarily to increased CDFS disposition income that is taxable in foreign jurisdictions and increased interest charges on our income tax liabilities. During the three months ended March 31, 2007, we recognized deferred taxes of $3.3 million, compared with $0.2 million in the same period of 2006. See Note 5 to our Consolidated Financial Statements in Item 1.
     Discontinued Operations
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as discontinued operations in the statements of earnings. From time to time, we dispose of properties to third parties that were previously included in our property operations segment. The results of operations for these properties, as well as the gain or loss recognized upon disposition, are included in discontinued operations. In addition, as of March 31, 2007, we had 24 properties classified as held for sale and therefore, the results of operations of those properties are also included in discontinued operations. See Note 6 to our Consolidated Financial Statements in Item 1.

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
     We record a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties we acquire, as well as, certain land parcels we acquire in connection with the planned development of the land. The liability is established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.
Liquidity and Capital Resources
Overview
     We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.
     Our credit facilities provide liquidity and financial flexibility, which allows us to efficiently respond to market opportunities and execute our business strategy on a global basis. Regular repayments of our credit facilities are necessary to allow us to maintain adequate liquidity. We anticipate future repayments of the borrowings under our credit facilities will be funded primarily through cash flow from operations, the proceeds from future property contributions and dispositions and from proceeds generated by future issuances of debt or equity securities, depending on market conditions.
     On April 16, 2007, we entered into an agreement relating to a proposed acquisition of all of the units in MPR, an Australian listed property trust that has an 88.7% ownership interest in ProLogis North American Properties Fund V. The completion of the transaction is subject to a number of conditions, including the approval of MPR unitholders. The estimated time frame for the formal vote of the unitholders is late June or early July 2007. If approved and completed, based on the offer price of A$1.43 (approximately $1.20) per outstanding unit, the cash consideration is A$1.2 billion (or approximately $1.0 billion). The total consideration, including assumed debt and transaction costs, is estimated to be approximately $1.9 billion. We have obtained a commitment from a bank to provide financing of the cash portion of the proposed acquisition. Upon completion of this transaction, we will own 100% of ProLogis North American Properties Fund V.
     In addition to common share distributions and preferred share dividend requirements and the proposed acquisition of all of the units in MPR as discussed above, we expect our primary short and long-term cash needs will consist of the following for the remainder of 2007 and future years:
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

     We expect to fund cash needs for the remainder of 2007 and future years primarily with cash from the following sources, all subject to market conditions:
•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds;

•	proceeds from the contributions of properties to property funds;

•	proceeds from the disposition of land parcels and properties to third parties;

•	borrowing capacity under our Global Line or other credit facilities;

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans.
Commitments related to future contributions to Property Funds
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors of which $1.1 billion was unfunded at March 31, 2007.
     PEPR completed an initial public offering (“IPO”) in September 2006 (See Note 3 to our Consolidated Financial Statements in Item 1 for more information regarding the IPO). In connection with the IPO, we entered into a property contribution agreement under which we are committed to offer to contribute to PEPR certain stabilized distribution properties having an aggregate contribution value of €200 million. During the three months ended March 31, 2007, we contributed 15 properties to PEPR. At March 31, 2007, we had one remaining property to be contributed to PEPR under this commitment.
     We are committed to offer to contribute all of our stabilized development properties available in Japan to ProLogis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $303.9 million was unfunded at March 31, 2007.
     These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt or equity capital to acquire the properties that we expect to offer to contribute during 2007. Should the property funds choose not to acquire, or not have sufficient capital available to acquire a property that meets the specified criteria, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.
     There can be no assurance that if these property funds do not continue to acquire the properties we have available, we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.
Cash Provided by Operating Activities
     Net cash provided by operating activities was $292.9 million and $162.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash provided by operating activities in 2007 over 2006 is due to the increase in earnings, adjusted for non-cash items, which is more fully discussed above, and changes in operating assets and liabilities. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.

Cash Investing and Cash Financing Activities
     For the three months ended March 31, 2007 and 2006, investing activities used net cash of $1.0 billion and $677.0 million, respectively. The following is a listing of significant activities for both periods presented:
•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $740.5 million. See Note 2 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

•	We invested $1.1 billion in real estate during the three months ended March 31, 2007, excluding the Parkridge acquisition, and $893.3 million for the same period in 2006. These amounts include the acquisition of operating properties (13 properties and 7 properties with an aggregate purchase price of $153.6 million and $100.3 million in 2007 and 2006, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At March 31, 2007, we had 129 properties aggregating 32.6 million square feet under development, with a total expected investment of $2.4 billion.

•	We invested cash of $32.9 million and $110.7 million during the three months ended March 31, 2007 and 2006, respectively, in new, existing and potential unconsolidated investees, excluding the Parkridge acquisition. In January 2006, we invested $55.0 million in a preferred interest in ProLogis North American Properties Fund V, which we subsequently sold in August 2006.

•	We received proceeds from unconsolidated investees as a return of investment of $26.2 million and $8.5 million during the three months ended March 31, 2007 and 2006, respectively. The proceeds in 2007 include $18.7 million received from the liquidation of an investment in an unconsolidated investee.

•	We generated net cash from contributions and dispositions of properties and land parcels of $760.5 million and $540.9 million during the three months ended March 31, 2007 and 2006, respectively.

•	We invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in Funds II-IV during the first quarter of 2006. See Note 3 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

•	We generated net cash proceeds from payments on notes receivable related to dispositions of assets of $53.6 million and $36.9 million during the three months ended March 31, 2007 and 2006, respectively.
     For the three months ended March 31, 2007 and 2006, financing activities provided net cash of $796.4 million and $564.3 million, respectively. The following is a listing of significant activities for both periods presented:
•	In March 2007, we issued $1.25 billion aggregate principal amount of 2.25% convertible senior notes due 2037, in a private placement. We used the net proceeds of the offering to repay a portion of the outstanding balance under our Global Line and for general corporate purposes.

•	On our other debt, we had net borrowings of $435.9 million and $815.3 million for the three months ended March 31, 2007 and 2006, respectively. In 2007, we received proceeds of $600.1 million under a new multi-currency senior credit facility that were used to partially finance the Parkridge acquisition (see Note 10 to our Consolidated Financial Statements in Item 1). This was partially offset by payments we made on our senior notes, secured debt and assessment bonds. In 2006, we received proceeds from the issuance of $850.0 million of senior notes, which were offset slightly by payments made on our senior notes, secured debt and assessment bonds.

•	We generated proceeds from the sale and issuance of common shares of $13.5 million and $13.2 million for the three months ended March 31, 2007 and 2006, respectively.

•	We paid distributions of $117.8 million and $97.7 million to our common shareholders during the three months ended March 31, 2007 and 2006, respectively. We paid dividends on preferred shares of $6.4 million for both the three months ended March 31, 2007 and 2006.

•	We had net payments on our lines of credit, including the Global Line, of $747.2 million and $148.6 million for the three months ended March 31, 2007 and 2006, respectively.
Borrowing Capacities
     At March 31, 2007, we had available credit facilities, including the Global Line of $3.6 billion. Under these facilities, we had outstanding borrowings of $1.7 billion and $113.7 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of $1.8 billion.
Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $1.6 billion at March 31, 2007, of which $1.0 billion relates to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at March 31, 2007 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership %
ProLogis California	$604.3	$323.8	50.0
ProLogis North American Properties Fund I	331.2	242.3	41.3
ProLogis North American Properties Fund V	1,551.0	828.3	11.3
ProLogis North American Properties Fund VI	505.5	307.0	20.0
ProLogis North American Properties Fund VII	380.9	228.8	20.0
ProLogis North American Properties Fund VIII	190.4	112.0	20.0
ProLogis North American Properties Fund IX	192.5	121.7	20.0
ProLogis North American Properties Fund X	216.7	135.0	20.0
ProLogis North American Properties Fund XI	227.6	66.0	20.0
ProLogis North American Industrial Fund	1,339.6	806.6	20.8
ProLogis European Properties	5,096.4	2,826.6	24.7
ProLogis Japan Properties Fund I	1,224.8	525.7	20.0
ProLogis Japan Properties Fund II	1,058.0	491.4	20.0

Total property funds	$12,918.9	$7,015.2

(1)	As of March 31, 2007, we had no outstanding guarantees related to any debt of the unconsolidated property funds.
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
     In December 2006, our Board of Trustees (the “Board”) approved an increase in the annual distribution for 2007 from $1.60 to $1.84 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. We paid a distribution of $0.46 per common share for the first quarter of 2007 on February 28, 2007.
     At March 31, 2007, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
     Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
     Other Commitments
     At March 31, 2007, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately 0.9 million square feet at an estimated total acquisition cost of approximately $35 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.
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
     We compensate for these limitations by using the FFO measure only in conjunction with net earnings computed under GAAP. To further compensate, we always reconcile our defined FFO measure to net earnings computed under GAAP in our financial reports. Additionally, we provide investors with our complete financial statements prepared under GAAP; our definition of FFO, which includes a discussion of the limitations of using our non-GAAP measure; and a reconciliation of our GAAP measure (net earnings) to our non-GAAP measure (FFO, as we define it), so that investors can appropriately incorporate this measure and its limitations into their analyses.
     FFO attributable to common shares as defined by us was $329.7 million and $225.3 million for the three months ended March 31, 2007 and 2006, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$236,091	$183,159
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	76,117	67,996
Adjustments to CDFS dispositions for depreciation	(2,337)	466
Gains recognized on dispositions of certain non-CDFS business assets	—	(13,709)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(4,964)	(16,428)
Real estate related depreciation and amortization	873	3,950

Totals discontinued operations	(4,091)	(12,478)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	18,841	13,220
Gains on dispositions of non-CDFS business assets	(1,899)	(109)
Other amortization items	(1,909)	(10,595)

Totals unconsolidated investees	15,033	2,516

Totals NAREIT defined adjustments	84,722	44,791

Subtotals — NAREIT defined FFO	320,813	227,950
Add (deduct) our defined adjustments:
Foreign currency exchange losses and expenses, net	7,364	989
Deferred income tax expense	3,321	169
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange gains, net	(1,329)	(2,223)
Deferred income tax benefit	(456)	(1,587)

Totals unconsolidated investees	(1,785)	(3,810)

Totals our defined adjustments	8,900	(2,652)

FFO attributable to common shares as defined by us	$329,713	$225,298

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We define our market risk exposure as: (i) the potential loss in future earnings and cash flows due to interest rate exposure and (ii) the potential loss in future earnings with respect to foreign currency exchange exposure.

Interest Rate Risk
     Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we borrow on a fixed rate basis for longer-term debt issuances. In anticipation of a financing expected to occur in early 2007, we entered into several interest rate swap contracts that were designated as cash flow hedges to fix the interest rate on a portion of the expected financing. The financing occurred in March 2007 with the issuance of $1.25 billion of convertible senior notes. We have no derivative contracts outstanding at March 31, 2007 as hedges of our future fixed rate debt or our variable lines of credit, although we may in the future fix existing variable rate borrowings to manage our interest rate exposure.
     Our primary interest rate risk is created by our variable rate lines of credit and other variable rate debt. During the quarter ended March 31, 2007, in connection with the Parkridge acquisition, we entered into a $600.0 million multi-currency senior credit facility. The debt bears interest at LIBOR plus a margin. At March 31, 2007, we had outstanding borrowings of $1.7 billion on our variable rate lines of credit and $1.0 billion of other variable rate debt, including the new facility. Based on the results of a sensitivity analysis with a 10% adverse change in interest rates on our variable rate debt, our estimated market risk exposure was approximately $3.3 million on our cash flow for the three months ended March 31, 2007.
     See Note 10 to our Consolidated Financial Statements in Item 1 for more discussion of our debt.
Foreign Currency Risk
     We incur foreign currency exchange risk related to third party and intercompany debt of our foreign consolidated subsidiaries and unconsolidated investees that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of this debt results in the recognition of foreign currency exchange gains or losses. We use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans. These contracts allow us to sell euros and pounds sterling at a fixed exchange rate to the U.S. dollar. At March 31, 2007, we had forward contracts outstanding with an aggregate notional amount of $1.8 billion.
     We primarily use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income (operating income net of foreign denominated interest expense) of our foreign consolidated subsidiaries and unconsolidated investees. At March 31, 2007, we had put option contracts outstanding with an aggregate notional amount of $24.8 million.
     See Note 14 to our Consolidated Financial Statements in Item 1 for more information related to instruments we utilize to manage certain of these risks.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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

Item 1A. Risk Factors
     As of March 31, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
4.1	Form of 2.25% convertible notes due 2037

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Senior Vice President and Chief Accounting Officer

Date: May 9, 2007

Index to Exhibits
4.1	Form of 2.25% convertible notes due 2037

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002