Form 10-Q
period 2007-06-30
PROLOGIS
filed 2007-08-07
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common shares as of August 2, 2007 was 256,966,568.

PROLOGIS

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$272,529	$215,876	$530,606	$440,644
CDFS disposition proceeds	686,715	433,854	1,356,653	738,864
Property management and other fees and incentives	23,937	20,329	45,584	58,897
Development management and other income	6,176	11,258	13,615	15,426

Total revenues	989,357	681,317	1,946,458	1,253,831

Expenses:
Rental expenses	73,705	53,202	139,311	112,236
Cost of CDFS dispositions	476,684	348,552	915,675	586,838
General and administrative	50,503	39,138	100,645	75,298
Depreciation and amortization	74,522	67,943	152,733	138,269
Other expenses	15,068	3,421	17,934	5,947

Total expenses	690,482	512,256	1,326,298	918,588

Operating income	298,875	169,061	620,160	335,243

Other income (expense):
Earnings from unconsolidated property funds	15,804	10,969	34,768	67,414
Earnings from CDFS joint ventures and other unconsolidated investees	1,773	33,904	2,317	37,421
Interest expense	(90,640)	(68,663)	(179,291)	(139,516)
Interest income on notes receivable	2,891	4,286	6,157	9,322
Interest and other income, net	6,844	709	14,752	5,283

Total other income (expense)	(63,328)	(18,795)	(121,297)	(20,076)

Earnings before minority interest	235,547	150,266	498,863	315,167
Minority interest	(723)	(851)	(896)	(1,976)

Earnings before certain net gains	234,824	149,415	497,967	313,191
Gains recognized on dispositions of certain non-CDFS business assets	124,085	—	124,085	13,709
Foreign currency exchange gains, net	22,706	8,569	9,154	7,247

Earnings before income taxes	381,615	157,984	631,206	334,147

Income taxes:
Current income tax expense	26,645	27,892	44,745	41,089
Deferred income tax (benefit) expense	(9,503)	5,413	(6,182)	5,582

Total income taxes	17,142	33,305	38,563	46,671

Earnings from continuing operations	364,473	124,679	592,643	287,476

(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Discontinued operations:
Income attributable to disposed properties and assets held for sale	631	5,878	1,601	11,147
Gains recognized on dispositions:
Non-CDFS business assets	27,161	34,223	32,125	50,651
CDFS business assets	14,196	9,971	22,537	14,990

Total discontinued operations	41,988	50,072	56,263	76,788

Net earnings	406,461	174,751	648,906	364,264
Less preferred share dividends	6,357	6,354	12,711	12,708

Net earnings attributable to common shares	400,104	168,397	636,195	351,556
Other comprehensive income items:
Foreign currency translation gains	5,041	38,128	4,666	33,655
Unrealized gains on derivative contracts, net	2,188	2,787	753	2,367

Comprehensive income	$407,333	$209,312	$641,614	$387,578

Weighted average common shares outstanding — Basic	257,086	244,998	255,677	244,642

Weighted average common shares outstanding — Diluted	267,880	255,196	266,723	255,093

Net earnings per share attributable to common shares — Basic:
Continuing operations	$1.40	$0.49	$2.27	$1.13
Discontinued operations	0.16	0.20	0.22	0.31

Net earnings per share attributable to common shares — Basic	$1.56	$0.69	$2.49	$1.44

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$1.34	$0.46	$2.18	$1.09
Discontinued operations	0.16	0.20	0.21	0.30

Net earnings per share attributable to common shares — Diluted	$1.50	$0.66	$2.39	$1.39

Distributions per common share	$0.46	$0.40	$0.92	$0.80

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Real estate	$15,147,686	$13,953,999
Less accumulated depreciation	1,291,012	1,280,206

	13,856,674	12,673,793
Investments in and advances to unconsolidated investees	1,523,599	1,299,697
Cash and cash equivalents	942,204	475,791
Accounts and notes receivable	363,933	439,791
Other assets	1,373,903	957,295
Discontinued operations — assets held for sale	44,114	57,158

Total assets	$18,104,427	$15,903,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Debt	$9,563,153	$8,386,886
Accounts payable and accrued expenses	620,900	518,651
Other liabilities	685,799	546,129
Discontinued operations — assets held for sale	844	1,012

Total liabilities	10,870,696	9,452,678

Minority interest	70,359	52,268

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2007 and December 31, 2006	125,000	125,000
Common Shares; $0.01 par value; 256,880 shares issued and outstanding at June 30, 2007 and 250,912 shares issued and outstanding at December 31, 2006	2,569	2,509
Additional paid-in capital	6,368,396	6,000,119
Accumulated other comprehensive income	222,341	216,922
Retained earnings (distributions in excess of net earnings)	220,066	(170,971)

Total shareholders’ equity	7,163,372	6,398,579

Total liabilities and shareholders’ equity	$18,104,427	$15,903,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2007	2006
Operating activities:
Net earnings	$648,906	$364,264
Minority interest share in earnings	896	1,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(23,484)	(16,088)
Cost of share-based compensation awards	14,142	12,076
Depreciation and amortization	154,941	145,303
Amortization of deferred loan costs and net premium on debt	(396)	(3,748)
Gains recognized on dispositions of non-CDFS business assets	(156,210)	(64,360)
Impairment charges	12,600	3,560
Equity in earnings from unconsolidated investees	(37,085)	(104,835)
Distributions from and changes in operating receivables of unconsolidated investees	32,437	53,130
Unrealized foreign currency exchange (gains) losses	(17,176)	904
Deferred income tax (benefit) expense	(6,182)	5,582
Increase in accounts receivable and other assets	(130,827)	(114,508)
Increase in accounts payable and accrued expenses and other liabilities	119,989	70,188

Net cash provided by operating activities	612,551	353,444

Investing activities:
Real estate investments	(2,297,438)	(1,867,957)
Purchase of ownership interests in property funds	—	(259,248)
Cash paid in the Parkridge acquisition, net of cash acquired	(707,374)	—
Tenant improvements and lease commissions on previously leased space	(30,827)	(35,947)
Recurring capital expenditures	(16,210)	(11,469)
Proceeds from dispositions of real estate assets	1,964,286	1,164,820
Proceeds from repayment of notes receivable, net	40,322	59,847
Investments in unconsolidated investees	(62,205)	(117,575)
Return of investment from unconsolidated investees	49,201	28,153

Net cash used in investing activities	(1,060,245)	(1,039,376)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	17,380	26,094
Distributions paid on common shares	(235,883)	(195,679)
Minority interest distributions	(4,748)	(8,357)
Dividends paid on preferred shares	(12,711)	(12,708)
Debt and equity issuance costs paid	(8,187)	(5,405)
Net (payments on) proceeds from lines of credit	(277,501)	218,233
Proceeds from issuance of senior notes, secured and unsecured debt	606,569	851,236
Proceeds from issuance of convertible senior notes	1,228,125	—
Payments on senior notes, secured debt and assessment bonds	(395,636)	(81,729)

Net cash provided by financing activities	917,408	791,685

Effect of exchange rate changes on cash	(3,301)	4,488

Net increase in cash and cash equivalents	466,413	110,241
Cash and cash equivalents, beginning of period	475,791	203,800

Cash and cash equivalents, end of period	$942,204	$314,041

See Note 13 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
     Business. ProLogis, collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “ProLogis”), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations; (ii) fund management; and (iii) CDFS business. Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our fund management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. See Note 12 for further discussion of our business segments.
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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2007 and our results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2006 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
     Certain amounts included in the accompanying Consolidated Financial Statements for 2006 have been reclassified to conform to the 2007 financial statement presentation.
     Adoption of New Accounting Pronouncements. In July 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were effective for our fiscal year beginning January 1, 2007 and were applied to all tax positions upon initial adoption. Only tax positions that meet the “more-likely-than-not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings for the year of adoption. We adopted the provisions of FIN 48 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. See Note 5 for further information.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. We are currently assessing what impact, if any, the adoption of SFAS 157 will have on our financial position and results of operations.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are currently assessing the impact, if any, of the provisions of SFAS 159 on our financial position and results of operations.
     Proposed Accounting Pronouncements. The FASB has authorized a FASB Staff Position (the “proposed FSP”) that would require, if issued, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt would subsequently be accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The proposed FSP, if issued in the form expected, would be applied retrospectively to both new and existing convertible instruments, including the Convertible Notes that we issued in March 2007, and would result in approximately $28.0 million to $33.0 million of additional interest expense per annum.
2. Mergers and Acquisitions:
     In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European developer. The total purchase price was $1.3 billion, which was financed with $741.2 million in cash, the issuance of 4.8 million common shares (valued for accounting purposes at $71.01 per share for a total of $339.5 million) and the assumption of $194.9 million in debt and other liabilities. The assumption of debt includes $113.0 million of loans made to certain affiliates of Parkridge in November 2006, which were included in accounts and notes receivable in our Consolidated Balance Sheet at December 31, 2006. The cash portion of the acquisition was funded with borrowings under our global senior credit facility (“Global Line”) and a new $600.0 million senior unsecured facility (see Note 10 for more information on the new credit facility).
     The acquisition included 6.3 million square feet of operating distribution properties, including 0.7 million square feet of developments under construction, and 1,139 acres of land, primarily in Central Europe and the United Kingdom. We allocated the purchase price based on estimated fair values and recorded approximately $739.3 million of real estate assets, $156.3 million of investments in CDFS joint ventures and other unconsolidated investees, $58.1 million of cash and other tangible assets and $321.9 million of goodwill and other intangible assets. The allocation of the purchase price was based upon preliminary estimates and assumptions and, accordingly, these allocations are subject to revision when final information is available. Revisions to the fair value allocations, which may be significant, will be recorded as adjustments to the purchase price allocation in subsequent periods and should not have a significant impact on our overall financial position or results of operations. The Parkridge acquisition would not have had a material impact on our consolidated results of operations for the six months ended June 30, 2007 and 2006, and as such, we have not presented any pro forma financial information.
     We may be required to make additional payments to the selling shareholders over the next several years (primarily through the issuance of our common shares) of up to £52.3 million (the currency equivalent of $104.2 million at June 30, 2007) upon the successful completion of pending land entitlements or achievement of certain incremental development profit targets.
3. Unconsolidated Investees:
Summary of Investments
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30,	December 31,
	2007	2006
Property funds	$1,063,671	$981,840
CDFS joint ventures and other unconsolidated investees	459,928	317,857

Totals	$1,523,599	$1,299,697

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings from unconsolidated property funds:
North America	$5,689	$5,375	$11,641	$47,857
Europe	6,398	2,450	14,468	13,649
Asia	3,717	3,144	8,659	5,908

Total earnings from unconsolidated property funds	$15,804	$10,969	$34,768	$67,414

Property management and other fees and incentives:
North America	$9,879	$8,380	$19,771	$37,009
Europe	11,262	9,549	20,892	16,948
Asia	2,796	2,400	4,921	4,940

Total property management and other fees and incentives	$23,937	$20,329	$45,584	$58,897

     Upon contribution of developed properties to a property fund, we realize a portion of the profits from our development activities while at the same time allowing us to maintain a long-term ownership interest in our developed properties. This business strategy also provides liquidity to fund our future development activities and enhances future fee income. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We generally receive ownership interests in the property funds as part of the proceeds generated by the contributions of properties to maintain our ownership interest. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager, and may earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.
     On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”) from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to the ProLogis North American Industrial Fund (the “North American Industrial Fund”), which was formed in February 2006 (see below). In connection with these transactions, we recognized the following amounts in the respective financial statement line items during the first quarter of 2006, after deferral of $17.9 million due to our then 20% ownership interest in the North American Industrial Fund (in thousands):

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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	June 30,	December 31,	June 30,	December 31,
Property Fund	2007	2006	2007	2006
ProLogis California	50.0%	50.0%	$110,233	$112,915
ProLogis North American Properties Fund I	41.3%	41.3%	29,509	30,902
ProLogis North American Properties Fund V (1)	11.3%	11.3%	58,892	53,331
ProLogis North American Properties Fund VI	20.0%	20.0%	38,158	39,149
ProLogis North American Properties Fund VII	20.0%	20.0%	31,494	31,816
ProLogis North American Properties Fund VIII	20.0%	20.0%	15,487	15,397
ProLogis North American Properties Fund IX	20.0%	20.0%	14,157	14,076
ProLogis North American Properties Fund X	20.0%	20.0%	15,705	15,399
ProLogis North American Properties Fund XI	20.0%	20.0%	31,112	31,871
ProLogis North American Industrial Fund (2)	20.6%	20.0%	79,901	72,053
ProLogis European Properties (“PEPR”) (3)	24.8%	24.0%	451,509	430,761
ProLogis Japan Properties Fund I	20.0%	20.0%	75,060	87,705
ProLogis Japan Properties Fund II (4)	20.0%	20.0%	112,454	46,465

Totals			$1,063,671	$981,840

(1)	We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Properties Fund V. Our ownership percentage is based on our ownership interests in these different entities. On July 11, 2007, we completed the acquisition of all of the units in Macquarie ProLogis Trust, an Australian listed property trust (“MPR”), which had an 88.7% ownership interest in ProLogis North American Properties Fund V as of June 30, 2007. As a result of this transaction, on July 11, 2007, we own 100% of this property fund. See Note 15 for additional information on this acquisition.

(2)	In February 2006, we formed the North American Industrial Fund. We refer to the combined entities in which we have ownership interests as one property fund named North American Industrial Fund. Our ownership percentage is based on our ownership interests in these different entities. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund, subject to the property meeting certain leasing and other criteria. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors, of which $811.2 million was unfunded at June 30, 2007. During the six months ended June 30, 2007, we contributed 86 buildings for aggregate proceeds of $791.8 million to the North American Industrial Fund.

(3)	In September 2006, ProLogis European Properties (“PEPR”) completed an initial public offering (“IPO”) on the Euronext Amsterdam stock exchange in which the selling unitholders offered 49.8 million ordinary units. In connection with the IPO, we entered into a property contribution agreement under which we were committed to offer to contribute certain stabilized properties to PEPR having an aggregate contribution value of €200 million. During the six months ended June 30, 2007, we contributed 15 properties to PEPR for aggregate proceeds of $267.7 million.

(4)	We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008 to ProLogis Japan Properties Fund II, subject to the property meeting certain leasing and other criteria. During the six months ended June 30, 2007, we contributed five properties to this property fund for aggregate proceeds of $642.9 million and the property fund acquired nine properties from third parties. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $163.7 million was unfunded at June 30, 2007.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2007
	North
	America	Europe	Asia	Total
For the three months ended June 30, 2007:
Revenues	$141.3	$129.8	$39.2	$310.3
Net earnings	$15.7	$23.1	$14.4	$53.2
For the six months ended June 30, 2007:
Revenues	$279.4	$240.2	$73.3	$592.9
Net earnings	$33.5	$53.8	$36.1	$123.4
As of June 30, 2007:
Total assets	$6,225.1	$5,112.2	$2,694.1	$14,031.4
Amounts due to us	$15.3	$12.5	$78.3	$106.1
Third party debt (1)	$3,570.4	$2,876.7	$1,178.1	$7,625.2
Total liabilities	$3,817.2	$3,186.1	$1,441.1	$8,444.4
Minority interest	$18.2	$8.7	$—	$26.9
Equity	$2,389.7	$1,917.4	$1,253.0	$5,560.1
Our weighted average ownership (2)	22.8%	24.8%	20.0%	23.0%
Our investment balance (3)	$424.7	$451.5	$187.5	$1,063.7
Deferred proceeds, net of amortization (4)	$174.7	$139.5	$128.0	$442.2

	2006
	North
	America	Europe	Asia	Total
For the three months ended June 30, 2006:
Revenues	$123.8	$99.7	$29.0	$252.5
Net earnings	$17.4	$9.1	$13.2	$39.7
For the six months ended June 30, 2006:
Revenues	$234.8	$197.3	$53.9	$486.0
Net earnings (5)	$221.6	$59.8	$24.8	$306.2
As of December 31, 2006:
Total assets	$5,462.7	$4,856.0	$1,958.3	$12,277.0
Amounts due to us	$6.7	$14.0	$75.2	$95.9
Third party debt (1)	$3,113.8	$2,615.6	$904.2	$6,633.6
Total liabilities	$3,357.1	$2,968.0	$1,054.2	$7,379.3
Minority interest	$5.5	$6.6	$—	$12.1
Equity	$2,100.1	$1,881.4	$904.1	$4,885.6
Our weighted average ownership (2)	23.1%	24.0%	20.0%	23.0%
Our investment balance (3)	$416.8	$430.8	$134.2	$981.8
Deferred proceeds, net of amortization (4)	$112.8	$123.7	$66.2	$302.7

(1)	As of June 30, 2007, we had not guaranteed any of the third party debt of the property funds. As of December 31, 2006, we had guaranteed $15.0 million of the borrowings of ProLogis North American Properties Fund V, which were repaid in January 2007 with proceeds from the issuance of secured debt that we did not guarantee as of June 30, 2007.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(3)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(4)	This amount is recorded as a reduction to our investment and represents the proceeds that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

(5)	Included in net earnings for North America is $185.7 million representing the net gain recognized by Funds II-IV upon termination in the first quarter of 2006.
   CDFS joint ventures and other unconsolidated investees
     At June 30, 2007, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and investments in other unconsolidated investees. The CDFS joint ventures include entities that develop and own distribution properties and also include entities that develop land, multi-use, retail and residential projects. The other unconsolidated investees primarily include entities that own a hotel property and office properties.
     The amounts we have recognized as our proportionate share of the earnings (or losses) from our investments in CDFS joints ventures and other unconsolidated investees are summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
North America (1)	$2,218	$32,146	$4,068	$35,453
Europe	503	1,279	581	1,106
Asia	(948)	479	(2,332)	862

Total earnings from CDFS joint ventures and other unconsolidated investees	$1,773	$33,904	$2,317	$37,421

(1)	During the three and six months ended June 30, 2006, we recognized $27.0 million for our share of the earnings of a CDFS joint venture, “LAAFB JV”, that redeveloped and exchanged land parcels. This entity substantially completed its operations later in 2006 when the land was sold.
     Our investments in and advances to these entities are as follows (in thousands):

	June 30,	December 31,
	2007	2006
CDFS joint ventures:
North America	$57,342	$75,197
Europe (1)	150,457	8,499
Asia	147,618	119,614

Total CDFS joint ventures	355,417	203,310
Other unconsolidated investees	104,511	114,547

Total	$459,928	$317,857

(1)	In February 2007, in connection with the Parkridge acquisition, we made a 25% investment in a mixed-use and retail development business of $146.9 million (see Note 2).
4. Long-Term Compensation:
     We account for share based compensation in accordance with SFAS No. 123R, “Share Based Payment”, which we adopted January 1, 2006, utilizing the modified retrospective transition method. During the six months ended

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
June 30, 2007 and 2006, we recognized $14.1 million and $12.1 million of compensation expense, respectively. This includes expense related to awards granted to our outside trustees and is net of $5.2 million and $3.2 million in 2007 and 2006, respectively, that was capitalized due to our development and leasing activities. The share based compensation expense recognized in 2007 also includes $4.2 million of expense related to accelerated vesting of share options and awards of employees who terminated employment with us in March 2007.
     Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. As of June 30, 2007, we have the following awards outstanding:
   Share Options
     We have granted various share options to our employees and trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to employees since September 2006 have an exercise price equal to the closing market price of our common shares on the date at grant. Prior to September 2006, the exercise price was based on the average of the high and low prices on the date of grant. Share options granted to our outside trustees generally vest immediately. Share options are valued at grant date using a Black-Scholes pricing model and compensation expense is recognized over the vesting period.
   Full Value Awards
   Restricted Share Units
     Restricted share units (“RSUs”), are granted at a rate of one common share per RSU to certain employees. The RSUs are valued based upon the market price of a common share on the grant date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which generally is four or five years. In addition, annually we issue fully vested deferred share units to our trustees, which are expensed at the time of grant.
   Contingent Performance Shares and Performance Share Awards
     Certain employees are granted contingent performance shares (“CPSs”) and performance share awards (“PSAs”). The CPSs are earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These CPSs generally vest over a three-year period and the recipient must continue to be employed by us until the end of the vesting period. The amount of CPSs to be issued will be based on our ranking at the end of the three-year performance period, and may range from zero to twice the targeted award, which, at June 30, 2007, was a maximum of 559,000 shares. For purposes of calculating compensation expense, we consider the CPSs to have a market condition and therefore, we have estimated the grant date fair value of the CPSs using a pricing valuation model. We recognize the value of the CPSs granted as compensation expense utilizing the grant date fair value and the target shares over the vesting period.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
   Summary of Activity
     The activity for the six months ended June 30, 2007, with respect to our share options, is as follows.

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2006	8,464,053	$32.50
Granted	4,656	$64.82
Exercised	(645,435)	$25.02
Forfeited	(65,263)	$46.08

Balance at June 30, 2007	7,758,011	$33.02	4,945,758

     The activity for the six months ended June 30, 2007, with respect to our full value awards, is as follows:

		Weighted
		Average	Number of
	Number of	Original	Shares
	Shares	Value	Vested
Balance at December 31, 2006	2,264,876
Granted	51,373
Exercised	(383,232)
Forfeited	(12,459)

Balance at June 30, 2007	1,920,558	$45.63	488,386

5. Income Taxes:
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. We have elected taxable REIT subsidiary (“TRS”) status for certain of our consolidated subsidiaries, which operate primarily in the CDFS business segment. This enables us to provide services and enter into certain other types of transactions that would otherwise be considered impermissible for REITs. We recognize current income tax expense for the federal and state income taxes incurred by our TRSs and we are taxed in certain states in which we operate. In addition, many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, we recognize income taxes for these jurisdictions, as appropriate. We also include interest and penalties, if any, associated with our unrecognized tax benefit liabilities in current income tax expense. During the six months ended June 30, 2007 and 2006, cash paid for income taxes was $13.8 million and $17.8 million, respectively.
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
     For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our TRSs, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases that result from a change in circumstances in the deferred income tax liability recorded in connection with these acquisitions will be reflected as an adjustment to goodwill. During the six months ended June 30, 2007, we reduced deferred tax liabilities and goodwill by $16.3 million.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The statute of limitations for our tax returns is generally three years, with our major tax jurisdictions being the United States, Luxembourg and the United Kingdom. As such, our tax returns that remain subject to examination are primarily from 2003 and thereafter, except for Catellus Development Corporation (“Catellus”) that we acquired in 2005. Certain 1999 and later federal and state income tax returns of Catellus are still open for audit or are currently under audit by the Internal Revenue Service and various state taxing authorities. As these audits are completed, the outcome may impact the liability for unrecognized tax benefits, as discussed below.
     As discussed in Note 1, we adopted the provisions of FIN 48 on January 1, 2007 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to our January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. The unrecognized tax benefit liability of $183.9 million and $163.4 million, which included accrued interest of approximately $59.8 million and $45.2 million, at June 30, 2007 and December 31, 2006, respectively, principally includes estimated federal and state income tax liabilities associated with acquired companies. Any increases or decreases in the liabilities for unrecognized tax benefits associated with the potential income taxes related to an acquired company will be reflected as an adjustment to goodwill recorded as part of the transaction.
6. Discontinued Operations:
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Properties disposed of to third parties are considered to be discontinued operations unless such properties were developed under a pre-sale agreement. The results of operations of the component of the property or a business are reported as discontinued operations for all periods presented. A property is classified as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our balance sheet and depreciation and amortization is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the costs to sell the assets.
     The operations of the 55 properties disposed of to third parties during 2007, as well as land subject to a ground lease, and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Earnings and Comprehensive Income for all periods presented (also see the table below). In addition, the operations of 89 properties disposed of to third parties during the year ended December 31, 2006 (15 of which were CDFS business assets) are presented as discontinued operations for the three and six months ended June 30, 2006. At June 30, 2007 and December 31, 2006, we had 14 and 8 properties, respectively, that were classified as held for sale and accordingly, the respective assets and liabilities are presented separately in our Consolidated Balance Sheets. The operations of the properties held for sale at June 30, 2007 are included in discontinued operations for all periods presented in our Consolidated Statements of Earnings and Comprehensive Income. Interest expense included in discontinued operations represents interest directly attributable to these properties.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Income attributable to discontinued operations is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Rental income	$2,222	$16,553	$6,446	$38,805
Rental expenses	(868)	(7,904)	(2,637)	(19,750)
Depreciation and amortization	(723)	(2,531)	(2,208)	(7,034)
Interest expense	—	(240)	—	(874)

Income attributable to disposed properties and assets held for sale	$631	$5,878	$1,601	$11,147

     The following information relates to properties disposed of to third parties, during the periods presented, and recorded as discontinued operations (in thousands, except number of properties):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Non-CDFS business assets:
Number of properties	44	7	51	36
Net proceeds from dispositions	$117,506	$206,000	$166,200	$343,733
Net gains from dispositions	$27,161	$34,223	$32,125	$50,651
CDFS business assets:
Number of properties	4	3	4	5
Net proceeds from dispositions	$105,810	$57,700	$173,298	$105,451
Net gains from dispositions	$14,196	$9,971	$22,537	$14,990
7. Distributions and Dividends:
   Common Share Distributions
     Cash distributions of $0.46 per common share for each of the first and second quarters of 2007 were paid on February 28, 2007 and May 31, 2007, respectively, to holders of common shares of record on February 14, 2007 and May 16, 2007, respectively. Quarterly common share distributions paid in 2007 are based on the annual distribution level for 2007 of $1.84 per common share (as compared to $1.60 per common share in 2006) set by our Board of Trustees (“Board”) in December 2006. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
   Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). For the first and second quarters of 2007, we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
8. Earnings Per Common Share:
     We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments. The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings attributable to common shares	$400,104	$168,397	$636,195	$351,556
Minority interest (1)	1,474	851	2,462	1,976

Adjusted net earnings attributable to common shares	$401,578	$169,248	$638,657	$353,532

Weighted average common shares outstanding — Basic	257,086	244,998	255,677	244,642
Incremental weighted average effect of conversion of limited partnership units	5,108	5,154	5,124	5,258
Incremental weighted average effect of share options and awards (2)	5,686	5,044	5,922	5,193

Weighted average common shares outstanding — Diluted	267,880	255,196	266,723	255,093

Net earnings per share attributable to common shares — Basic	$1.56	$0.69	$2.49	$1.44

Net earnings per share attributable to common shares — Diluted	$1.50	$0.66	$2.39	$1.39

(1)	Includes only the minority interest related to the convertible limited partnership units.

(2)	Total weighted average potentially dilutive share options and awards outstanding (in thousands) were 10,283 and 10,858 for the three months ended June 30, 2007 and 2006, respectively, and 10,557 and 10,998 for the six months ended June 30, 2007 and 2006, respectively. Substantially all were dilutive for both periods.
9. Real Estate:
     Real estate assets owned directly by us primarily consist of income producing properties, properties under development and land held for future development. Our real estate assets, presented at cost, include the following (in thousands):

	June 30,	December 31,
	2007	2006
Distribution operating properties (1):
Improved land	$2,235,533	$2,227,953
Buildings and improvements	8,708,376	8,195,296
Retail operating properties (2):
Improved land	77,446	77,808
Buildings and improvements	245,194	227,380
Land subject to ground leases and other	449,738	472,412
Properties under development, including cost of land (3)	1,087,133	964,842
Land held for development (4)	2,013,029	1,397,081
Other investments (5)	331,237	391,227

Total real estate assets	15,147,686	13,953,999
Less accumulated depreciation	1,291,012	1,280,206

Net real estate assets	$13,856,674	$12,673,793

(1)	At June 30, 2007 and December 31, 2006, we had 1,377 and 1,446 distribution properties consisting of 202.5 million square feet and 203.6 million square feet, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	At June 30, 2007 and December 31, 2006, we had 31 and 27 retail properties consisting of 1.2 million square feet and 1.1 million square feet, respectively.

(3)	Properties under development consisted of 123 properties aggregating 32.2 million square feet at June 30, 2007 and 114 properties aggregating 30.0 million square feet at December 31, 2006. Our total expected investment upon completion of the properties under development at June 30, 2007 was approximately $2.4 billion.

(4)	Land held for development consisted of 8,650 acres and 6,204 acres at June 30, 2007 and December 31, 2006, respectively.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.
     We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, South Korea and Singapore).
     During the six months ended June 30, 2007, we acquired 18 distribution properties aggregating 3.3 million square feet with a combined purchase price of $204.9 million, excluding the properties acquired in the Parkridge acquisition discussed in Note 2. During the six months ended June 30, 2006, we acquired 39 distribution properties aggregating 7.6 million square feet with a combined purchase price of $416.1 million.
     During the six months ended June 30, 2007 and 2006, we recognized gains of $124.1 million and $13.7 million, respectively, on the disposition of certain non-CDFS properties. We contributed 66 properties and 12 properties in 2007 and 2006, respectively, from our property operations segment to certain unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.
     Included in other expenses for the three and six months ended June 30, 2007, is an impairment charge of $12.6 million related to certain properties held and used in our property operations segment.
     For our direct-owned properties, the largest customer and the 25 largest customers accounted for 3.7% and 21.7%, respectively, of our annualized collected base rents at June 30, 2007.
10. Debt:
     Our debt consisted of the following (dollars in thousands):

	June 30, 2007		December 31, 2006
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Global line and other lines of credit	3.53%	$2,173,242	3.56%	$2,462,796
Senior notes and other unsecured debt	5.74%	4,719,033	5.51%	4,445,092
Secured debt	6.52%	1,409,373	6.66%	1,445,021
Convertible senior notes	2.25%	1,228,537	—	—
Assessment bonds	3.72%	32,968	3.85%	33,977

Totals	4.90%	$9,563,153	5.13%	$8,386,886

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Our Global Line commitment fluctuates in U.S. dollars based on the underlying currencies and was $3.5 billion at June 30, 2007. The funds may be drawn under the Global Line in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The weighted average interest rate represents the weighted average interest rates using local currency rates on borrowings outstanding at the end of the period. In addition, we also have other credit facilities with total commitments of $69.8 million at June 30, 2007. At June 30, 2007, we had $37.3 million outstanding on these other credit facilities, with a weighted average interest rate of 6.55%.
     In February 2007 in connection with the Parkridge acquisition, as discussed in Note 2, we entered into a new $600.0 million multi-currency senior credit facility. This facility fluctuates in U.S. dollars based on the underlying currencies and the funds may be drawn in U.S. dollar, euro, Japanese yen and British pound sterling. The outstanding balance is included in senior notes and other unsecured debt above. This debt bears interest at a variable rate based upon the London Interbank Offered Rate (“ LIBOR”) plus a margin and matures in October 2009. This debt can be repaid at our option prior to maturity. The facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility.
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
     The Convertible Notes are senior unsecured obligations of ProLogis and are convertible, under certain circumstances, for cash, ProLogis common shares or a combination of cash and ProLogis common shares, at our option, at a conversion rate of 13.0576 shares per $1,000 of principal amount of the notes. The initial conversion price of $76.58 represents a premium of 20% over the March 20, 2007 closing price of $63.82 of our common shares. The notes are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the notes have the right to require us to repurchase their notes every five years beginning in 2012, and at any time prior to their maturity upon certain limited circumstances.
     We intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the conversion rate, 16.3 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. When the Conversion Spread becomes dilutive to our earnings per share, (i.e. when our share price exceeds $76.58) we will include the shares in our computation of diluted earnings per share. The conversion option associated with the notes, when analyzed as a free standing instrument, meets the criteria under the Emerging Issues Task Force No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock”, and therefore, we have accounted for the debt as a single instrument and not bifurcated the derivative instrument. See Note 1 for information on a proposed accounting pronouncement that, if issued in its current form, would impact our accounting for the Convertible Notes.
11.	Shareholders’ Equity:
     During the six months ended June 30, 2007, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment and share purchase plan	33	$2,074
Long-term incentive plans	1,026	$15,306
     Limited partnership units were redeemed for 128,000 common shares during the six months ended June 30, 2007.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     In February 2007, we issued 4.8 million common shares in connection with the Parkridge acquisition that is discussed in Note 2.
12. Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. All of the costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Sweden and the United Kingdom) and Asia (China, Japan, South Korea, and Singapore).

•	Fund management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise to efficiently manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Spain, Sweden, and the United Kingdom), and Asia (Japan).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to contributing to a property fund. This includes us acquiring a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. We engage in mixed-use development activities, such as redevelopment of military bases, airports, etc. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains on the disposition of land parcels, including land subject to ground leases. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and South Korea).
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Upon contribution or sale, the resulting gain is included in the income of the CDFS business segment. The assets of the fund management segment include our investments in and advances to the unconsolidated property funds.
     We present the operations and net gains associated with properties sold to third parties generally as discontinued operations. In addition, as of June 30, 2007, we had 14 properties classified as assets held for sale, whose operations are included in discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 6.
     Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our total revenues; (ii) each reportable business segment’s net operating income from external customers to our earnings before minority interest; and (iii) each reportable business segment’s assets to our total assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our revenues, earnings before minority interest and total assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Property operations (1):
North America	$220,285	$193,128	$429,686	$399,437
Europe	29,230	5,623	52,939	13,938
Asia	12,054	8,282	27,539	10,872

Total property operations segment	261,569	207,033	510,164	424,247

Fund management (2):
North America	15,568	13,755	31,412	84,866
Europe	17,660	11,999	35,360	30,597
Asia	6,513	5,544	13,580	10,848

Total fund management segment	39,741	31,298	80,352	126,311

CDFS business (3):
North America	313,748	193,572	440,453	297,192
Europe	7,576	285,997	281,023	438,024
Asia	373,096	516	653,197	62,140

Total CDFS business segment	694,420	480,085	1,374,673	797,356

Total segment revenues	995,730	718,416	1,965,189	1,347,914
Other – North America	10,960	8,843	20,442	16,397
Reconciling item (4)	(17,333)	(45,942)	(39,173)	(110,480)

Total revenues	$989,357	$681,317	$1,946,458	$1,253,831

Net operating income:
Property operations (5):
North America	$146,722	$145,613	$301,657	$299,010
Europe	22,632	3,512	40,897	9,233
Asia	9,454	7,539	22,480	9,706

Total property operations segment	178,808	156,664	365,034	317,949

Fund management (2):
North America	15,568	13,755	31,412	84,866
Europe	17,660	11,999	35,360	30,597
Asia	6,513	5,544	13,580	10,848

Total fund management segment	39,741	31,298	80,352	126,311

CDFS business (6):
North America	101,969	63,342	138,042	98,153
Europe	2,155	64,395	78,770	96,508
Asia	111,258	490	237,082	10,140

Total CDFS business segment	215,382	128,227	453,894	204,801

Total segment net operating income	433,931	316,189	899,280	649,061
Other – North America	7,416	6,010	13,661	10,459
Reconciling items:
Earnings from other unconsolidated investees	3,135	3,217	4,069	3,677
General and administrative expenses	(50,503)	(39,138)	(100,645)	(75,298)
Depreciation and amortization expense	(74,522)	(67,943)	(152,733)	(138,269)
Other expenses	(114)	(115)	(230)	(230)
Interest expense	(90,640)	(68,663)	(179,291)	(139,516)
Interest and other income, net	6,844	709	14,752	5,283

Total reconciling items	(205,800)	(171,933)	(414,078)	(344,353)

Total earnings before minority interest	$235,547	$150,266	$498,863	$315,167

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets:
Property operations (7):
North America	$7,700,864	$7,960,432
Europe	2,114,349	1,295,207
Asia	657,156	633,623

Total property operations segment	10,472,369	9,889,262

Fund management:
North America	424,648	416,909
Europe	451,509	430,761
Asia	187,514	134,170

Total fund management segment	1,063,671	981,840

CDFS business:
North America	1,356,548	1,312,883
Europe	2,193,196	1,456,064
Asia	816,107	802,464

Total CDFS business segment	4,365,851	3,571,411

Total segment assets	15,901,891	14,442,513

Other – North America	470,611	488,987
Reconciling items:
Investments in and advances to other unconsolidated investees	104,511	114,547
Cash and cash equivalents	942,204	475,791
Accounts receivable	67,748	129,880
Other assets	573,348	194,649
Discontinued operations – assets held for sale	44,114	57,158

Total reconciling items	1,731,925	972,025

Total assets	$18,104,427	$15,903,525

(1)	Includes rental income of our distribution and retail properties.

(2)	Includes fund management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds along with interest earned on advances to the property funds, if any. See Note 3 for further information.

(3)	Includes proceeds from CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of the earnings or losses recognized under the equity method from our investments in CDFS joint ventures.

(4)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired or developed.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(7)	Includes properties that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party, as follows (in thousands):

	June 30, 2007		December 31, 2006
	Number of		Number of
	Properties	Investment	Properties	Investment
North America	97	$899,174	114	$1,190,706
Europe	108	2,025,413	69	1,273,314
Asia	28	613,182	22	596,981

Total	233	$3,537,769	205	$3,061,001

13. Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the six months ended June 30, 2007 and 2006 are as follows:
•	We received $207.6 million and $74.9 million of equity interests in unconsolidated property funds as a portion of our proceeds from the contribution of properties to these property funds during the six months ended June 30, 2007 and 2006, respectively.

•	We capitalized portions of the total cost of our share-based compensation awards of $5.2 million and $3.2 million to the investment basis of our real estate and other assets during the six months ended June 30, 2007, and 2006, respectively.

•	We assumed $23.5 million and $81.7 million of secured debt and other liabilities during the six months ended June 30, 2007 and 2006, respectively, in connection with the acquisition of properties.

•	During the six months ended June 30, 2007, we recorded $18.0 million of minority interest liabilities associated with investments made during this period in entities in which we consolidate and own less than 100%.

•	We settled $1.6 million and $6.5 million of minority interest liabilities with the conversion of limited partnership units into 128,000 common shares and 180,000 common shares during the six months ended June 30, 2007 and 2006, respectively.

•	We recognized net foreign currency translation gains of $23.7 million and $34.7 million during the six months ended June 30, 2007 and 2006, respectively.

•	As partial consideration for properties we contributed in March 2006 to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 3 for further discussion of this transaction.

•	In connection with the purchase in January 2006 of the 80% ownership interests from our fund partner in Funds II-IV, we assumed $418.0 million of secured debt. See Note 3 for further discussion of this transaction.

•	During the six months ended June 30, 2006, as partial consideration for the sale of a property, a third party assumed an outstanding mortgage note in the amount of $42.9 million.
     The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2007 and 2006 was $182.1 million and $146.6 million, respectively.
     See also the discussion of the Parkridge Acquisition in Note 2 and the discussion of FIN 48 and other income tax matters in Note 5.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14. Derivative Financial Instruments:
     We use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
     The following table summarizes the activity in our derivative instruments (in millions):

	For the six months ended June 30,
	2007			2006
	Foreign	Foreign	Interest	Foreign	Foreign	Interest
	Currency	Currency	Rate	Currency	Currency	Rate
	Put Options (1)	Forwards (2)	Swaps (3)	Put Options (1)	Forwards (2)	Swaps (3)
Notional amounts at January 1	$54.7	$661.0	$—	$—	$—	$—
New contracts	—	2,637.1	959.2	169.3	175.1	250.0
Matured or expired contracts	(54.7)	(508.7)	(500.0)	(45.8)	(175.1)	—

Notional amounts at June 30	$—	$2,789.4	$459.2	$123.5	$—	$250.0

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. These contracts do not qualify for hedge accounting treatment and are marked-to-market through earnings in foreign currency exchange gains, net, at the end of each period. We recognized a net gain of $0.2 million and a net loss of $1.1 million in earnings for the six months ended June 30, 2007 and 2006, respectively.

(2)	The foreign currency forward contracts are designed to primarily manage the foreign currency fluctuations of intercompany loans. These contracts allow us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. We had an aggregate $1.8 billion notional amount of forward contracts related to intercompany loans at June 30, 2007. These contracts are not designated as hedges and are marked-to-market through earnings in foreign currency exchange gains, net. We recognized a net loss of $28.0 million and a net gain of $1.9 million in earnings for the six months ended June 30, 2007 and 2006, respectively. These amounts are substantially offset by the remeasurement gains and losses recognized on the intercompany loans over the term of the loan.

At June 30, 2007, we had several foreign currency forward contracts outstanding that we purchased to manage the foreign currency fluctuations of the purchase price of MPR, as further discussed in Note 15. These contracts, which were entered into during the second quarter of 2007 and had an aggregate $1.0 billion notional value, allowed us to sell Australian dollars at a fixed exchange rate to the U.S. dollar. Derivative instruments used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment and are marked-to-market through earnings in foreign currency exchange gains, net. We recognized a net gain of $9.3 million in earnings for the six months ended June 30, 2007. The contracts settled in July 2007 in connection with the completed acquisition.

(3)	During 2007, we entered into several interest rate swap contracts associated with three primary anticipated debt issuances.
•	In February 2007, we entered into an aggregated $500.0 million notional amount of contracts associated with a future debt issuance. All of these contracts were designated as cash flow hedges, qualified for hedge accounting treatment and allowed us to fix a portion of the interest rate associated with the anticipated issuance of senior notes (see Note 10). In March 2007, in connection with the issuance of senior notes, we unwound the contracts, recognized a decrease in value of $1.4 million associated with these contracts in other comprehensive income in shareholders’ equity and began amortizing as an increase to interest expense as interest payments are made on the senior notes.

•	In June 2007, we entered into a contract with a $188.0 million notional amount, which represents our share of future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund III (see Note 15). This contract qualified for hedge accounting treatment and was marked-

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
to-market through other comprehensive income in shareholders’ equity. During the six months ended June 30, 2007, we recognized a $1.8 million decrease in value in other comprehensive income.

•	In June 2007, we entered into an aggregated $271.2 million notional amount of contracts associated with future debt issuances of the ProLogis North American Properties Fund V. These contracts did not originally qualify for hedge accounting treatment and were marked-to-market through earnings resulting in a net loss of $0.8 million in earnings. As discussed earlier, we own 100% of this property fund as of July 11, 2007 at which time these contracts qualify for hedge accounting and any future changes in value will be recognized in other comprehensive income in shareholders’ equity.
15. Subsequent Events:
     On July 11, 2007, we completed the previously announced acquisition of all of the units in MPR. As of June 30, 2007, MPR owned 88.7% of ProLogis North American Properties Fund V. The total consideration was approximately $2.0 billion consisting of cash in the amount of $1.2 billion and assumed debt and other liabilities of $0.8 billion. The cash portion of the transaction was financed primarily with borrowings under a credit agreement (the “Credit Agreement”) among certain subsidiaries of ProLogis and an affiliate of Citigroup USA, Inc (“Citigroup”). The Credit Agreement provides for a $473.1 million term loan and a $646.2 million convertible loan. The term loan matures on the first anniversary of the Credit Agreement, subject to extension at our option, and bears interest at the federal funds rate plus a margin or LIBOR plus a margin, at our option. The interest rate on July 11, 2007 was 6.07%. The convertible loan matures on the fifth anniversary of the Credit Agreement and may be converted by Citigroup into equity of one of our subsidiaries at anytime between 21 and 45 days after the date of the Credit Agreement, and bears interest at the federal funds rate plus a margin or LIBOR plus a margin, at our option. The interest rate on July 11, 2007 was 6.82%. As a result of this transaction, on July 11, 2007, we own 100% of ProLogis North American Properties Fund V.
     In July 2007, we formed a new property fund, ProLogis North American Industrial Fund III, to acquire a portfolio of distribution properties. The total consideration for the acquisition was approximately $1.8 billion, including transaction costs. The acquisition included 122 properties, comprising 24.7 million square feet of distribution space in Reno and Las Vegas, Nevada; Eastern Pennsylvania; Chicago, Illinois and Southern California. Our investment of $143.6 million represents a 20% ownership interest in this newly formed property fund, for which we will act as manager, and was funded by borrowings on our Global Line. The remaining 80% of the property fund is owned by an affiliate of Lehman Brothers, who also acted as advisor to the fund and provided debt financing. In a related transaction, we directly acquired 518 acres of land for future development of up to 9.3 million square feet of distribution space for $47.3 million.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of June 30, 2007, and the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2007 and 2006, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of ProLogis’ management.
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
August 7, 2007

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
Summary of the six months ended June 30, 2007
     The fundamentals of our business continued to be strong in 2007. We increased our net operating income from our property operations segment to $365.0 million for the six months ended June 30, 2007 from $317.9 million from the same period in 2006. The increase was primarily a result of us owning a larger operating portfolio during the first six months of 2007 over the same period in 2006, as well as an increase in same store net operating income (as defined below) for these assets. Our direct-owned operating portfolio has increased due to acquisitions and development of 97 operating properties, offset by contributions and dispositions of 162 properties, bringing our direct-owned operating portfolio to 1,408 properties at June 30, 2007. The timing of our contributions impacts the net operating income recognized in this segment.
     Our net operating income from the fund management segment was $80.4 million for the six months ended June 30, 2007, compared to $126.3 million for the same period in 2006. In the first quarter of 2006, we recognized $59.1 million of earnings and incentive returns associated with the termination of three of the unconsolidated property funds as further discussed below. Excluding these items in 2006, net operating income from this segment increased $13.2 million, or 19.6%, due primarily to an increase in the number of properties managed by us on behalf of the property funds.
     We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and CDFS joint ventures, to 413.0 million square feet at June 30, 2007 from 391.4 million square feet at December 31, 2006. Our stabilized leased percentage (as defined below) was 95.2% at June 30, 2007, compared with 95.3% at December 31, 2006. Our same store net operating income increased by 5.9% and our same store average occupancy increased by 3.4% in the first six months of 2007 over the same period in 2006. Same store rental rates increased 7.8% in the first six months of 2007.
     Net operating income of the CDFS business segment increased in the six months ended June 30, 2007 to $453.9 million, compared to $204.8 million for the same period in 2006, due primarily to increased levels of contributions brought about by increased development activity, as well as higher margins. During the six months ended June 30, 2007, we started development on projects with a total expected cost at completion of $1.3 billion and completed development projects with a total expected cost of $1.2 billion. We believe our strong development and leasing activity throughout 2006 and into 2007, along with the access to capital through the property funds, will continue to support increased contribution activity to the property funds.
     Key Transactions in 2007
•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge, a European developer. The total purchase price was $1.3 billion and resulted in the addition of 6.3 million square feet of operating distribution properties, including 0.7 million square feet under development, and 1,139 acres of land for development in the United Kingdom and Central Europe (see Note 2 to our Consolidated Financial Statements in Item 1).

•	In March 2007, we issued $1.25 billion of 2.25% convertible senior notes due 2037 (see Note 10 to our Consolidated Financial Statements in Item 1).

•	In the first half of 2007, we generated aggregate net proceeds of $2.1 billion and recognized aggregate gains of $621.4 million from contributions and dispositions on properties as follows:
–	Contributions of CDFS properties and sales of land generated $1.4 billion of proceeds and $441.0 million of gains. This is subsequent to the deferral of $110.7 million of proceeds related to our ongoing ownership in the property funds that acquired the properties.

–	Dispositions of 55 CDFS and non-CDFS properties and one parcel of land subject to a ground lease to third parties, which are included in discontinued operations, generated net proceeds of $339.5 million and $56.3 million of gains.

–	Contributions of 66 non-CDFS properties to ProLogis North American Industrial Fund generated net proceeds of $332.8 million and gains of $124.1 million.
•	During the six months ended June 30, 2007, in addition to the Parkridge acquisition, we acquired 3.3 million square feet of operating properties with a total expected investment of $218.0 million, primarily for future contribution to a property fund or, in certain cases, to be held for long-term investment.

•	On July 11, 2007, we closed on the acquisition of all of the units in MPR, an Australian listed property trust that had an 88.7% ownership interest in ProLogis North American Properties Fund V as of June 30, 2007. After the acquisition, we own 100% of ProLogis North American Properties Fund V (see Note 15 to our Consolidated Financial Statements in Item 1 for additional information on the acquisition).

•	In July 2007, we formed a new property fund, in which we have a 20% ownership interest, that completed the acquisition of $1.8 billion of distribution properties in North America (see Note 15 to our Consolidated Financial Statements in Item 1 for additional information).
Results of Operations
Six months ended June 30, 2007 and 2006
     Information for the six months ended June 30, regarding net earnings attributable to common shares was as follows:

	2007	2006
Net earnings attributable to common shares (in thousands)	$636,195	$351,556
Net earnings per share attributable to common shares — Basic	$2.49	$1.44
Net earnings per share attributable to common shares — Diluted	$2.39	$1.39
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

	June 30, 2007		December 31, 2006		June 30, 2006
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations (1)	1,408	203,748	1,473	204,674	1,462	197,351
Fund management	955	204,319	843	181,273	803	172,636
CDFS business (2)	32	4,961	32	5,474	26	4,303

Totals	2,395	413,028	2,348	391,421	2,291	374,290

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet
June 30, 2007	233	51,988
December 31, 2006	205	49,792
June 30, 2006	161	41,732

(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).
     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 95.2% leased at June 30, 2007, 95.3% leased at December 31, 2006 and 95.2% leased at June 30, 2006. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.
Same Store Analysis
     We evaluate the operating performance of the properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly and indirectly, by the property funds and by the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for the full quarter in which it was disposed and the corresponding period of the prior year. The same store portfolio aggregated 338.7 million square feet at June 30, 2007.
     Same store results were as follows:
•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 5.9% for the six months ended June 30, 2007 over the same period in 2006, due to a 6.6% increase in rental income, partially offset by a 9.1% increase in rental expenses.

•	Average occupancy in the same store portfolio increased 3.4% for the six months ended June 30, 2007 over the same period in 2006.

•	The same store portfolio’s rental rates associated with leasing activity for space that has been previously leased by us increased by 7.8% for the six months ended June 30, 2007. During the same period of 2006, same store rental rates increased 0.2%.

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
     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees and adjustments excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $2.3 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.
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
Operational Outlook
     Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. Growth in global trade continues to support our market fundamentals, which in turn, supports the consistent leasing activity in our global development pipeline. During the twelve-month period ending June 30, 2007, we executed 97.8 million square feet of leases, including 27.1 million square feet of initial leasing activity in new developments and repositioned acquisitions, bringing our stabilized portfolio to 95.2% leased at June 30, 2007. Market rental rates are increasing in many of our markets and we have experienced positive rental rate growth, in the aggregate, for the past five quarters. As a result, we expect to continue to see increasing rents in most of our markets and absorption of available space to continue to be strong throughout 2007. An important fundamental to our long-term growth is repeat business with our global customers. Historically, approximately half of the space leased in our newly developed properties is with repeat customers (41% for 2007).
Property Operations Segment
     The net operating income of the property operations segment consists of rental income and rental expenses from the distribution and retail operating properties that we own directly. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds are all reported in rental expenses in the property operations segment. The rental income and expenses of operating properties that we developed or acquired in the CDFS business segment are included in the property operations segment during the interim period from the date of completion or acquisition through the date the properties are contributed or sold. See Note 12 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest. The net operating income from the property operations segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands).

	Six months ended
	June 30,
	2007	2006
Rental income	$510,164	$424,247
Rental expenses	145,130	106,298

Total net operating income — property operations segment	$365,034	$317,949

     The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses for each period. During the first six months of 2007, we contributed 106 properties to the property funds. When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the fund management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses. The increases in rental income and rental expenses, in 2007 over 2006, are due principally to the increase in properties owned during the period and increases in the net operating income of the same store properties we own directly. In addition, rental expense recoveries of $106.0 million and $89.5 million for the six months ended June 30, 2007 and 2006, respectively, are included in rental income and offset some of the increases in rental expenses. The increase in the number of properties under management has also contributed to the increase in rental expenses.
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
     The net operating income from the fund management segment was as follows (in thousands):

	Six months ended
	June 30,
	2007	2006
North American property funds (1)	$31,412	$84,866
ProLogis European Properties (“PEPR”) (2)	35,360	30,597
Japan property funds (3)	13,580	10,848

Total net operating income — fund management segment	$80,352	$126,311

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 10 funds at June 30, 2007 and 2006. Our ownership interests ranged from 11.3% to 50.0% at June 30, 2007. These property funds on a combined basis owned 619 and 497 properties at June 30, 2007 and 2006, respectively.

In July 2007, we completed the previously announced acquisition of all of the units in MPR. See Note 15 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

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

(2)	Represents the income earned by us from our investment in PEPR. PEPR owned 293 and 281 properties at June 30, 2007 and 2006, respectively. Our ownership interest in PEPR was 24.8% at June 30, 2007 and

20.6% at June 30, 2006. See Note 3 to our Consolidated Financial Statements in Item 1 for more information regarding PEPR.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan. These two property funds on a combined basis owned 43 and 25 properties at June 30, 2007 and 2006, respectively.
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
     For the six months ended June 30, 2007, our net operating income in this segment was $453.9 million as compared to $204.8 million for the same period in 2006, an increase of $249.1 million. Net operating income of this segment increased $256.6 million when the gains from dispositions of CDFS business assets recognized as discontinued operations are included. In 2007 and 2006, 30.4% and 47.9% of the net operating income of this operating segment was generated in North America, 17.4% and 47.1% was generated in Europe and 52.2% and 5.0% was generated in Asia, respectively.
     The CDFS business segment’s net operating income includes the following components (in thousands):

	Six months ended
	June 30,
	2007	2006
CDFS transactions in continuing operations:
Disposition proceeds, prior to deferral (1)	$1,467,390	$758,381
Proceeds deferred and not recognized (2)	(110,737)	(33,926)
Recognition of previously deferred amounts (2)	—	14,409
Cost of CDFS dispositions (1)	(915,675)	(586,838)

Net gains	440,978	152,026
Development management and other income	13,615	15,426
Interest income on notes receivable	6,157	9,322
Net earnings (losses) from CDFS joint ventures (3)	(1,752)	33,744
Other expenses and charges	(5,104)	(5,717)

Total net operating income — CDFS business segment	$453,894	$204,801

CDFS transactions recognized as discontinued operations (4):
Disposition proceeds	$173,298	$105,451
Cost of dispositions	(150,761)	(90,461)

Net CDFS gains in discontinued operations	$22,537	$14,990

(1)	During the six months ended June 30, 2007, we contributed 40 CDFS buildings to the property funds (20 in North America, fifteen in Europe and five in Japan) and disposed of one building to a third party that was developed under a pre-sale agreement. This compares with 2006 when we contributed 36 buildings to the property funds (16 in North America, 19 in Europe and one in Japan). In addition, we recognized net gains of $88.4 million and $14.5 million from the disposition of land parcels during the six months ended June 30, 2007 and 2006, respectively.

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

When a property that we originally contributed to an unconsolidated investee is disposed of to a third party, we recognize a gain during the period that the disposition occurs related to the proceeds we had previously deferred, in addition to our proportionate share of the gain or loss recognized by the entity. Further, during periods when our ownership interest in a property fund decreases, we recognize gains to the extent that proceeds were previously deferred to coincide with our new ownership interest in the property fund. In this regard, during the six months ended June 30, 2006, we recognized $12.5 million related to the termination of Funds II-IV in the first quarter of 2006.

(3)	Represents the net earnings or losses we recognized under the equity method from our investments in CDFS joint ventures. During the six months ended June 30, 2006, we recognized $27.0 million for our share of the earnings of a CDFS joint venture, LAAFB JV, that redeveloped and exchanged land parcels. This entity substantially completed its operations later in 2006 when the land was sold.

(4)	Includes four CDFS properties aggregating 0.4 million square feet and one land parcel subject to a ground lease, and five CDFS business properties aggregating 0.6 million square feet, which were sold to third parties during the six months ended June 30, 2007 and 2006, respectively, that met the criteria to be presented as discontinued operations.
     The level and timing of income generated from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to identify and secure sites for redevelopment; (iv) our ability to generate a profit from these activities; and (v) our success in raising capital to be used by the property funds to acquire the properties we have to contribute. The margins earned in this segment may vary quarter to quarter depending on a number of factors, including the type of property contributed, the market in which the land parcel and property are located, and other market conditions. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. Overall, we believe that the continued demand for state-of-the-art distribution properties has resulted in improved leasing activity, which helps support our CDFS business segment. We continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.
Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $100.6 million and $75.3 million for the six months ended June 30, 2007 and 2006, respectively. The increases in general and administrative expenses are due primarily to our continued investment in the infrastructure necessary to support our business growth and expansion into new international markets, the formation of new property funds, our growing portfolio of properties through acquisitions and the growth in our CDFS business segment. This increase in infrastructure includes additional headcount and a higher level of performance based compensation. Also in 2007, we recognized $8.0 million of employee departure costs, including $5.0 million related to the departure of our Chief Financial Officer in March 2007 and $3.0 million related to employees whose responsibilities became redundant after the acquisition of Parkridge.
     Depreciation and Amortization
     Depreciation and amortization expenses were $152.7 million and $138.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase in 2007 over 2006 is due to the real estate assets and intangible lease assets acquired in acquisitions and, to a lesser extent, improvements made to the properties in our property operations segment.

     Other Expenses
     During the second quarter of 2007, we recognized an impairment charge of $12.6 million related to certain properties held and used in our property operations segment.
     Interest Expense
     The following table presents the components of interest expense (in thousands):

	Six months ended
	June 30,
	2007	2006
Gross interest expense	$232,876	$189,970
Amortization of premium, net	(5,687)	(7,106)
Amortization of deferred loan costs	5,291	3,358

Interest expense before capitalization	232,480	186,222
Capitalization of interest	(53,189)	(46,706)

Net interest expense	$179,291	$139,516

     The increase in interest expense for the six months ended June 30, 2007, as compared with the same period in 2006, is due to increases in our borrowings, resulting from individual and portfolio acquisitions, including the Parkridge acquisition, increased development activity and our increased investments in property funds and CDFS joint ventures, offset somewhat by a decrease in our weighted average interest rates and additional capitalized interest. The decrease in our weighted average interest rates is due primarily to our issuance of $1.2 billion of convertible senior notes in March 2007 with a coupon rate of 2.25%. The increase in capitalized interest for the six months ended June 30, 2007, as compared with the same period in 2006, is due to the increase in our development activities.
     Gains Recognized on Dispositions of Certain Non-CDFS Business Assets
     During the six months ended June 30, 2007 and 2006, we recognized gains of $124.1 million and $13.7 million on the disposition of 66 properties and 12 properties, respectively, from our property operations segment to certain of the unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.
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
     During the six months ended June 30, 2007 and 2006, we recognized net gains of $9.2 million and $7.2 million, respectively, principally resulting from certain inter-company debt transactions and the remeasurement of the Australian dollar forward contracts. The intercompany debt transactions include the remeasurement and settlement of the loans and the gains and losses on the derivative instruments we enter into related to the loans. Due to the timing of these transactions, we recognized net losses of $10.9 million on these transactions during the first quarter of 2007 and net gains of $13.4 million during the second quarter of 2007, resulting in net gains of $2.5 million for the six months ended June 20, 2007. During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR, as further discussed in Note 15 to the consolidated financial statements in Item 1, which was denominated in Australian dollars. As contracts used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment, these contracts were marked-to-market through earnings. During the three and six months ended June 30, 2007, we recognized net gains of $9.3 million from the remeasurement of these contracts. The contracts settled in July 2007 in connection with the completed acquisition.
     Income Taxes
     During the six months ended June 30, 2007 and 2006, our current income tax expense was $44.7 million and $41.1 million, respectively. During the six months ended June 30, 2007, we recognized a deferred tax benefit of $6.2 million, compared with deferred tax expense of $5.6 million in the same period of 2006. The change in deferred taxes is primarily due to timing. See Note 5 to our Consolidated Financial Statements in Item 1.
     Discontinued Operations
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as discontinued operations in the statements of earnings. During 2007 and 2006, we disposed of 55 and 89 properties, respectively, as well as land subject to a ground lease in 2007, to third parties that were previously included in our property operations segment. The results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations. In addition, as of June 30, 2007, we had 14 properties classified as held for sale and therefore, the results of operations of those properties are also included in discontinued operations. See Note 6 to our Consolidated Financial Statements in Item 1.
Three Months Ended June 30, 2007 and 2006
     The changes in net earnings attributable to common shares and its components for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, are similar to the changes for the six month periods ended on the same dates or are separately discussed above.
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
     On July 11, 2007, we completed the previously announced acquisition of all of the units in MPR. As of June 30, 2007, MPR owned 88.7% of ProLogis North American Properties Fund V. The total consideration was approximately $2.0 billion consisting of cash in the amount of $1.2 billion and assumed debt and other liabilities of $0.8 billion. The cash portion of the transaction was financed primarily with borrowings under the Credit Agreement among certain subsidiaries of ProLogis and an affiliate of Citigroup. The Credit Agreement provides for a $473.1 million term loan and a $646.2 million convertible loan. The term loan matures on the first anniversary of the Credit Agreement, subject to extension at our option, and bears interest at the federal funds rate plus a margin or LIBOR plus a margin, at our option. The interest rate on July 11, 2007 was 6.07%. The convertible loan matures on the fifth anniversary of the Credit Agreement and may be converted by Citigroup into equity of one of our subsidiaries at anytime between 21 and 45 days after the date of the Credit Agreement, and bears interest at the federal funds rate plus a margin or LIBOR plus a margin, at our option. The interest rate on July 11, 2007 was 6.82%. As a result of this transaction, on July 11, 2007, we own 100% of ProLogis North American Properties Fund V.
     In July 2007, we formed a new property fund, ProLogis North American Industrial Fund III, to acquire a portfolio of distribution properties. The total consideration for the acquisition was approximately $1.8 billion, including transaction costs. The acquisition included 122 properties comprising 24.7 million square feet of distribution space in Reno and Las Vegas, Nevada; Eastern Pennsylvania; Chicago, Illinois and Southern California. Our investment of $143.6 million represents a 20% ownership interest in this newly formed property fund, for which we will act as manager, and was funded by borrowings on our Global Line. The remaining 80% of the property fund is owned by an affiliate of Lehman Brothers, who also acted as advisor to the fund and provided debt financing. In a related transaction, we directly acquired 518 acres of land for future development of up to 9.3 million square feet of distribution space for $47.3 million.
     In addition to common share distributions and preferred share dividend requirements and the acquisition of all of the units in MPR as discussed above, we expect our primary short and long-term cash needs will consist of the following for the remainder of 2007 and future years:
•	development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	acquisitions of properties in the CDFS business segment;

•	acquisitions of land for future development in the CDFS business segment;

•	investments in current or future unconsolidated property funds, including our investment in ProLogis North American Industrial Fund III discussed above;

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment;

•	capital expenditures on properties; and

•	scheduled principal and interest payments.
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
Commitments related to future contributions to Property Funds
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.5 billion from third party investors of which $811.2 million was unfunded at June 30, 2007.
     We are committed to offer to contribute all of our stabilized development properties available in Japan to ProLogis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $163.7 million was unfunded at June 30, 2007.
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
Cash Provided by Operating Activities
     Net cash provided by operating activities was $612.6 million and $353.4 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash provided by operating activities in 2007 over 2006 is due to the increase in earnings, adjusted for non-cash items, which is more fully discussed above, and changes in operating assets and liabilities. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
Cash Investing and Cash Financing Activities
     For the six months ended June 30, 2007 and 2006, investing activities used net cash of $1.1 billion and $1.0 billion, respectively. The following is a listing of significant activities for both periods presented:
•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $741.2 million. See Note 2 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

•	We invested $2.3 billion in real estate during the six months ended June 30, 2007, excluding the Parkridge acquisition, and $1.9 billion for the same period in 2006. These amounts include the acquisition of operating properties (18 properties and 39 properties with an aggregate purchase price of $204.9 million and $416.1 million in 2007 and 2006, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At June 30, 2007, we had 123 properties aggregating 32.2 million square feet under development, with a total expected investment of $2.4 billion.

•	We invested cash of $62.2 million and $117.6 million during the six months ended June 30, 2007 and 2006, respectively, in new, existing and potential unconsolidated investees, excluding the investment in the Parkridge retail business. In January 2006, we invested $55.0 million in a preferred interest in ProLogis North American Properties Fund V, which we subsequently sold in August 2006.

•	We received proceeds from unconsolidated investees as a return of investment of $49.2 million and $28.2 million during the six months ended June 30, 2007 and 2006, respectively. The proceeds in 2007 include $18.7 million received from the liquidation of an investment in an unconsolidated investee.

•	We generated net cash from contributions and dispositions of properties and land parcels of $2.0 billion and $1.2 billion during the six months ended June 30, 2007 and 2006, respectively.

•	We invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in Funds II-IV during the first quarter of 2006. See Note 3 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

•	We generated net cash proceeds from payments on notes receivable of $40.3 million and $59.8 million during the six months ended June 30, 2007 and 2006, respectively.
     For the six months ended June 30, 2007 and 2006, financing activities provided net cash of $917.4 million and $791.7 million, respectively. The following is a listing of significant activities for both periods presented:
•	In March 2007, we issued $1.25 billion aggregate principal amount of 2.25% convertible senior notes due 2037. We used the net proceeds of the offering to repay a portion of the outstanding balance under our Global Line and for general corporate purposes.

•	On our lines of credit, including the Global Line, we had net payments of $277.5 million for the six months ended June 30, 2007 and net borrowings of $218.2 million for the six months ended June 30, 2006.

•	On our other debt, we had net borrowings of $210.9 million and $769.5 million for the six months ended June 30, 2007 and 2006, respectively. In 2007, we received proceeds of $600.1 million under a new senior unsecured facility that were used to partially finance the Parkridge acquisition (see Note 10 to our Consolidated Financial Statements in Item 1). This was partially offset by payments we made on our senior notes, secured debt and assessment bonds. In 2006, we received proceeds from the issuance of $850.0 million of senior notes, which were offset slightly by payments made on our senior notes, secured debt and assessment bonds.

•	We generated proceeds from the sale and issuance of common shares of $17.4 million and $26.1 million for the six months ended June 30, 2007 and 2006, respectively.

•	We paid distributions of $235.9 million and $195.7 million to our common shareholders during the six months ended June 30, 2007 and 2006, respectively. We paid dividends on preferred shares of $12.7 million for both the six months ended June 30, 2007 and 2006.
Borrowing Capacities
     At June 30, 2007, we had available credit facilities, including the Global Line, of $3.5 billion. Under these facilities, at June 30, 2007, we had outstanding borrowings of $2.2 billion and $128.9 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of $1.2 billion.

Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $1.5 billion at June 30, 2007, of which $1.1 billion relates to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at June 30, 2007 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership%
ProLogis California	$596.9	$322.5	50.0
ProLogis North American Properties Fund I	328.3	242.3	41.3
ProLogis North American Properties Fund V	1,548.4	828.3	11.3
ProLogis North American Properties Fund VI	505.9	307.0	20.0
ProLogis North American Properties Fund VII	378.8	228.7	20.0
ProLogis North American Properties Fund VIII	189.6	112.0	20.0
ProLogis North American Properties Fund IX	191.4	121.3	20.0
ProLogis North American Properties Fund X	216.6	135.0	20.0
ProLogis North American Properties Fund XI	225.6	65.9	20.0
ProLogis North American Industrial Fund	2,043.6	1,207.5	20.6
ProLogis European Properties	5,112.2	2,876.7	24.8
ProLogis Japan Properties Fund I	1,126.0	503.3	20.0
ProLogis Japan Properties Fund II	1,568.1	674.7	20.0

Total property funds	$14,031.4	$7,625.2

(1)	As of June 30, 2007, we had no outstanding guarantees related to any debt of the unconsolidated property funds.
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
     In December 2006, our Board approved an increase in the annual distribution for 2007 from $1.60 to $1.84 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. We paid a distribution of $0.46 per common share for the first quarter of 2007 on February 28, 2007 and a distribution of $0.46 per common share for the second quarter of 2007 on May 31, 2007.
     At June 30, 2007, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
     Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
     Other Commitments
     At June 30, 2007, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately 3.2 million square feet at an estimated total acquisition cost of approximately $136.4 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.

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
     FFO attributable to common shares as defined by us was $639.6 million and $454.2 million for the six months ended June 30, 2007 and 2006, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Six months ended
	June 30,
	2007	2006
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$636,195	$351,556

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	147,442	133,454
Adjustments to CDFS dispositions for depreciation	(2,337)	466
Gains recognized on dispositions of certain non-CDFS business assets	(124,085)	(13,709)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(32,125)	(50,651)
Real estate related depreciation and amortization	2,208	7,034

Totals discontinued operations	(29,917)	(43,617)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	39,209	29,824
Gains on dispositions of non-CDFS business assets	(1,888)	(111)
Other amortization items	(3,949)	(12,132)

Totals unconsolidated investees	33,372	17,581

Totals NAREIT defined adjustments	24,475	94,175

Subtotals — NAREIT defined FFO	660,670	445,731

Add (deduct) our defined adjustments:
Foreign currency exchange (gains) losses, net	(17,376)	927
Current income tax expense	3,038	4,724
Deferred income tax (benefit) expense	(6,182)	5,582
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange gains, net	(173)	(1,013)
Deferred income tax benefit	(359)	(1,742)

Totals unconsolidated investees	(532)	(2,755)

Totals our defined adjustments	(21,052)	8,478

FFO attributable to common shares as defined by us	$639,618	$454,209

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We define our market risk exposure as: (i) the potential loss in future earnings and cash flows due to interest rate exposure and (ii) the potential loss in future earnings with respect to foreign currency exchange exposure.

Interest Rate Risk
     Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we borrow on a fixed rate basis for longer-term debt issuances. In anticipation of a financing expected to occur in early 2007, we entered into several interest rate swap contracts that were designated as cash flow hedges to fix the interest rate on a portion of the expected financing. The financing occurred in March 2007 with the issuance of $1.25 billion of convertible senior notes. At June 30, 2007, we had interest rate swap contracts outstanding with an aggregate notional amount of $459.2 million.
     Our primary interest rate risk is created by our variable rate lines of credit and other variable rate debt. During the first quarter of 2007, in connection with the Parkridge acquisition, we entered into a $600.0 million senior unsecured facility that bears interest at LIBOR plus a margin. At June 30, 2007, we had outstanding borrowings of $2.2 billion on our variable rate lines of credit and $0.9 billion of other variable rate debt, including the new facility. Based on the results of a sensitivity analysis with a 10% adverse change in interest rates on our variable rate debt, our estimated market risk exposure was approximately $6.2 million on our cash flow for the six months ended June 30, 2007.
     See Notes 10 and 14 to our Consolidated Financial Statements in Item 1 for more discussion of our debt and information related to instruments we utilize to manage certain of these risks.
Foreign Currency Risk
     We primarily incur foreign currency exchange risk related to third party and intercompany debt of our foreign consolidated subsidiaries and unconsolidated investees that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of this debt results in the recognition of foreign currency exchange gains or losses. We use foreign currency forward contracts to manage the foreign currency fluctuations of certain intercompany loans. During the second quarter of 2007, we also entered into foreign currency forward contracts related to the acquisition of MPR that was completed in July 2007. We used the foreign currency forward contracts to manage the risk associated with the purchase price denominated in Australian dollars. These contracts allowed us to sell foreign currency at a fixed exchange rate to the U.S. dollar. At June 30, 2007, we had forward contracts for euros, pound sterling and Australian dollars outstanding with an aggregate notional amount of $2.8 billion.
     We primarily use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income (operating income net of foreign denominated interest expense) of our foreign consolidated subsidiaries and unconsolidated investees. At June 30, 2007, we had no put option contracts outstanding.
     See Note 14 to our Consolidated Financial Statements in Item 1 for more information related to instruments we utilize to manage certain of these risks.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1A. Risk Factors
     As of June 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our 2006 Annual Report on
Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the second quarter of 2007, we issued 128,000 common shares upon exchange of limited partnership units in our majority-owned and consolidated real estate partnerships, in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders on May 15, 2007, our shareholders elected the following Trustees to office to serve until the annual meeting of shareholders in the year 2008 (of the total 256,273,263 common shares outstanding on the record date of March 12, 2007, 228,708,063 common shares were voted at the meeting), as follows:

Trustee Name	Votes For	Shares Withheld
K. Dane Brooksher	225,133,563	3,574,500
Stephen L. Feinberg	224,092,408	4,615,655
George L. Fotiades	209,512,418	19,195,645
Christine N. Garvey	224,954,250	3,753,813
Donald P. Jacobs	224,918,063	3,790,000
Walter C. Rakowich	225,171,736	3,536,327
Nelson C. Rising	225,146,700	3,561,363
Jeffrey H. Schwartz	225,196,070	3,511,993
D. Michael Steuert	226,013,778	2,694,285
J. Andre Teixeira	226,020,549	2,687,514
William D. Zollars	149,412,342	79,295,721
Andrea M. Zulberti	226,013,170	2,694,893
     In addition, at the annual meeting, ProLogis’ shareholders approved the audit committee’s engagement of KPMG LLP as the Company’s independent auditors for 2007. There were 227,414,451 common shares in favor, 71,589 common shares against and 1,222,023 common shares abstaining from the proposal.
Item 5. Other Information
     None.
Item 6. Exhibits
10.1	Advisory Agreement between ProLogis and K. Dane Brooksher

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Senior Vice President and Chief Accounting Officer

Date: August 7, 2007

Index to Exhibits
10.1	Advisory Agreement between ProLogis and K. Dane Brooksher

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002