Form 10-Q
period 2007-09-30
PROLOGIS
filed 2007-11-07
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐ No ☑
     The number of shares outstanding of the Registrant’s common shares as of November 1, 2007 was 257,528,190.

PROLOGIS

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$282,579	$232,495	$813,114	$673,040
CDFS disposition proceeds:
Developed and repositioned properties	735,428	311,840	2,092,081	1,050,704
Acquired property portfolios	2,406,795	—	2,406,795	—
Property management and other fees and incentives	27,095	20,421	72,679	79,318
Development management and other income	10,321	11,099	23,936	26,525

Total revenues	3,462,218	575,855	5,408,605	1,829,587

Expenses:
Rental expenses	73,473	58,547	212,664	170,723
Cost of CDFS dispositions:
Developed and repositioned properties	572,668	234,216	1,488,343	821,054
Acquired property portfolios	2,338,186	—	2,338,186	—
General and administrative	52,326	37,787	152,971	113,085
Depreciation and amortization	72,497	69,634	225,206	207,876
Other expenses	3,550	2,977	21,484	8,924

Total expenses	3,112,700	403,161	4,438,854	1,321,662

Operating income	349,518	172,694	969,751	507,925

Other income (expense):
Earnings from unconsolidated property funds	46,688	11,215	81,456	78,629
Earnings from CDFS joint ventures and other unconsolidated investees	4,679	9,590	6,996	47,011
Interest expense	(107,964)	(77,417)	(287,255)	(216,933)
Interest income on notes receivable	2,950	3,914	9,107	13,236
Interest and other income, net	8,663	5,313	23,415	10,596

Total other income (expense)	(44,984)	(47,385)	(166,281)	(67,461)

Earnings before minority interest	304,534	125,309	803,470	440,464
Minority interest	(1,855)	(565)	(2,751)	(2,541)

Earnings before certain net gains	302,679	124,744	800,719	437,923
Gains recognized on dispositions of certain non-CDFS business assets	21,289	—	145,374	13,709
Foreign currency exchange gains, net	991	9,202	10,145	16,449

Earnings before income taxes	324,959	133,946	956,238	468,081

Income taxes:
Current income tax expense	14,204	34,824	58,949	75,913
Deferred income tax expense (benefit)	11,892	(22,362)	5,710	(16,780)

Total income taxes	26,096	12,462	64,659	59,133

Earnings from continuing operations	298,863	121,484	891,579	408,948

(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Discontinued operations:
Income attributable to disposed properties and assets held for sale	328	6,601	1,856	17,760
Gains recognized on dispositions:
Non-CDFS business assets	6,607	29,386	38,732	80,037
CDFS business assets	—	15,188	22,537	30,178

Total discontinued operations	6,935	51,175	63,125	127,975

Net earnings	305,798	172,659	954,704	536,923
Less preferred share dividends	6,354	6,354	19,065	19,062

Net earnings attributable to common shares	299,444	166,305	935,639	517,861
Other comprehensive income items:
Foreign currency translation gains	88,700	17,106	93,366	50,761
Unrealized losses on derivative contracts, net	(9,987)	(17,447)	(9,234)	(15,080)

Comprehensive income	$378,157	$165,964	$1,019,771	$553,542

Weighted average common shares outstanding — Basic	257,435	245,460	256,270	244,918

Weighted average common shares outstanding — Diluted	267,871	256,233	267,177	255,559

Net earnings per share attributable to common shares — Basic:
Continuing operations	$1.13	$0.47	$3.40	$1.59
Discontinued operations	0.03	0.21	0.25	0.52

Net earnings per share attributable to common shares — Basic	$1.16	$0.68	$3.65	$2.11

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$1.09	$0.45	$3.27	$1.54
Discontinued operations	0.03	0.20	0.24	0.50

Net earnings per share attributable to common shares — Diluted	$1.12	$0.65	$3.51	$2.04

Distributions per common share	$0.46	$0.40	$1.38	$1.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Real estate	$15,502,984	$13,953,999
Less accumulated depreciation	1,340,046	1,280,206

	14,162,938	12,673,793
Investments in and advances to unconsolidated investees	2,209,254	1,299,697
Cash and cash equivalents	550,272	475,791
Accounts and notes receivable	400,993	439,791
Other assets	1,309,096	957,295
Discontinued operations — assets held for sale	18,519	57,158

Total assets	$18,651,072	$15,903,525

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Debt	$9,574,635	$8,386,886
Accounts payable and accrued expenses	790,791	518,651
Other liabilities	774,314	546,129
Discontinued operations — assets held for sale	385	1,012

Total liabilities	11,140,125	9,452,678

Minority interest	69,102	52,268

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50.00 per share; $0.01 par value; 2,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25.00 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2007 and December 31, 2006	125,000	125,000
Common Shares; $0.01 par value; 257,282 shares issued and outstanding at September 30, 2007 and 250,912 shares issued and outstanding at December 31, 2006	2,573	2,509
Additional paid-in capital	6,386,977	6,000,119
Accumulated other comprehensive income	301,054	216,922
Retained earnings (distributions in excess of net earnings)	401,241	(170,971)

Total shareholders’ equity	7,441,845	6,398,579

Total liabilities and shareholders’ equity	$18,651,072	$15,903,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2007	2006
Operating activities:
Net earnings	$954,704	$536,923
Minority interest share in earnings	2,751	2,541
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(34,042)	(25,683)
Cost of share-based compensation awards	18,782	16,430
Depreciation and amortization	227,446	217,024
Amortization of deferred loan costs and net premium on debt	1,014	(5,272)
Gains recognized on dispositions of non-CDFS business assets	(184,106)	(93,746)
Impairment charges	12,600	—
Equity in earnings from unconsolidated investees	(88,452)	(125,640)
Distributions from and changes in operating receivables of unconsolidated investees	50,258	86,118
Unrealized foreign currency exchange losses (gains)	11,706	(9,141)
Deferred income tax expense (benefit)	5,710	(16,780)
Increase in accounts receivable and other assets	(122,978)	(235,438)
Increase in accounts payable and accrued expenses and other liabilities	199,665	219,288

Net cash provided by operating activities	1,055,058	566,624

Investing activities:
Real estate investments	(3,662,646)	(2,649,918)
Purchase of Macquarie ProLogis Trust (“MPR”), net of cash acquired	(1,137,028)	—
Purchase of ownership interests in property funds	—	(259,248)
Cash paid in the Parkridge acquisition, net of cash acquired	(707,374)	—
Tenant improvements and lease commissions on previously leased space	(50,095)	(53,415)
Recurring capital expenditures	(28,482)	(21,752)
Proceeds from dispositions of real estate assets	3,087,967	1,603,551
Proceeds from repayment of notes receivable, net	42,008	70,531
Increase in restricted cash for potential investment	—	(42,174)
Investments in and advances to unconsolidated investees	(507,378)	(126,129)
Return of investment from unconsolidated investees	39,087	100,188

Net cash used in investing activities	(2,923,941)	(1,378,366)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	26,664	123,926
Distributions paid on common shares	(354,152)	(293,829)
Minority interest distributions	(7,065)	(10,219)
Dividends paid on preferred shares	(19,065)	(19,062)
Debt and equity issuance costs paid	(8,602)	(8,727)
Net proceeds from lines of credit	119,017	701,870
Proceeds from issuance of debt to finance MPR and Parkridge acquisitions	1,719,453	—
Proceeds from issuance of convertible senior notes	1,228,125	—
Proceeds from issuance of senior notes, secured and unsecured debt	6,459	1,101,236
Payments on senior notes, secured and unsecured debt and assessment bonds	(787,391)	(473,829)

Net cash provided by financing activities	1,923,443	1,121,366

Effect of exchange rate changes on cash	19,921	5,810

Net increase in cash and cash equivalents	74,481	315,434
Cash and cash equivalents, beginning of period	475,791	203,800

Cash and cash equivalents, end of period	$550,272	$519,234

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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2007 and our results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2006 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
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
     Proposed Accounting Pronouncements. The FASB has issued proposed FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require, if ratified, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt would subsequently be accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The proposed FSP, if ratified in the form expected, would be effective January 1, 2008 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that we issued in March 2007, and would result in approximately $28.0 million to $33.0 million of additional interest expense per annum.
2. Mergers and Acquisitions:
     In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European developer. The total purchase price was $1.3 billion, which was financed with $741.2 million in cash, the issuance of 4.8 million common shares (valued for accounting purposes at $71.01 per share for a total of $339.5 million) and the assumption of $194.9 million in debt and other liabilities. The assumption of debt includes $113.0 million of loans made by us to certain affiliates of Parkridge in November 2006, which were included in Accounts and Notes Receivable in our Consolidated Balance Sheet at December 31, 2006. The cash portion of the acquisition was funded with borrowings under our global senior credit facility (“Global Line”) and a new senior unsecured facility (see Note 10 for more information on the credit facilities).
     The acquisition included 6.3 million square feet of operating distribution properties, including developments under construction, and 1,139 acres of land, primarily in Central Europe and the United Kingdom. We allocated the purchase price based on estimated fair values and recorded approximately $739.3 million of real estate assets, $156.3 million of investments in CDFS joint ventures and other unconsolidated investees, $58.1 million of cash and other tangible assets and $321.9 million of goodwill and other intangible assets included in Other Assets in our Consolidated Balance Sheet. The allocation of the purchase price was based upon preliminary estimates and assumptions and, accordingly, these allocations are subject to revision when final information is available. Revisions to the fair value allocations, which may be significant, will be recorded as adjustments to the purchase price allocation in subsequent periods and should not have a significant impact on our overall financial position or results of operations. The Parkridge acquisition would not have had a material impact on our consolidated results of operations for the nine months ended September 30, 2007 and 2006, and as such, we have not presented any pro forma financial information.
     We may be required to make additional payments to the selling shareholders over the next several years (primarily through the issuance of our common shares) of up to £52.3 million (the currency equivalent of $106.4 million at September 30, 2007) upon the successful completion of pending land entitlements or achievement of certain incremental development profit targets.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3. Unconsolidated Investees:
Summary of Investments
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	September 30,	December 31,
	2007	2006
Property funds	$1,722,778	$981,840
CDFS joint ventures and other unconsolidated investees	486,476	317,857

Totals	$2,209,254	$1,299,697

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Earnings from unconsolidated property funds:
North America	$5,163	$5,874	$16,804	$53,731
Europe	37,167	2,973	51,635	16,622
Asia	4,358	2,368	13,017	8,276

Total earnings from unconsolidated property funds	$46,688	$11,215	$81,456	$78,629

Property management and other fees and incentives:
North America	$11,487	$9,545	$31,258	$46,554
Europe	10,139	9,128	31,031	26,076
Asia	5,469	1,748	10,390	6,688

Total property management and other fees and incentives	$27,095	$20,421	$72,679	$79,318

     In our CDFS business segment, we develop real estate properties primarily with the intent to contribute to a property fund in which we have an ownership interest and act as manager, or to sell to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to contributing to a property fund. This includes us acquiring a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. See Note 12 for further discussion of our CDFS business segment.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	September 30,	December 31,	September 30,	December 31,
Property Fund	2007	2006	2007	2006
ProLogis California	50.0%	50.0%	$111,123	$112,915
ProLogis North American Properties Fund I	41.3%	41.3%	28,006	30,902
ProLogis North American Properties Fund V (1)	—	11.3%	—	53,331
ProLogis North American Properties Fund VI	20.0%	20.0%	37,184	39,149
ProLogis North American Properties Fund VII	20.0%	20.0%	31,594	31,816
ProLogis North American Properties Fund VIII	20.0%	20.0%	15,231	15,397
ProLogis North American Properties Fund IX	20.0%	20.0%	14,075	14,076
ProLogis North American Properties Fund X	20.0%	20.0%	15,623	15,399
ProLogis North American Properties Fund XI	20.0%	20.0%	31,016	31,871
ProLogis North American Industrial Fund (2)	23.3%	20.0%	102,169	72,053
ProLogis North American Industrial Fund II (1)	36.9%	—	296,927	—
ProLogis North American Industrial Fund III (3)	20.0%	—	134,490	—
ProLogis Mexico Industrial Fund (4)	20.0%	—	34,603	—
ProLogis European Properties (“PEPR”) (5)	24.9%	24.0%	520,817	430,761
ProLogis European Properties Fund II (“PEPF II”) (6)	24.4%	—	74,594	—
ProLogis Japan Properties Fund I	20.0%	20.0%	84,102	87,705
ProLogis Japan Properties Fund II (7)	20.0%	20.0%	184,438	46,465
ProLogis Korea Fund (8)	20.0%	—	6,786	—

Totals			$1,722,778	$981,840

(1)	On July 11, 2007, we completed the previously announced acquisition of all of the units in Macquarie ProLogis Trust, an Australian listed property trust (“MPR”). At the time of acquisition, MPR owned approximately 89% of ProLogis North American Properties Fund V and certain other assets. The total consideration was approximately $2.0 billion consisting of cash of $1.2 billion and assumed liabilities of $0.8 billion. The cash portion of the acquisition was financed primarily with borrowings under a credit agreement with an affiliate of Citigroup USA, Inc. (“Citigroup”), consisting of a $473.1 million term loan and a $646.2 million convertible loan. As a result of this transaction, on July 11, 2007, we owned 100% of, and began consolidating, ProLogis North American Properties Fund V.

On August 27, 2007, Citigroup converted $546.2 million of the convertible loan into equity of a newly formed property fund, ProLogis North American Industrial Fund II, which owns all of the real estate assets and debt obligations that were acquired or issued in connection with the MPR acquisition. We made an equity contribution of $100.0 million into the fund, which was used to repay the remaining balance on the convertible loan. The conversion resulted in Citigroup owning 63.1% and us owning 36.9% of the equity of ProLogis North American Industrial Fund II. We account for our investment under the equity method of accounting. Upon conversion, in both the three and nine months ended September 30, 2007, we recognized net gains of $68.6 million (including $16.6 million of previously deferred gains from the initial contribution of the assets to ProLogis North American Properties Fund V) that are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings and Comprehensive Income. In addition, during the second quarter of 2007, we entered into foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR. We recognized mark to market gains of $9.3 million in earnings for the second quarter of 2007 and additional gains of $17.3 million in the third quarter of 2007 upon settlement of the contracts. These gains are reflected in Foreign Currency Exchange Gains in our Consolidated Statements of Earnings and Comprehensive Income.

(2)	In February 2006, we formed the ProLogis North American Industrial Fund. We refer to the combined entities in which we have ownership interests as one property fund named North American Industrial Fund. Our ownership percentage is based on our ownership interests in these different entities. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund, subject to the property meeting certain leasing and other criteria. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.4 billion from third party investors, of which $783.8 million was unfunded at September 30, 2007. In connection with the acquisition of MPR, discussed above, we acquired an additional 3% ownership interest in the North American Industrial Fund. During the nine months ended September 30, 2007, we contributed 86 buildings (20 CDFS and 66 non-CDFS) for aggregate proceeds of $791.8 million to the North American Industrial Fund.

(3)	In July 2007, we formed a new property fund, ProLogis North American Industrial Fund III, to acquire a portfolio of 122 industrial properties from a third party. The total consideration for the acquisition was

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

approximately $1.8 billion, including transaction costs. Our investment was made in cash and represents a 20% ownership interest in this newly formed property fund. The remaining 80% of the property fund is owned by an affiliate of Lehman Brothers, Inc., who provided interim debt financing to the property fund.

(4)	In the third quarter of 2007, we formed a new property fund with several institutional investors, ProLogis Mexico Industrial Fund, which will invest in industrial properties in Mexico. This property fund expects to have total capitalization of approximately $1.5 billion, including $625 million of equity. We are committed to offer to contribute all of our stabilized development properties available in Mexico and, in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund. ProLogis Mexico Industrial Fund has an equity commitment of $500.0 million from the third party investors, which expires August 2010 and under which $423.2 million was unfunded at September 30, 2007. In September 2007, we contributed 32 properties (21 CDFS and 11 non-CDFS) for aggregate proceeds of $228.4 million. This includes nine stabilized properties that were part of a portfolio of properties we had previously acquired with the intent to contribute to a new property fund at, or slightly above, our cost. The proceeds and costs related to these nine properties are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings and Comprehensive Income. The proceeds and costs for the remaining 12 CDFS properties are included in CDFS Developed and Repositioned Properties in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	In September 2006, ProLogis European Properties (“PEPR”) completed an initial public offering (“IPO”) on the Euronext Amsterdam stock exchange in which the selling unitholders offered 49.8 million ordinary units. In connection with the IPO, we entered into a property contribution agreement under which we were committed to offer to contribute certain stabilized properties to PEPR having an aggregate contribution value of €200 million. During the nine months ended September 30, 2007, we fulfilled our commitment by contributing 16 properties to PEPR for aggregate proceeds of $287.6 million. In July 2007, PEPR sold a portfolio of 47 properties, which resulted in a net gain of $155.8 million to PEPR and $38.2 million to us as our proportionate share.

(6)	In July 2007, we formed a new European property fund, ProLogis European Properties Fund II (“PEPF II”). This property fund has a total capacity of up to €7.5 billion ($10.6 billion as of September 30, 2007), including equity of €3.0 billion ($4.2 billion as of September 30, 2007). Our initial ownership interest in PEPF II is 24.4%, including a 16.9% direct interest in PEPF II, along with a 7.5% indirect interest through our 24.9% investment in PEPR, which owns approximately 30% of PEPF II. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe and, in certain circumstances properties we acquire, to PEPF II, subject to the property meeting certain leasing and other criteria. PEPF II has equity commitments from PEPR and third party investors of €2.5 billion ($3.5 billion as of September 30, 2007), which expire in August 2010, and of which €2.3 billion ($3.2 billion as of September 30, 2007) was unfunded at September 30, 2007. In September 2007, we contributed 24 buildings for aggregate proceeds of $863.3 million. This includes six stabilized properties that were part of a portfolio of properties we acquired in February 2007 as part of the Parkridge transaction, as discussed in Note 2, with the intent to contribute to a new property fund at, or slightly above, our cost. The proceeds and costs related to these six properties are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings and Comprehensive Income. The proceeds and costs for the remaining 18 CDFS properties are included in CDFS Developed and Repositioned Properties in our Consolidated Statements of Earnings and Comprehensive Income.

(7)	We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through August 2008 to ProLogis Japan Properties Fund II, subject to the property meeting certain leasing and other criteria. During the nine months ended September 30, 2007, we contributed five properties to this property fund for aggregate proceeds of $642.9 million. In addition, the property fund has acquired nine properties from third parties and its investors acquired a portfolio of 17 properties in September 2007 for an aggregate purchase price of $735 million, through a joint venture in which we own 20% and our current partner in Japan Properties Fund II owns the remaining 80%. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, and under which $28.2 million was unfunded at September 30, 2007.

(8)	In July 2007, ProLogis Korea Fund completed the acquisition of its first industrial building. The property fund, which was formed earlier in the year, will have a total expected capitalization of $500 million, including $250 million of equity. We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea and, in certain circumstances properties we acquire, to ProLogis Korea Fund. ProLogis Korea Fund has an equity commitment from our fund partner of $200 million, which expires in June 2010, and under which $179.4 million was unfunded at September 30, 2007.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2007
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2007:
Revenues	$161.6	$120.8	$47.3	$329.7
Net earnings (1)	$9.1	$148.6	$17.1	$174.8
For the nine months ended September 30, 2007:
Revenues	$441.1	$361.0	$120.5	$922.6
Net earnings (1)	$42.6	$202.5	$53.2	$298.3
As of September 30, 2007:
Total assets	$8,947.9	$5,997.7	$3,690.5	$18,636.1
Amounts due to us	$29.7	$16.3	$109.9	$155.9
Third party debt (2)	$5,230.8	$3,186.1	$1,801.5	$10,218.4
Total liabilities	$5,515.1	$3,465.4	$2,045.2	$11,025.7
Minority interest	$17.3	$11.0	$—	$28.3
Equity	$3,415.5	$2,521.3	$1,645.3	$7,582.1
Our weighted average ownership (3)	28.0%	24.8%	20.0%	25.4%
Our investment balance (4)	$852.1	$595.4	$275.3	$1,722.8
Deferred proceeds, net of amortization (5)	$209.0	$173.9	$127.5	$510.4

	2006
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2006:
Revenues	$126.0	$107.6	$33.0	$266.6
Net earnings	$26.3	$11.3	$8.9	$46.5
For the nine months ended September 30, 2006:
Revenues	$360.8	$304.9	$86.9	$752.6
Net earnings (6)	$247.9	$71.1	$33.7	$352.7
As of December 31, 2006:
Total assets	$5,462.7	$4,856.0	$1,958.3	$12,277.0
Amounts due to us	$6.7	$14.0	$75.2	$95.9
Third party debt (2)	$3,113.8	$2,615.6	$904.2	$6,633.6
Total liabilities	$3,357.1	$2,968.0	$1,054.2	$7,379.3
Minority interest	$5.5	$6.6	$—	$12.1
Equity	$2,100.1	$1,881.4	$904.1	$4,885.6
Our weighted average ownership (3)	23.1%	24.0%	20.0%	23.0%
Our investment balance (4)	$416.8	$430.8	$134.2	$981.8
Deferred proceeds, net of amortization (5)	$112.8	$123.7	$66.2	$302.7

(1)	Included in net earnings for Europe is a net gain of $155.8 million from the disposition of 47 properties from PEPR.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(2)	As of September 30, 2007, we had not guaranteed any of the third party debt of the property funds. As of December 31, 2006, we had guaranteed $15.0 million of the borrowings of ProLogis North American Properties Fund V, which were repaid in January 2007 with proceeds from the issuance of secured debt.

(3)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(5)	This amount is recorded as a reduction to our investment and represents the proceeds that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

(6)	Included in net earnings for North America is $185.7 million representing the net gain recognized by Funds II-IV upon termination in the first quarter of 2006 (see below).
     On January 4, 2006, we purchased the 80% ownership interests in each of ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”) from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to the North American Industrial Fund, which was formed in February 2006 (see above). In connection with these transactions, we recognized the following amounts in the respective financial statement line items during the first quarter of 2006, after deferral of $17.9 million due to our then 20% ownership interest in the North American Industrial Fund (in thousands):

CDFS disposition proceeds – developed and repositioned properties (1)	$12,492
Property management and other fees and incentives (2)	$21,958
Earnings from unconsolidated property funds (3)	$37,113

(1)	Represents the recognition of proceeds that we had previously deferred as part of CDFS proceeds upon the initial contributions of the properties to Funds II-IV.

(2)	Represents an incentive return we earned due to certain return levels achieved by our fund partner upon the termination of Funds II-IV.

(3)	Represents our proportionate share of the gain on termination recognized by Funds II-IV.
CDFS joint ventures and other unconsolidated investees
     At September 30, 2007, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and investments in other unconsolidated investees. The CDFS joint ventures include entities that develop and own distribution properties and also include entities that develop land, multi-use, retail and residential projects. The other unconsolidated investees primarily include entities that own a hotel property and office properties.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The amounts we have recognized as our proportionate share of the earnings or losses from our investments in CDFS joints ventures and other unconsolidated investees are summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
North America (1)	$949	$8,560	$5,016	$44,013
Europe	399	593	979	1,700
Asia	3,331	437	1,001	1,298

Total earnings from CDFS joint ventures and other unconsolidated investees	$4,679	$9,590	$6,996	$47,011

(1)	During the three and nine months ended September 30, 2006, we recognized $8.0 million and $35.0 million, respectively, for our share of the earnings of a CDFS joint venture, “LAAFB JV”, that redeveloped and sold land parcels. This entity substantially completed its operations at the end of 2006.
     Our investments in and advances to these entities are as follows (in thousands):

	September 30,	December 31,
	2007	2006
CDFS joint ventures:
North America	$58,063	$75,197
Europe (1)	165,624	8,499
Asia	158,151	119,614

Total CDFS joint ventures	381,838	203,310
Other unconsolidated investees	104,638	114,547

Total	$486,476	$317,857

(1)	In February 2007, in connection with the Parkridge acquisition, we made a 25% investment in a mixed-use and retail development business of $146.9 million (see Note 2).
4. Long-Term Compensation:
     We account for share based compensation in accordance with SFAS No. 123R, “Share Based Payment”, which we adopted January 1, 2006, utilizing the modified retrospective transition method. During the nine months ended September 30, 2007 and 2006, we recognized $18.8 million and $16.4 million of share based compensation expense, respectively. This includes expense related to awards granted to our outside trustees and is net of $7.9 million and $5.3 million in 2007 and 2006, respectively, that was capitalized due to our development and leasing activities. The share based compensation expense recognized in 2007 also includes $4.2 million of expense related to accelerated vesting of share options and awards of employees who terminated employment with us in March 2007.
     Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. As of September 30, 2007, we have the following awards outstanding:
Share Options
     We have granted various share options to our employees and trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to employees since September 2006 have an exercise price equal to the closing market price of our common shares on the date at grant. Prior to September 2006, the exercise price was based on the average of the high and low prices on the date of grant. Share options granted to our outside trustees generally vest immediately. Share options are valued at the grant date using a Black-Scholes pricing model and compensation expense is recognized over the vesting period.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
Contingent Performance Shares and Performance Share Awards
     Certain employees are granted contingent performance shares (“CPSs”) and performance share awards (“PSAs”). The CPSs are earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These CPSs generally vest over a three-year period and the recipient must continue to be employed by us until the end of the vesting period. The amount of CPSs to be issued will be based on our ranking at the end of the performance period, and may range from zero to twice the targeted award, which, at September 30, 2007, was a maximum of 555,000 shares. For purposes of calculating compensation expense, we consider the CPSs to have a market condition and therefore, we have estimated the grant date fair value of the CPSs using a pricing valuation model. We recognize the value of the CPSs granted as compensation expense, utilizing the grant date fair value and the target shares, over the vesting period.
     There were grants of PSAs through December 31, 2005 based on individual and company performance criteria. If a PSA is earned based on the performance criteria, the recipient must continue to be employed by us until the end of the vesting period before any portion of the grant is vested, generally two years. The PSAs are valued based upon the market price of a common share on grant date. We recognize the value of the PSAs granted as compensation expense over the vesting period.
     These full value awards carry no voting rights during the vesting period, but do earn DEUs that are vested according to the underlying award. We account for DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.
Summary of Activity
     The activity for the nine months ended September 30, 2007, with respect to our share options, is as follows:

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2006	8,464,053	$32.50
Granted	4,656	$64.82
Exercised	(989,462)	$26.82
Forfeited	(101,021)	$47.39

Balance at September 30, 2007	7,378,226	$33.08	5,442,159

     The activity for the nine months ended September 30, 2007, with respect to our full value awards, is as follows:

		Weighted
		Average	Number of
	Number of	Original	Shares
	Shares	Value	Vested
Balance at December 31, 2006	2,264,876
Granted	262,973
Exercised	(386,873)
Forfeited	(24,225)

Balance at September 30, 2007	2,116,751	$46.67	487,195

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5. Income Taxes:
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. We have elected taxable REIT subsidiary (“TRS”) status for certain of our consolidated subsidiaries, which operate primarily in the CDFS business segment. This enables us to provide services and enter into certain other types of transactions that would otherwise be considered impermissible for REITs. We recognize current income tax expense for the federal and state income taxes incurred by our TRSs and we are taxed in certain states in which we operate. In addition, many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. Accordingly, we recognize income taxes for these jurisdictions, as appropriate. We also include interest and penalties, if any, associated with our unrecognized tax benefit liabilities in current income tax expense. During the nine months ended September 30, 2007 and 2006, cash paid for income taxes was $22.6 million and $36.9 million, respectively.
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
     For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our TRSs, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases that result from a change in circumstances in the deferred income tax liability recorded in connection with these acquisitions will be reflected as an adjustment to goodwill. During the nine months ended September 30, 2007, we reduced deferred tax liabilities and goodwill by $16.3 million.
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
     As discussed in Note 1, we adopted the provisions of FIN 48 on January 1, 2007 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to our January 1, 2007 balance of retained earnings. The term “unrecognized tax benefits” in FIN 48 refers to the differences between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. The unrecognized tax benefit liability of $189.5 million and $163.4 million, which included accrued interest of approximately $65.6 million and $45.2 million, at September 30, 2007 and December 31, 2006, respectively, principally includes estimated federal and state income tax liabilities associated with acquired companies. Any increases or decreases in the liabilities for unrecognized tax benefits associated with the potential income taxes related to an acquired company will be reflected as an adjustment to goodwill recorded as part of the transaction.
     Indemnification Agreements
     In connection with the formation of two of the property funds, ProLogis Mexico Industrial Fund and PEPF II, we entered into indemnification agreements, whereby we indemnify the funds for certain future capital gains tax liabilities that could be incurred by the funds associated with contributions of properties to the funds after a

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
specified date. Our contributions to the funds are structured as contributions of the shares of companies that own the real estate assets. Accordingly, the capital gains tax liabilities associated with the step up in the value, if any, of the underlying real estate assets is deferred and transferred to the funds at contribution. We have indemnified the funds to the extent that the funds: (i) incur capital gains tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) are required to grant a discount to the buyer of shares under a share transfer transaction as a result of the funds transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. The agreements limit the amount that is subject to our indemnification with respect to each property to 100% of the actual capital gains tax liabilities that are deferred and transferred by us to the funds at the time of the initial contribution. In addition, we have an indemnification to PEPR related to the properties that were contributed to PEPR since its IPO. In connection with our acquisition of MPR, we are no longer obligated under an indemnification we previously provided to ProLogis North American Properties Fund V and, accordingly, we recognized a deferred tax benefit of $6.3 million during the third quarter of 2007 for the reversal of the obligation. Pursuant to the indemnification agreements, we have recognized a liability of $20.0 million and $5.9 million at September 30, 2007 and December 31, 2006, respectively.
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
     The operations of the 71 properties disposed of to third parties during 2007, as well as land subject to a ground lease, and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Earnings and Comprehensive Income for all periods presented (also see the table below). In addition, the operations of 89 properties disposed of to third parties during the year ended December 31, 2006 are presented as discontinued operations for the three and nine months ended September 30, 2006. At September 30, 2007 and December 31, 2006, we had one and eight properties, respectively, that were classified as held for sale and accordingly, the respective assets and liabilities are presented separately in our Consolidated Balance Sheets. The operations of the property held for sale at September 30, 2007 are included in discontinued operations for all periods presented in our Consolidated Statements of Earnings and Comprehensive Income. Interest expense, if any, included in discontinued operations represents interest directly attributable to these properties.
     Income attributable to discontinued operations is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Rental income	$549	$11,412	$7,066	$50,316
Rental expenses	(213)	(2,724)	(2,970)	(22,534)
Depreciation and amortization	(8)	(2,087)	(2,240)	(9,148)
Interest expense	—	—	—	(874)

Income attributable to disposed properties and assets held for sale	$328	$6,601	$1,856	$17,760

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following information relates to properties disposed of to third parties, during the periods presented, and recorded as discontinued operations (in thousands, except number of properties):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Non-CDFS business assets:
Number of properties	16	17	67	53
Net proceeds from dispositions	$33,679	$80,014	$199,879	$433,747
Net gains from dispositions	$6,607	$29,386	$38,732	$80,037
CDFS business assets:
Number of properties	—	7	4	12
Net proceeds from dispositions	$—	$117,161	$173,298	$222,612
Net gains from dispositions	$—	$15,188	$22,537	$30,178
7. Distributions and Dividends:
Common Share Distributions
     Cash distributions of $0.46 per common share for each of the first, second and third quarters of 2007 were paid on February 28, 2007, May 31, 2007 and August 31, 2007, respectively, to holders of common shares of record on February 14, 2007, May 16, 2007 and August 16, 2007, respectively. Quarterly common share distributions paid in 2007 are based on the annual distribution level for 2007 of $1.84 per common share (as compared to $1.60 per common share in 2006) set by our Board of Trustees (“Board”) in December 2006. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). For the first, second and third quarters of 2007, we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
8. Earnings Per Common Share:
     We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
     The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings attributable to common shares	$299,444	$166,305	$935,639	$517,861
Minority interest (1)	947	565	3,409	2,541

Adjusted net earnings attributable to common shares	$300,391	$166,870	$939,048	$520,402

Weighted average common shares outstanding — Basic	257,435	245,460	256,270	244,918
Incremental weighted average effect of conversion of limited partnership units	5,011	5,142	5,086	5,218
Incremental weighted average effect of share options and awards (2)	5,425	5,631	5,821	5,423

Weighted average common shares outstanding — Diluted	267,871	256,233	267,177	255,559

Net earnings per share attributable to common shares — Basic	$1.16	$0.68	$3.65	$2.11

Net earnings per share attributable to common shares — Diluted	$1.12	$0.65	$3.51	$2.04

(1)	Includes only the minority interest related to the convertible limited partnership units.

(2)	Total weighted average potentially dilutive share options and awards outstanding (in thousands) were 10,062 and 10,966 for the three months ended September 30, 2007 and 2006, respectively, and 10,393 and 10,987 for the nine months ended September 30, 2007 and 2006, respectively. Substantially all were dilutive for both periods.
9. Real Estate:
     Real estate assets owned directly by us primarily consist of income producing properties, properties under development and land held for future development. Our real estate assets, presented at cost, include the following (in thousands):

	September 30,	December 31,
	2007	2006
Distribution operating properties (1):
Improved land	$2,190,354	$2,227,953
Buildings and improvements	8,579,926	8,195,296
Retail operating properties (2):
Improved land	77,446	77,808
Buildings and improvements	249,774	227,380
Land subject to ground leases and other	466,800	472,412
Properties under development, including cost of land (3)	1,242,359	964,842
Land held for development (4)	2,241,569	1,397,081
Other investments (5)	454,756	391,227

Total real estate assets	15,502,984	13,953,999
Less accumulated depreciation	1,340,046	1,280,206

Net real estate assets	$14,162,938	$12,673,793

(1)	At September 30, 2007 and December 31, 2006, we had 1,365 and 1,446 distribution properties consisting of 200.9 million square feet and 203.6 million square feet, respectively.

(2)	At September 30, 2007 and December 31, 2006, we had 31 and 27 retail properties consisting of 1.2 million square feet and 1.1 million square feet, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)	Properties under development consisted of 136 properties aggregating 36.6 million square feet at September 30, 2007 and 114 properties aggregating 30.0 million square feet at December 31, 2006. Our total expected investment upon completion of the properties under development at September 30, 2007 was approximately $2.8 billion.

(4)	Land held for development consisted of 9,242 acres and 6,204 acres at September 30, 2007 and December 31, 2006, respectively.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.
     We directly own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, South Korea and Singapore).
     During the nine months ended September 30, 2007, we acquired 33 distribution properties aggregating 5.1 million square feet with a combined purchase price of $253.9 million, excluding the properties acquired in the Parkridge acquisition discussed in Note 2 and the MPR acquisition discussed in Note 3. During the nine months ended September 30, 2006, we acquired 62 distribution properties aggregating 11.5 million square feet with a combined purchase price of $627.1 million.
     During the nine months ended September 30, 2007 and 2006, we recognized gains of $145.4 million and $13.7 million, respectively, on the contribution of certain non-CDFS properties to the property funds (77 in 2007 and 12 in 2006), from our property operations segment. In addition, we recognized previously deferred proceeds related to properties sold to a third party by a property fund. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.
     Included in other expenses for the nine months ended September 30, 2007, is an impairment charge of $12.6 million related to certain properties held and used in our property operations segment.
     For our direct-owned properties, the largest customer and the 25 largest customers accounted for 2.8% and 20.3%, respectively, of our annualized collected base rents at September 30, 2007.
10. Debt:
     Our debt consisted of the following (dollars in thousands):

	September 30, 2007		December 31, 2006
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Global line	3.87%	$2,533,087	3.56%	$2,462,796
Senior notes and other unsecured debt	5.76%	4,490,765	5.51%	4,445,092
Secured debt	6.55%	1,287,518	6.66%	1,445,021
Convertible notes	2.25%	1,230,356	—	—
Assessment bonds	3.72%	32,909	3.85%	33,977

Totals	4.91%	$9,574,635	5.13%	$8,386,886

     Our Global Line commitment fluctuates in U.S. dollars based on the underlying currencies and was $3.6 billion at September 30, 2007. The funds may be drawn under the Global Line in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The weighted average interest rate

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
represents the weighted average interest rates using local currency rates on borrowings outstanding at the end of the period. In addition, we also have other credit facilities with total commitments of $70.9 million at September 30, 2007.
     In February 2007 in connection with the Parkridge acquisition, as discussed in Note 2, we entered into a new multi-currency senior credit facility. This facility fluctuates in U.S. dollars based on the underlying currencies and the funds may be drawn in U.S. dollar, euro, Japanese yen and British pound sterling. In September 2007, the outstanding balance was paid down with proceeds from the contribution of certain of the Parkridge properties to PEPF II. As of September 30, 2007, the outstanding balance was $358.8 million and is included in senior notes and other unsecured debt above. Borrowings under this facility bear interest at a variable rate based upon the London Interbank Offered Rate (“LIBOR”) plus a margin and the facility matures in October 2009. This debt can be repaid at our option prior to maturity. The facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. As of September 30, 2007, we had available capacity to borrow $276.4 million under this facility.
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
     The Convertible Notes are senior unsecured obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a conversion rate of 13.0576 shares per $1,000 of principal amount of the notes. The initial conversion price of $76.58 represents a premium of 20% over the March 20, 2007 closing price of $63.82 of our common shares. The notes are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the notes have the right to require us to repurchase their notes every five years beginning in 2012 and at any time prior to their maturity upon certain limited circumstances.
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
11. Shareholders’ Equity:
     During the nine months ended September 30, 2007, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment and share purchase plan	50	$3,095
Long-term incentive plans	1,339	$25,697
Employee share purchase plan	23	$1,138
     Limited partnership units were redeemed for 128,000 common shares during the nine months ended September 30, 2007.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
       In February 2007, we issued 4.8 million common shares in connection with the Parkridge acquisition that is discussed in Note 2.
12. Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. All of the costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Sweden and the United Kingdom) and Asia (China, Japan, South Korea, and Singapore).

•	Fund management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise to efficiently manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the fund management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Korea and Japan).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to contributing to a property fund. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Earnings and Comprehensive Income. In addition, we occasionally acquire a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Earnings and Comprehensive Income. We engage in mixed-use development activities, including redevelopment of military bases and airports. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains on the disposition of land parcels, including land subject to ground leases. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and South Korea).
     The assets of the CDFS business segment generally include our properties under development, land held for development and investments in and advances to CDFS joint ventures. During the period between the completion

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
     We present the operations and net gains associated with properties sold to third parties generally as discontinued operations. In addition, as of September 30, 2007, we had one property classified as assets held for sale, whose operations are included in discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 6.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Property operations (1):
North America	$229,453	$203,756	$659,066	$603,050
Europe	33,300	10,006	86,239	23,943
Asia	9,234	9,185	36,774	20,057

Total property operations segment	271,987	222,947	782,079	647,050

Fund management (2):
North America	16,650	15,419	48,062	100,285
Europe	47,306	12,101	82,666	42,698
Asia	9,827	4,116	23,407	14,964

Total fund management segment	73,783	31,636	154,135	157,947

CDFS business (3):
North America	2,311,787	40,534	2,752,240	337,725
Europe	844,567	6,863	1,125,590	444,887
Asia	2,917	289,141	656,114	351,281

Total CDFS business segment	3,159,271	336,538	4,533,944	1,133,893

Total segment revenues	3,505,041	591,121	5,470,158	1,938,890
Other – North America	10,592	9,548	31,035	25,990
Reconciling item (4)	(53,415)	(24,814)	(92,588)	(135,293)

Total revenues	$3,462,218	$575,855	$5,408,605	$1,829,587

Net operating income:
Property operations (5):
North America	$169,955	$152,027	$471,663	$450,965
Europe	24,609	7,253	65,506	16,486
Asia	6,621	8,288	29,101	17,994

Total property operations segment	201,185	167,568	566,270	485,445

Fund management (2):
North America	16,650	15,419	48,062	100,285
Europe	47,306	12,101	82,666	42,698
Asia	9,827	4,116	23,407	14,964

Total fund management segment	73,783	31,636	154,135	157,947

CDFS business (6):
North America	96,593	21,187	234,635	119,339
Europe	145,084	5,867	223,854	102,375
Asia	3,304	72,405	240,386	82,545

Total CDFS business segment	244,981	99,459	698,875	304,259

Total segment net operating income	519,949	298,663	1,419,280	947,651
Other – North America	7,921	6,380	21,580	16,872
Reconciling items:
Earnings (losses) from other unconsolidated investees	902	(95)	4,971	3,583
General and administrative expenses	(52,326)	(37,787)	(152,971)	(113,085)
Depreciation and amortization expense	(72,497)	(69,634)	(225,206)	(207,876)
Other expenses	(114)	(114)	(344)	(344)
Interest expense	(107,964)	(77,417)	(287,255)	(216,933)
Interest and other income, net	8,663	5,313	23,415	10,596

Total reconciling items	(223,336)	(179,734)	(637,390)	(524,059)

Total earnings before minority interest	$304,534	$125,309	$803,470	$440,464

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets:
Property operations (7):
North America	$7,631,892	$7,960,432
Europe	1,760,195	1,295,207
Asia	771,360	633,623

Total property operations segment	10,163,447	9,889,262

Fund management:
North America	852,041	416,909
Europe	595,411	430,761
Asia	275,326	134,170

Total fund management segment	1,722,778	981,840

CDFS business:
North America	1,572,915	1,312,883
Europe	2,422,396	1,456,064
Asia	946,131	802,464

Total CDFS business segment	4,941,442	3,571,411

Total segment assets	16,827,667	14,442,513

Other – North America	486,598	488,987
Reconciling items:
Investments in and advances to other unconsolidated investees	104,638	114,547
Cash and cash equivalents	550,272	475,791
Accounts receivable	98,908	129,880
Other assets	564,470	194,649
Discontinued operations – assets held for sale	18,519	57,158

Total reconciling items	1,336,807	972,025

Total assets	$18,651,072	$15,903,525

(1)	Includes rental income of our distribution and retail properties.

(2)	Includes fund management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds along with interest earned on advances to the property funds, if any. See Note 3 to the Consolidated Financial Statements for further information.

(3)	Includes proceeds from CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of the earnings or losses recognized under the equity method from our investments in CDFS joint ventures.

(4)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired or developed.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(7)	Includes properties that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party, as follows (in thousands):

	September 30, 2007		December 31, 2006
	Number of		Number of
	Properties	Investment	Properties	Investment
North America	85	$881,768	114	$1,190,706
Europe	98	1,696,426	69	1,273,314
Asia	47	750,476	22	596,981

Total	230	$3,328,670	205	$3,061,001

13. Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the nine months ended September 30, 2007 and 2006 are as follows:
•	We received $292.3 million and $163.3 million of ownership interests in unconsolidated property funds as a portion of our proceeds from the contribution of properties to these property funds during the nine months ended September 30, 2007 and 2006, respectively. In addition, in 2007 we recorded $51.6 million in potential liabilities for future obligations we may have associated with these transactions.

•	In connection with the acquisition of all of the units in MPR in July 2007 (see Note 3), we assumed $828.3 million of debt and reallocated our equity investment of $47.7 million to assets acquired.

•	As a result of the conversion by Citigroup of its convertible loan into equity of ProLogis North American Industrial Fund II in August 2007, we now own 36.9% of the equity of the property fund and account for our investment under the equity method of accounting. This resulted in the disposition of $2.0 billion of real estate assets and $1.9 billion of associated debt in exchange for an equity investment of $219.1 million and the recognition of a gain.

•	We capitalized portions of the total cost of our share-based compensation awards of $7.9 million and $5.3 million to the investment basis of our real estate and other assets during the nine months ended September 30, 2007, and 2006, respectively.

•	We assumed $23.5 million and $81.7 million of secured debt and other liabilities during the nine months ended September 30, 2007 and 2006, respectively, in connection with the acquisition of properties.

•	During the nine months ended September 30, 2007, we recorded $18.9 million of minority interest liabilities associated with investments made during this period in entities, which we consolidate and own less than 100%.

•	We settled $3.6 million and $6.5 million of minority interest liabilities with the conversion of limited partnership units into 128,000 common shares and 180,000 common shares during the nine months ended September 30, 2007 and 2006, respectively.

•	We recognized net gains in our Accumulated Other Comprehensive Income related to foreign currency translation and derivative activity of $126.0 million and $60.0 million during the nine months ended September 30, 2007 and 2006, respectively.

•	As partial consideration for properties we contributed in March 2006 to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 3 for further discussion of this transaction.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•	In connection with the purchase in January 2006 of the 80% ownership interests from our fund partner in Funds II-IV, we assumed $418.0 million of secured debt. See Note 3 for further discussion of this transaction.

•	During June 2006, as partial consideration for the sale of a property, the third party buyer assumed an outstanding mortgage note for $42.9 million.
     The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2007 and 2006 was $247.9 million and $196.3 million, respectively.
     See also the discussion of the Parkridge acquisition in Note 2, the MPR transaction in Note 3 and the discussion of FIN 48 and other income tax matters in Note 5.
14. Derivative Financial Instruments:
     We use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
     The following table summarizes the activity in our derivative instruments (in millions):

	For the nine months ended September 30,
	2007			2006
	Foreign	Foreign	Interest	Foreign	Foreign	Interest
	Currency	Currency	Rate	Currency	Currency	Rate
	Put Options (1)	Forwards (2)	Swaps (3)	Put Options (1)	Forwards (2)	Swaps (3)
Notional amounts at January 1	$54.7	$661.0	$—	$—	$—	$—
New contracts	—	2,637.1	959.2	169.3	239.3	350.0
Matured or expired contracts	(54.7)	(1,796.8)	(959.2)	(75.5)	(239.3)	—

Notional amounts at September 30	$—	$1,501.3	$—	$93.8	$—	$350.0

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. These contracts do not qualify for hedge accounting treatment and are marked-to-market through earnings in Foreign Currency Exchange Gains, Net, at the end of each period. We recognized a net gain of $0.2 million and a net loss of $1.2 million in earnings for the nine months ended September 30, 2007 and 2006, respectively.

(2)	The foreign currency forward contracts are designed to primarily manage the foreign currency fluctuations of certain intercompany loans. These contracts allow us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. We had an aggregate $1.5 billion notional amount of forward contracts related to intercompany loans at September 30, 2007. These contracts are not designated as hedges and are marked-to-market through earnings in Foreign Currency Exchange Gains, Net. We recognized a net loss of $89.4 million and a net gain of $2.4 million in earnings for the nine months ended September 30, 2007 and 2006, respectively. These amounts are substantially offset by the remeasurement gains and losses recognized on the intercompany loans over the term of the loan, also recorded in Foreign Currency Exchange Gains, Net.

During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR (see Note 3). These contracts allowed us to sell Australian dollars at a fixed exchange rate to the U.S. dollar. Derivative instruments used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment and are marked-to-market through earnings in Foreign Currency Exchange Gains, Net. The contracts settled in July 2007 in connection with the completed acquisition and resulted in the recognition of a net gain of $26.6 million in earnings for the nine months ended September 30, 2007.

(3)	During 2007, we entered into several interest rate swap contracts associated with three primary anticipated debt issuances:

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
•	In February 2007, we entered into contracts with an aggregate notional amount of $500.0 million associated with a future debt issuance. All of these contracts were designated as cash flow hedges, qualified for hedge accounting treatment and allowed us to fix a portion of the interest rate associated with the anticipated issuance of senior notes. In March 2007, in connection with the issuance of the convertible notes (see Note 10), we unwound the contracts, recognized a decrease in value of $1.4 million associated with these contracts in other comprehensive income in shareholders’ equity and began amortizing as an increase to interest expense as interest payments are made on the senior notes.

•	In June 2007, we entered into a contract with a notional amount of $188.0 million, which represented our share of future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund III (see Note 3). This contract qualifies for hedge accounting treatment by the fund and any future changes in value will be recognized in other comprehensive income within equity of the fund. We guarantee the property fund’s performance on this contract.

•	In June 2007, we entered into contracts with an aggregate notional amount of $271.2 million associated with future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund II (see Note 3). These contracts did not qualify for hedge accounting treatment by us and were marked-to-market resulting in additional interest expense of $0.8 million for the nine months ended September 30, 2007. These contracts were transferred to ProLogis North American Industrial Fund II following the establishment of the fund, at which time the contracts qualified for hedge accounting treatment by the fund and any future changes in value will be recognized in other comprehensive income within equity of the fund.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of September 30, 2007, the related consolidated statements of earnings and comprehensive income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of ProLogis’ management.
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
November 6, 2007

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
     We generate and seek to increase revenues, earnings, funds from operations (“FFO”), as defined below, and cash flows through our segments primarily as follows:
•	Property Operations Segment — We earn rent from our customers under long-term operating leases, including reimbursements of certain operating costs, in the distribution and retail properties that we own directly in North America, Europe and Asia. We expect to grow our revenue through the selective acquisition of properties and increases in rental rates and, to a limited extent, increases in occupancy rates in our existing properties. Our strategy is to achieve the increases in rental rates and occupancy primarily through continued focus on our customers’ global needs for distribution space on the three continents in which we operate and use of the ProLogis Operating System®.
•	Fund Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds in this segment. We earn fees for services provided to the property funds, such as property management, asset management, acquisition, financing, leasing and development fees. We may earn incentives based on the return provided to the fund partners. We expect growth in income recognized to come from newly created property funds, like those discussed below, and growth in existing property funds. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to the leasing and property management efforts from our property operations segment.

•	CDFS Business Segment — We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties and acquired portfolios of properties to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we perform on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions; (iii) recognize net gains from the disposition of land parcels, including land subject to ground leases; and (iv) recognize our proportionate share of the earnings or losses generated by development joint ventures in which we have an investment. We expect growth in income in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties. In addition, we expect to increase our land and other mixed-use development activities for development management fees and sales to third parties.
Summary of the nine months ended September 30, 2007
     The fundamentals of our business continued to be strong in 2007. We completed several significant property fund transactions during the third quarter of 2007, which are discussed in more detail below.
     We increased our net operating income from our property operations segment to $566.3 million for the nine months ended September 30, 2007 from $485.4 million for the same period in 2006. The increase of 17% was primarily a result of us owning a larger operating portfolio during the first nine months of 2007 over the same period in 2006, as well as an increase in same store net operating income (as defined below) for these assets. Our direct-owned operating portfolio has increased due to acquisitions and development of 311 operating properties and decreased due to contributions and dispositions of 388 properties, resulting in a direct-owned operating portfolio of 1,396 properties at September 30, 2007. The timing of our contributions impacts the net operating income recognized in this segment.
     Our net operating income from the fund management segment was $154.1 million for the nine months ended September 30, 2007, compared to $157.9 million for the same period in 2006. In the third quarter of 2007, we recognized $38.2 million that represented our proportionate share of the gain recognized by ProLogis European Properties (“PEPR”) upon the sale of certain properties. In the first quarter of 2006, we recognized $59.1 million of earnings and incentive returns associated with the termination of three of the unconsolidated property funds as further discussed below. Excluding these items, net operating income from this segment increased $17.1 million, or 17%, due primarily to an increase in the number of properties managed by us on behalf of the property funds.
     We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and CDFS joint ventures, to 444.2 million square feet at September 30, 2007 from 391.4 million square feet at December 31, 2006. This increase is primarily in the portfolio of properties owned by the property funds due to contributions by us and acquisitions from third parties. Our stabilized leased percentage (as defined below) was 95.5% at September 30, 2007, compared with 95.3% at December 31, 2006. Our same store net operating income increased by 5.7% and our same store average occupancy increased by 3.1% in the first nine months of 2007 over the same period in 2006. Same store rental rates increased 8.4% in the first nine months of 2007.
     Net operating income of the CDFS business segment increased for the nine months ended September 30, 2007 to $698.9 million from $304.3 million for the same period in 2006. This increase of 130% was due primarily to increased levels of contributions brought about by increased development and fund management activity, as well as the acquisition of MPR and subsequent formation of a new fund that resulted in gains of $68.6 million and is further discussed below. During the nine months ended September 30, 2007, we started development on projects with a total expected cost at completion of $2.0 billion and completed development projects with a total expected cost of $1.7 billion. We believe our strong development and leasing activity, along with the access to capital through the property funds, will continue to support our contribution activity to the property funds.
Key Transactions in 2007
•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge, a European developer. The total purchase price was $1.3 billion and resulted in the addition of 6.3 million square feet of operating distribution properties and 1,139 acres of land for future development (see Note 2 to our Consolidated Financial Statements in Item 1).

•	In March 2007, we issued $1.25 billion of 2.25% convertible senior notes due 2037 (see Note 10 to our Consolidated Financial Statements in Item 1).

•	In the first nine months of 2007, we generated aggregate net proceeds of $5.3 billion and recognized aggregate gains of $879.0 million from contributions and dispositions of properties as follows:
–	Contributions of CDFS developed and repositioned properties and sales of land generated $2.1 billion of proceeds and $603.7 million of gains. This is subsequent to the deferral of $160.4 million of proceeds related to our ongoing ownership in the property funds that acquired the properties.

–	Contributions of acquired CDFS property portfolios generated $2.4 billion of proceeds and $68.6 million of gains. This is subsequent to the deferral of $53.7 million of proceeds related to our continuing ownership in the three new property funds that acquired these portfolios of properties. We acquired these portfolios of properties with the intent to contribute them to a new or existing property fund at, or slightly above, our cost.

–	Dispositions of 71 CDFS and non-CDFS properties and one parcel of land subject to a ground lease, to third parties, which are included in discontinued operations, generated net proceeds of $373.2 million and $61.3 million of gains.

–	The contribution of 66 non-CDFS properties to ProLogis North American Industrial Fund and 11 non-CDFS properties to ProLogis Mexico Industrial Fund, generated net proceeds of $391.7 million and gains of $145.4 million, subsequent to the deferral of $36.2 million of proceeds related to our ongoing ownership in the property funds that acquired the properties.
•	On July 11, 2007, we closed on the acquisition of all of the units in MPR, an Australian listed property trust that had an 88.7% ownership interest in ProLogis North American Properties Fund V. This transaction resulted in us owning 100% of the assets until August 27, 2007, when the lender converted certain of the bridge debt into equity of a new property fund, ProLogis North American Industrial Fund II, in which we have a 36.9% equity interest (see Note 3 to our Consolidated Financial Statements in Item 1 for additional information on these transactions).

•	During the nine months ended September 30, 2007, in addition to the Parkridge and MPR acquisitions, we acquired an aggregate 5.1 million square feet of operating properties with a total expected investment of $273.7 million. These properties were primarily acquired in our CDFS business segment for future contribution to a property fund.

•	In the third quarter of 2007, we formed two new property funds, ProLogis European Properties II (“PEPF II”) and ProLogis Mexico Industrial Fund, that will be the primary investment vehicles to acquire all of the properties we develop and stabilize in Europe and Mexico, respectively. We made our first contributions of properties to these property funds in September.

•	We announced the formation of ProLogis Korea Fund, which made its first acquisition of a property in South Korea in July 2007.

•	We formed a new property fund, Prologis North American Industrial Fund III, which completed the acquisition of $1.8 billion of distribution properties in North America from a third party.

Results of Operations
Nine months ended September 30, 2007 and 2006
     Information for the nine months ended September 30, regarding net earnings attributable to common shares was as follows:

	2007	2006
Net earnings attributable to common shares (in thousands)	$935,639	$517,861
Net earnings per share attributable to common shares — Basic	$3.65	$2.11
Net earnings per share attributable to common shares — Diluted	$3.51	$2.04
     The increase in net earnings in 2007 over 2006 is primarily due to increased gains on contributions of CDFS and non-CDFS properties to property funds, improved property operating performance and increased gains on sales of land.
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

	September 30, 2007		December 31, 2006		September 30, 2006
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations (1)	1,396	202,159	1,473	204,674	1,477	203,264
Fund management	1,097	236,958	843	181,273	801	173,001
CDFS business (2)	33	5,070	32	5,474	29	4,760

Totals	2,526	444,187	2,348	391,421	2,307	381,025

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet
September 30, 2007	230	50,727
December 31, 2006	205	49,792
September 30, 2006	161	41,732

(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).
     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 95.5% leased at September 30, 2007, 95.3% leased at December 31, 2006 and 95.2% leased at September 30, 2006. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.
Same Store Analysis
     We evaluate the operating performance of the properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned directly and indirectly, by the property funds and by the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for all periods presented. The same store portfolio aggregated 333.0 million square feet at September 30, 2007.
     Same store results were as follows:
•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 5.7% for the nine months ended September 30, 2007 over the same period in 2006, due to a 6.4% increase in rental income, partially offset by a 9.0% increase in rental expenses.

•	Average occupancy in the same store portfolio increased 3.1% for the nine months ended September 30, 2007 over the same period in 2006.

•	The same store portfolio’s rental rates associated with leasing activity for space that has been previously leased by us increased by 8.4% for the nine months ended September 30, 2007. During the same period of 2006, same store rental rates increased 1.0%.
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
     Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees and adjustments excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $2.6 million and $3.2 million for the nine months ended September 30, 2007 and 2006, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term, if any. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.
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
Operational Outlook
     Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. Growth in global trade continues to support our market fundamentals, which in turn, supports the consistent leasing activity in our global development pipeline. During the twelve-month period ending September 30, 2007, we executed 103.1 million square feet of leases, including 31.7 million square feet of initial leasing activity in new developments and repositioned acquisitions, bringing our stabilized portfolio to 95.5% leased at September 30, 2007. We consider our stabilized portfolio to be substantially occupied and, therefore, do not expect our overall leased percentage to increase much above the current level. Market rental rates are increasing in many of our markets and we have experienced positive rental rate growth, in the aggregate, for the past six quarters. As a result, we expect to continue to see increasing rents in most of our markets and absorption of available space in our global development pipeline to continue to be strong for the remainder of 2007. An important fundamental to our long-term growth is repeat business with our global customers. Historically, approximately half of the space leased in our newly developed properties is with repeat customers (55.5% for 2007).
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

	Nine months ended
	September 30,
	2007	2006
Rental income	$782,079	$647,050
Rental expenses	215,809	161,605

Total net operating income — property operations segment	$566,270	$485,445

     The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses for each period. As discussed earlier, on July 11, 2007, we completed the acquisition of MPR, which resulted in us consolidating the operating results until August 27, when the lender converted certain of the bridge debt into equity in ProLogis North American Industrial Fund II. At that time, we owned 36.9% of the equity of the property fund and began accounting for our investment under the equity method of accounting in our Fund Management Segment. This segment includes the rental income and expenses of those properties, during the time we owned them in our direct owned portfolio. When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the fund management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses. The increases in rental income and rental expenses, in 2007 over 2006, are due principally to the increase in properties owned during the period due to the MPR acquisition, the timing of contributions and increases in the net operating income of the same store properties we own directly. Under the terms of our lease agreements, some or all of our rental expenses are recovered from customers. These rental expense recoveries of $162.6 million and $130.3 million for the nine months ended September 30, 2007 and 2006, respectively, are included in rental income and offset some of the increases in rental expenses. The increase in the number of properties under management has also contributed to the increase in rental expenses.
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

     The net operating income from the fund management segment was as follows (in thousands):

	Nine months ended
	September 30,
	2007	2006
North American property funds (1)	$48,062	$100,285
European property funds (2)	82,666	42,698
Asian property funds (3)	23,407	14,964

Total net operating income — fund management segment	$154,135	$157,947

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 12 and 10 funds at September 30, 2007 and 2006, respectively. Our ownership interests ranged from 20.0% to 50.0% at September 30, 2007. These property funds on a combined basis owned 763 and 496 properties at September 30, 2007 and 2006, respectively.

Beginning in August of 2007, we own 36.9% of a property fund that owns 100% of the real estate assets previously owned by ProLogis North American Properties Fund V. In addition, we formed two other property funds in North America that made their first property acquisitions in the third quarter.

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

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II. PEPF II was formed and made its first acquisition from us in the third quarter of 2007. On a combined basis, these funds owned 273 and 275 properties at September 30, 2007 and 2006, respectively. Our ownership interest in PEPR was 24.9% at September 30, 2007. Our ownership interest in PEPF II was 24.4% due to our direct ownership interest of 16.9% and our indirect 7.5% interest through our ownership in PEPR, which owns a 30% interest in PEPF II. In July 2007, PEPR sold a portfolio of 47 properties that resulted in our recognition of a $38.2 million gain, which represents our proportionate share of the gain recognized by PEPR.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan and one property fund in South Korea, which made its first acquisition of a property from a third party during the third quarter of 2007. These property funds on a combined basis owned 61 and 30 properties at September 30, 2007 and 2006, respectively, including a portfolio of 17 properties in Japan that were purchased from a third party during the third quarter of 2007.
See Note 3 to our Consolidated Financial Statements in Item 1 for more details of the transactions and new property funds discussed above.
CDFS Business Segment
     Net operating income from the CDFS business segment consists of: (i) gains resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to rehabilitate and/or reposition or to start a new property fund; (ii) gains from the dispositions of land parcels, including land subject to ground leases; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with the potential acquisition of CDFS business assets and land holding costs. See Note 12 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.

     For the nine months ended September 30, 2007, our net operating income in this segment was $698.9 million as compared to $304.3 million for the same period in 2006, an increase of $394.6 million. In 2007 and 2006, 33.6% and 39.2% of the net operating income of this operating segment was generated in North America, 32.0% and 33.7% was generated in Europe and 34.4% and 27.1% was generated in Asia, respectively.
     The CDFS business segment’s net operating income includes the following components (in thousands):

	Nine months ended
	September 30,
	2007	2006
CDFS transactions in continuing operations:
Disposition proceeds, prior to deferral (1)	$4,694,898	$1,088,323
Proceeds deferred and not recognized (2)	(214,057)	(52,026)
Recognition of previously deferred amounts (2)	18,035	14,407
Cost of CDFS dispositions (1)	(3,826,529)	(821,054)

Net gains	672,347	229,650
Development management and other income	23,936	26,525
Interest income on notes receivable	9,107	13,236
Net earnings from CDFS joint ventures (3)	2,025	43,428
Other expenses and charges	(8,540)	(8,580)

Total net operating income — CDFS business segment	$698,875	$304,259

CDFS transactions recognized as discontinued operations (4):
Disposition proceeds	$173,298	$222,612
Cost of dispositions	(150,761)	(192,434)

Net CDFS gains in discontinued operations	$22,537	$30,178

(1)	During the nine months ended September 30, 2007, we contributed 71 developed and repositioned properties to the property funds (32 in North America, 34 in Europe and five in Japan) and we contributed 168 properties that were acquired property portfolios to the property funds (162 in North America and six in Europe). This compares with 2006 when we contributed 40 developed and repositioned buildings to the property funds (16 in North America, 19 in Europe and five in Japan). In addition, we recognized net gains of $80.5 million and $20.2 million from the disposition of land parcels during the nine months ended September 30, 2007 and 2006, respectively.

(2)	When we contribute a property to an entity in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of the proceeds that we defer is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the entity acquiring the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of the earnings or losses that we recognize under the equity method in later periods to reflect the entity’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the entity’s basis in the contributed property. If a loss results when a property is contributed, the entire loss is recognized when it is known.

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

(3)	Represents the net earnings or losses we recognized under the equity method from our investments in CDFS joint ventures. During the nine months ended September 30, 2006, we recognized $35.0 million for our share of the earnings of a CDFS joint venture, LAAFB JV, that redeveloped and sold land parcels. This entity substantially completed its operations at the end of 2006.

(4)	Includes four CDFS properties aggregating 0.5 million square feet and one land parcel subject to a ground lease, and 12 CDFS business properties aggregating 1.7 million square feet, which were sold to third parties during the nine months ended September 30, 2007 and 2006, respectively, that met the criteria to be presented as discontinued operations.
See Note 3 to our Consolidated Finance Statements in Item 1 for more details of significant contribution activity to certain property funds.
     The level and timing of income generated from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to identify and secure sites for redevelopment; (iv) our ability to generate a profit from these activities; and (v) our success in raising capital to be used by the property funds to acquire the properties we have to contribute. The margins earned in this segment may vary quarter to quarter depending on a number of factors, including the type of property contributed, the market in which the land parcel and property are located, and other market conditions. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. Overall, we believe that the continued demand for state-of-the-art distribution properties has resulted in improved leasing activity in our global development pipeline, which helps support our CDFS business segment. We continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.
Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $153.0 million and $113.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increases in general and administrative expenses are due primarily to our continued investment in the infrastructure necessary to support our business growth and continued expansion into international markets, the increase in our fund management business, our growing portfolio of properties through acquisitions and development and the growth in our CDFS business segment. This increase in infrastructure includes additional headcount and a higher level of performance based compensation. Strengthening foreign currencies account for a portion of the increase when our international operations are translated into US dollars at consolidation. Also in 2007, we recognized $8.0 million of employee departure costs, including $5.0 million related to the departure of our Chief Financial Officer in March 2007 and $3.0 million related to employees whose responsibilities became redundant after the acquisition of Parkridge.
     Depreciation and Amortization
     Depreciation and amortization expenses were $225.2 million and $207.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in 2007 over 2006 is due to acquired real estate assets and intangible lease assets and, to a lesser extent, improvements made to the properties in our property operations segment.
     Other Expenses
     During the second quarter of 2007, we recognized an impairment charge of $12.6 million related to certain properties held and used in our property operations segment.

     Interest Expense
     The following table presents the components of interest expense (in thousands):

	Nine months ended
	September 30,
	2007	2006
Gross interest expense	$370,138	$291,826
Amortization of premium, net	(6,813)	(10,574)
Amortization of deferred loan costs	7,827	5,482

Interest expense before capitalization	371,152	286,734
Capitalization of interest	(83,897)	(69,801)

Net interest expense	$287,255	$216,933

     The increase in interest expense for the nine months ended September 30, 2007, as compared with the same period in 2006, is due to increases in our borrowings, resulting from individual and portfolio acquisitions, including the MPR and Parkridge acquisitions, increased development activity and our increased investments in property funds and CDFS joint ventures, offset somewhat by a decrease in our weighted average interest rates and additional capitalized interest. The decrease in our weighted average interest rates is due primarily to our issuance of $1.25 billion of convertible senior notes in March 2007 with a coupon rate of 2.25%. The increase in capitalized interest for the nine months ended September 30, 2007, as compared with the same period in 2006, is due to the increase in our development activities.
     Gains Recognized on Dispositions of Certain Non-CDFS Business Assets
     During the nine months ended September 30, 2007 and 2006, we recognized gains of $145.4 million and $13.7 million on the disposition of 77 properties and 12 properties, respectively, from our property operations segment to certain of the unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.
     Foreign Currency Exchange Gains, net
     We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed to be long-term in nature. If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks, including put option contracts with notional amounts corresponding to a portion of our projected net operating income from our operations in Europe and Japan and forward contracts designed to manage foreign currency fluctuations of certain intercompany loans. See Note 14 to our Consolidated Financial Statements in Item 1 for more information on our derivative financial instruments.
     During the nine months ended September 30, 2007 and 2006, we recognized net gains of $10.1 million and $16.4 million, respectively. During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR, which was denominated in Australian dollars. As contracts used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment, these contracts were marked-to-market through earnings. During the nine months ended September 30, 2007, we recognized net gains of $26.6 million, from the remeasurement in the second quarter ($9.3 million gain) and the settlement in the third quarter ($17.3 million gain), in connection with the completed acquisition, of these contracts. We recognized net losses of $16.5 million and net gains of $16.4 million on our third party and intercompany debt transactions during the nine months ended September 30, 2007 and 2006, respectively.

     Income Taxes
     During the nine months ended September 30, 2007 and 2006, our current income tax expense was $58.9 million and $75.9 million, respectively. We recognize current income tax expense for the income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, primarily related to our CDFS business. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable CDFS income and changes in tax and interest rates.
     During the nine months ended September 30, 2007, we recognized deferred tax expense of $5.7 million, compared with deferred tax benefits of $16.8 million in the same period of 2006. The deferred tax expense in 2007 relates primarily to tax indemnification agreements we entered into during the third quarter of 2007 in connection with the formation of PEPF II and the ProLogis Mexico Industrial Fund, net of the benefit recognized from the termination of the indemnification previously provided to ProLogis North American Properties Fund V. The remaining change in deferred taxes is due primarily to timing. See Note 5 to our Consolidated Financial Statements in Item 1.
     Discontinued Operations
     Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately as such in the statements of earnings. During the nine months ended September 30, 2007 and the year ended December 31, 2006, we disposed of 71 and 89 properties, respectively, as well as land subject to a ground lease in 2007, to third parties that were previously included in our property operations segment. The results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations. In addition, as of September 30, 2007, we had one property classified as held for sale and therefore, the results of operations of this property are also included in discontinued operations. See Note 6 to our Consolidated Financial Statements in Item 1.
Three Months Ended September 30, 2007 and 2006
     The changes in net earnings attributable to common shares and its components for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, are similar to the changes for the nine month periods ended on the same dates other than as separately discussed above.
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
     We record a liability for the estimated costs of environmental remediation to be incurred in connection with certain operating properties we acquire, as well as certain land parcels we acquire in connection with the planned development of the land. The liability is established to cover the environmental remediation costs, including cleanup costs, consulting fees for studies and investigations, monitoring costs and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

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
     On July 11, 2007, we completed the previously announced acquisition of all of the units in MPR. At the time of acquisition, MPR owned approximately 89% of ProLogis North American Properties Fund V and certain other assets. The total consideration was approximately $2.0 billion consisting of cash of $1.2 billion and assumed liabilities of $0.8 billion. The cash portion of the acquisition was financed primarily with borrowings under a credit agreement with an affiliate of Citigroup USA, Inc. (“Citigroup”), consisting of a $473.1 million term loan and a $646.2 million convertible loan. As a result of this transaction, on July 11, 2007, we owned 100% of and began consolidating ProLogis North American Properties Fund V.
     On August 27, 2007, Citigroup converted $546.2 million of the convertible loan into equity of a newly formed property fund, ProLogis North American Industrial Fund II, which owns all of the real estate assets and debt obligations that were acquired or issued in connection with the MPR acquisition. We made an equity contribution of $100.0 million into the fund, which was used to repay the remaining balance on the convertible loan. The conversion resulted in Citigroup owning 63.1% and us owning 36.9% of the equity of ProLogis North American Industrial Fund II. We account for our investment under the equity method of accounting. Upon conversion, in both the three and nine months ended September 30, 2007, we recognized net gains of $68.6 million (including $16.6 million of previously deferred gains from the initial contribution of the assets to ProLogis North American Properties Fund V) that are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings and Comprehensive Income in Item I.
     In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for the remainder of 2007 and future years:
•	development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	acquisitions of properties or portfolios of properties in the CDFS business segment primarily for future contribution to property funds;

•	acquisitions of land for future development in the CDFS business segment;

•	investments in current or future unconsolidated property funds;

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment;

•	capital expenditures on properties; and

•	scheduled principal and interest payments.
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
Commitments related to future contributions to Property Funds
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.4 billion from third party investors, of which $783.8 million was unfunded at September 30, 2007.
     We are committed to offer to contribute all of our stabilized development properties available in Japan to ProLogis Japan Properties Fund II through August 2008. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, and under which $28.2 million was unfunded at September 30, 2007.
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe and, in certain circumstances properties we acquire, to PEPF II. PEPF II has equity commitments, which expire in August 2010, aggregating approximately €2.5 billion ($3.5 billion as of September 30, 2007) from third party investors and PEPR, of which €2.3 billion ($3.2 billion as of September 30, 2007) was unfunded at September 30, 2007.
     We are committed to offer to contribute all of our stabilized development properties available in Mexico and, in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund. ProLogis Mexico Industrial Fund has equity commitments, which expire in August 2010, aggregating approximately $500.0 million from third party investors, of which $423.2 million was unfunded at September 30, 2007.
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea and, in certain circumstances properties we acquire, to ProLogis Korea Fund. ProLogis Korea Fund has an equity commitment from our fund partner of $200 million, which expires in June 2010, and under which $179.4 million was unfunded at September 30, 2007.
     These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt or equity capital to acquire the properties that we expect to offer to contribute during 2007 and 2008. Should the property funds choose not to acquire, or not have sufficient capital available to acquire a property that meets the specified criteria, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.
     There can be no assurance that if these property funds do not acquire the properties we have available, we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.

Cash Provided by Operating Activities
     Net cash provided by operating activities was $1.1 billion and $566.6 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by operating activities in 2007 over 2006 is due primarily to the increase in earnings, adjusted for non-cash items, which is more fully discussed above. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
Cash Investing and Cash Financing Activities
     For the nine months ended September 30, 2007 and 2006, investing activities used net cash of $2.9 billion and $1.4 billion, respectively. The following are the more significant activities for both periods presented:
•	On July 11, 2007, we completed the acquisition of MPR for total consideration of approximately $2.0 billion, consisting of $1.2 billion of cash and the assumption of debt and other liabilities of $0.8 billion. The cash portion was financed by the issuance of a $473.1 million term loan and a $646.2 million convertible loan with an affiliate of Citigroup. On August 27, 2007, Citigroup converted $546.2 million of the convertible loan into equity of a newly created property fund, ProLogis North American Industrial Fund II and we made a $100.0 million equity contribution to the property fund, which it used to repay the remaining balance on the convertible loan.

•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $741.2 million. See Note 2 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

•	We invested $3.7 billion in real estate during the nine months ended September 30, 2007, excluding the MPR and Parkridge acquisitions, and $2.7 billion for the same period in 2006. These amounts include the acquisition of operating properties (33 properties and 62 properties with an aggregate purchase price of $253.9 million and $627.1 million in 2007 and 2006, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At September 30, 2007, we had 136 distribution and retail properties aggregating 36.6 million square feet under development, with a total expected investment of $2.8 billion.

•	We invested cash of $507.4 million and $168.3 million during the nine months ended September 30, 2007 and 2006, respectively, in new, existing and potential unconsolidated investees, including the $100.0 million invested in Prologis North American Industrial Fund II and excluding the investment in the Parkridge retail business. In January 2006, we invested $55.0 million in a preferred interest in ProLogis North American Properties Fund V, which we subsequently sold in August 2006.

•	We received proceeds from unconsolidated investees as a return of investment of $39.1 million and $100.2 million during the nine months ended September 30, 2007 and 2006, respectively. The proceeds in 2007 include $18.7 million received from the liquidation of an investment in an unconsolidated investee.

•	We generated net cash from contributions and dispositions of properties and land parcels of $3.1 billion and $1.6 billion during the nine months ended September 30, 2007 and 2006, respectively.

•	We invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in Funds II-IV during the first quarter of 2006. See Note 3 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

•	We generated net cash proceeds from payments on notes receivable of $42.0 million and $70.5 million during the nine months ended September 30, 2007 and 2006, respectively.

     For the nine months ended September 30, 2007 and 2006, financing activities provided net cash of $1.9 billion and $1.1 billion, respectively. The following are the more significant activities for both periods presented:
•	In March 2007, we issued $1.25 billion aggregate principal amount of 2.25% convertible senior notes due 2037. We used the net proceeds of the offering to repay a portion of the outstanding balance under our Global Line and for general corporate purposes.

•	During 2007, we received proceeds of $1.1 billion and $600.1 million under facilities used to partially finance the MPR and Parkridge acquisitions (see Note 3 and Note 10, respectively, to our Consolidated Financial Statements in Item 1).

•	On our lines of credit, including the Global Line, we had net borrowings of $119.0 million and $701.9 million for the nine months ended September 30, 2007 and 2006, respectively.

•	On our other debt, we had net payments of $780.9 million and net borrowings of $627.4 million for the nine months ended September 30, 2007 and 2006, respectively. In 2006, we received proceeds from the issuance of $850.0 million of senior notes, which were offset slightly by payments made on our senior notes, secured debt and assessment bonds.

•	We generated proceeds from the sale and issuance of common shares of $26.7 million and $123.9 million for the nine months ended September 30, 2007 and 2006, respectively.

•	We paid distributions of $354.2 million and $293.8 million to our common shareholders during the nine months ended September 30, 2007 and 2006, respectively. We paid dividends on preferred shares of $19.1 million for both the nine months ended September 30, 2007 and 2006.
Borrowing Capacities
     At September 30, 2007, we had available credit facilities, including the Global Line, of $3.7 billion. Under these facilities, at September 30, 2007, we had outstanding borrowings of $2.5 billion and letters of credit outstanding of $153.0 million with participating lenders, resulting in remaining borrowing capacity of $1.0 billion.

Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $2.2 billion at September 30, 2007, of which $1.7 billion related to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at September 30, 2007 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership %
ProLogis European Properties	$5,078.5	$2,688.9	24.9
ProLogis European Properties Fund II	919.2	497.2	24.4
ProLogis California	599.4	321.1	50.0
ProLogis North American Properties Fund I	325.4	242.3	41.3
ProLogis North American Properties Fund VI	500.0	307.0	20.0
ProLogis North American Properties Fund VII	378.7	228.8	20.0
ProLogis North American Properties Fund VIII	187.5	112.0	20.0
ProLogis North American Properties Fund IX	191.0	120.9	20.0
ProLogis North American Properties Fund X	216.6	135.0	20.0
ProLogis North American Properties Fund XI	224.1	65.7	20.0
ProLogis North American Industrial Fund	2,033.4	1,210.6	23.3
ProLogis North American Industrial Fund II	2,223.4	1,282.6	36.9
ProLogis North American Industrial Fund III	1,796.7	1,067.7	20.0
ProLogis Mexico Industrial Fund	271.8	137.1	20.0
ProLogis Japan Properties Fund I	1,203.7	538.4	20.0
ProLogis Japan Properties Fund II	2,454.6	1,257.1	20.0
ProLogis Korea Fund	32.2	6.0	20.0

Total property funds	$18,636.2	$10,218.4

(1)	As of September 30, 2007, we had no outstanding guarantees related to any debt of the unconsolidated property funds.
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
     In December 2006, our Board approved an increase in the annual distribution for 2007 from $1.60 to $1.84 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. We paid a distribution of $0.46 per common share for the first, second and third quarters of 2007 on February 28, 2007, May 31, 2007 and August 31, 2007.
     At September 30, 2007, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
     Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
     Other Commitments
     At September 30, 2007, we had letters of intent or contingent contracts, subject to final due diligence, for the acquisition of properties aggregating approximately 2.6 million square feet at an estimated total acquisition cost of approximately $134 million. These transactions are subject to a number of conditions and we cannot predict with certainty that they will be consummated.

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

     We compensate for these limitations by using the FFO measure only in conjunction with net earnings computed under GAAP. To further compensate, we always reconcile our defined FFO measure to net earnings computed under GAAP in our financial reports. Additionally, we provide investors with (i) our complete financial statements prepared under GAAP; (ii) our definition of FFO, which includes a discussion of the limitations of using our non-GAAP measure; and (iii) a reconciliation of our GAAP measure (net earnings) to our non-GAAP measure (FFO, as we define it), so that investors can appropriately incorporate this measure and its limitations into their analyses.
     FFO attributable to common shares as defined by us was $1.0 billion and $656.3 million for the nine months ended September 30, 2007 and 2006, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2007	2006
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$935,639	$517,861

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	217,209	200,860
Adjustments to CDFS dispositions for depreciation	(3,583)	466
Gains recognized on dispositions of certain non-CDFS business assets	(145,374)	(13,709)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(38,732)	(80,037)
Real estate related depreciation and amortization	2,240	9,148

Totals discontinued operations	(36,492)	(70,889)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	63,669	47,834
Gains on dispositions of non-CDFS business assets	(34,491)	(6,753)
Other amortization items	(6,376)	(14,199)

Totals unconsolidated investees	22,802	26,882

Totals NAREIT defined adjustments	54,562	143,610

Subtotals — NAREIT defined FFO	990,201	661,471

Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	11,595	(9,115)
Current income tax expense	3,038	23,191
Deferred income tax expense (benefit)	5,710	(16,780)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses, net	5,828	130
Deferred income tax benefit	(599)	(2,634)

Totals unconsolidated investees	5,229	(2,504)

Totals our defined adjustments	25,572	(5,208)

FFO attributable to common shares, as defined by us	$1,015,773	$656,263

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We define our market risk exposure as: (i) the potential loss in future earnings and cash flows due to interest rate exposure and (ii) the potential loss in future earnings with respect to foreign currency exchange exposure.
Interest Rate Risk
     Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows. To achieve this objective, we borrow on a fixed rate basis for longer-term debt issuances. In anticipation of a financing expected to occur in early 2007, we entered into several interest rate swap contracts that were designated as cash flow hedges to fix the interest rate on a portion of the expected financing. The financing occurred in March 2007 with the issuance of $1.25 billion of convertible senior notes. At September 30, 2007, we had no interest rate swap contracts outstanding.

     Our primary interest rate risk is created by our variable rate lines of credit and other variable rate debt. During the first quarter of 2007, in connection with the Parkridge acquisition, we entered into a senior unsecured facility that bears interest at LIBOR plus a margin. At September 30, 2007, we had outstanding borrowings of $2.5 billion on our variable rate lines of credit and $0.6 billion of other variable rate debt, including the new facility. Based on the results of a sensitivity analysis with a 10% adverse change in interest rates on our variable rate debt, our estimated market risk exposure was approximately $7.8 million on our cash flow for the nine months ended September 30, 2007.
     See Notes 10 and 14 to our Consolidated Financial Statements in Item 1 for more discussion of our debt and information related to instruments we utilize to manage certain of these risks.
Foreign Currency Risk
     We primarily incur foreign currency exchange risk related to third party and intercompany debt of our foreign consolidated subsidiaries and unconsolidated investees that are not denominated in the functional currency of the subsidiary or investee. The remeasurement of certain of this debt results in the recognition of foreign currency exchange gains or losses. We use foreign currency forward contracts to manage the foreign currency fluctuations of certain intercompany loans. During the second quarter of 2007, we also entered into foreign currency forward contracts related to the acquisition of MPR that was completed in July 2007. We used the foreign currency forward contracts to manage the risk associated with the purchase price denominated in Australian dollars. These contracts allowed us to sell foreign currency at a fixed exchange rate to the U.S. dollar and settled in July 2007. At September 30, 2007, we had forward contracts for euros and pound sterling outstanding with an aggregate notional amount of $1.5 billion related primarily to our intercompany debt transactions.
     We primarily use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income (operating income net of foreign denominated interest expense) of our foreign consolidated subsidiaries and unconsolidated investees. At September 30, 2007, we had no put option contracts outstanding.
     See Note 14 to our Consolidated Financial Statements in Item 1 for more information related to instruments we utilize to manage certain of these risks.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1A. Risk Factors
     As of September 30, 2007, no material changes had occurred in our risk factors as discussed in Item 1A of our 2006 Annual Report on Form 10-K.

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
Date: November 6, 2007

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