Form 10-K
period 2007-12-31
PROLOGIS
filed 2008-02-28
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange
Act of 1934).  Yes ☐ No ☑

Based on the closing price of the registrant’s shares on June 30, 2007, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $14,561,373,852.

At February 22, 2008, there were outstanding approximately 258,202,700 common shares of beneficial interest of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2008 annual meeting of its shareholders are incorporated by reference in Part III of this report.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of developed properties, general conditions in the geographic areas where we operate and the availability of capital in existing or new property funds – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see “Item 1A. Risk Factors” in this annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and its consolidated subsidiaries.

PART I

ITEM 1. Business

ProLogis

We are the world’s largest owner, manager and developer of industrial distribution facilities. We designed our business strategy to achieve long-term sustainable growth in cash flow and a high level of return for our shareholders. We manage our business by utilizing the ProLogis Operating System®, an organizational structure and service delivery system that we built around our customers. When combined with our international network of distribution properties, the ProLogis Operating System enables us to meet our customers’ needs for distribution space on a global basis. We believe that by integrating international scope and expertise with a strong local presence in our markets, we have become an attractive choice for our targeted customer base, the largest global users of distribution space.

We are a Maryland real estate investment trust (“REIT”) and have elected to be taxed as such under the Internal Revenue Code of 1986, as amended (the “Code”). Our world headquarters is located in Denver, Colorado. Our European headquarters is located in the Grand Duchy of Luxembourg with our European customer service headquarters located in Amsterdam, the Netherlands. Our primary offices in Asia are located in Tokyo, Japan and Shanghai, China.

Our Internet website address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (the “SEC”) are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Our common shares trade under the ticker symbol “PLD” on the New York Stock Exchange.

Business Strategy and Global Presence

We were formed in 1991 as an owner of industrial distribution space operating in the United States with a primary objective of differentiating ourselves from our competition by focusing on our corporate customers’ distribution space requirements on a national, regional and local basis and providing customers with consistent levels of service throughout the United States. As our customers’ needs expanded to markets outside the United States, so did our portfolio and our management team. We currently have operations in North America, Europe and Asia. We are exploring opportunities in India and recently announced a development fee project in Dubai, United Arab Emirates. Our business strategy is to hold certain investments on a long-term basis and generate income from leasing space to our customers, develop properties primarily for contribution to property funds in which we maintain an ownership interest and manage those property funds and the properties they own. Since our inception, we have grown and expect continued growth through the development and selective acquisition of properties, individually and as portfolios, in targeted markets. In September 2005, we completed a merger whereby Catellus Development Corporation (“Catellus”) was merged into one of our subsidiaries (the “Catellus Merger”) and added approximately $4.5 billion of real estate assets to our direct owned investments. At that time, we added certain retail properties to our portfolio due to the similarities with our industrial distribution properties. This investment in retail, along with our investments in CDFS joint ventures that develop retail and mixed-use properties, gives us opportunities to diversify our revenue base, but also exposes us to the potential risks of the retail and mixed-use sector. As of December 31, 2007, our direct owned real estate investments totaled $16.6 billion.

Distribution facilities are a crucial link in the modern supply chain, and they serve three primary purposes for supply-chain participants: (i) ensure accurate and seamless flow of goods to their appointed destinations; (ii) function as processing centers for goods; and (iii) enable companies to store enough inventory to meet surges in demand and to cushion themselves from the impact of a break in the supply chain.

The primary business drivers across the globe continue to be the need for greater distribution network efficiency and state-of-the-art facilities to support the growing business of global trade. After 16 years in operation, our focus on our customers’ expanding needs and improving their supply-chain operations has enabled us to become the world’s largest owner, manager and developer of industrial distribution facilities.

At December 31, 2007, our total portfolio of properties owned, managed and under development, including direct-owned properties and properties owned by property funds and CDFS joint ventures, consisted of 2,773 properties aggregating 510.2 million square feet and serving 4,912 customers in 118 markets in North America, Europe and Asia.

Our Operating Segments

Our business is primarily organized into three reportable business segments: (i) property operations, (ii) investment management and (iii) development or CDFS business. The following discussion of our business segments should be read in conjunction with “Item 1A. Risk Factors”, our property information presented in “Item 2. Properties”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our Consolidated Financial Statements in Item 8.

Operating Segments – Property Operations

Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our investment strategy in the property operations segment focuses primarily on the ownership and leasing of industrial distribution properties in key distribution markets. Included in this segment are operating properties we developed and acquired within the CDFS business segment with the intention of contributing the property to a property fund.

Investments

At December 31, 2007, our property operations segment consisted of 1,409 operating properties aggregating 208.5 million square feet in North America, Europe and Asia. The properties are primarily distribution properties, although we own 31 retail properties located in North America aggregating 1.2 million square feet.

During 2007, we increased our investments in our property operations segment through the acquisition of 66 properties, aggregating 12.9 million square feet representing an investment of $816.7 million, through various individual and/or portfolio acquisitions, excluding the 153 properties that we acquired from a property fund as discussed below in “Operating Segments — Investment Management”. We acquired these properties primarily for future contribution to an unconsolidated property fund. It is our policy to hold acquired properties for long-term investment, although we often reduce our ownership to less than 100% through the contribution to a property fund resulting in the realization of a portion of the development or repositioning profits. We also acquire properties through tax-deferred exchanges that result in our holding the properties for long-term investment. In addition, we have increased our investment in the property operations segment through the development of 137 distribution and retail properties, which are primarily pending contribution to a property fund, as further discussed below. At December 31, 2007 we had 249 operating properties aggregating 56.9 million square feet at a total investment of $3.6 billion that were developed or acquired in the CDFS business segment but are included in the property operations segment’s assets pending contribution or sale.

Also, during 2007, we disposed of 152 non-CDFS properties from this segment aggregating 14.3 million square feet with an investment of $413.5 million at the time of disposition. These properties were sold to third parties and included in discontinued operations (75 properties with an investment of $168.5 million) or contributed to property funds (77 properties with an investment of $245.0 million). In addition, we contributed 268 CDFS business properties to the property funds, as discussed in more detail below.

On a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolios of properties.

Results of Operations

We earn rent from our customers, including reimbursement of certain operating costs, under long-term operating leases (with an average lease term of six to seven years at December 31, 2007). We expect to grow our revenue through the acquisition and development of distribution and retail properties, continued focus on our customers’ global needs for distribution space, and use of the ProLogis Operating System to increase rental rates and, to a limited extent, increases in occupancy rates in our existing properties. The results of operations of properties we develop or acquire with the intention of contributing to a property fund are included in this segment during the period after completion of development or acquisition until contribution. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are all reported in rental expenses in the property operations segment.

Market Presence

At December 31, 2007, our 1,409 properties aggregating 208.5 million square feet in the property operations segment were located in 38 markets in North America (32 markets in the United States, five markets in Mexico and one market in Canada), 20 markets in 11 countries in Europe and nine markets in three countries in Asia. Our largest markets for the property operations segment in North America (based on our investment in the properties) are Atlanta, Chicago, Dallas/Fort Worth, New Jersey, San Francisco (East and South Bay), Southern California and Washington D.C./Baltimore, Maryland. Our largest investments in Europe are in Poland and the United Kingdom and our largest investment in Asia is in Japan. The properties we own in Europe and Asia primarily consist of properties that were developed or acquired in the CDFS business segment and are pending contribution or sale. See “— Operating Segments — CDFS Business” and “Item 2. Properties”.

Competition

We compete primarily with local, regional, and national developers for the acquisition of land for future development and the acquisition of properties for future contributions to the property funds. The existence of competitive distribution space available in any market could have a material impact on our ability to rent space and on the rents that we can charge. We also face competition from other investment managers in attracting capital in the property funds to be utilized to acquire the properties we plan to contribute.

We believe we have competitive advantages due to (i) the strategic locations of our land positions owned or under control; (ii) our personnel who are experienced in the land acquisition and entitlement process; (iii) our global experience in the development of distribution properties, (iv) our ability to quickly respond to customer’s needs for high-quality distribution space in key global distribution markets; (v) our established relationships with key customers serviced by our local personnel; (vi) our ability to leverage our organizational structure to provide a single point of contact for our global customers; (vii) our property management and leasing expertise and; (viii) our relationships and proven track record with current and prospective investors in the property funds.

Property Management

Our business strategy includes a customer service focus that enables us to provide responsive, professional and effective property management services at the local level. To enhance our management services, we have developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism and to enable our property management team members to give the proper level of attention to our customers throughout our network. We manage substantially all of our operating properties.

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2007, we had 2,955 customers occupying 175.6 million square feet of distribution and retail space. Our largest customer and 25 largest customers accounted for 2.6% and 19.7%, respectively, of our annualized collected base rents at December 31, 2007.

Employees

We employ 1,535 persons in our entire business. Our employees work in three countries in North America (860 persons), in 13 countries in Europe (385 persons) and in five countries in Asia (290 persons). Of the total, we have assigned 685 employees to the property operations segment. We have 445 employees who work in corporate positions that are not assigned to a segment who may assist with property operations segment activities. We believe our relationships with our employees are good. Our employees are not organized under collective bargaining agreements, although some of our employees in Europe are represented by statutory Works Councils and benefit from applicable labor agreements.

Future Plans

Our current business plan allows for the expansion of our network of operating properties as necessary to: (i) address the specific expansion needs of customers; (ii) initiate or enhance our market presence in a specific country, market or submarket; (iii) take advantage of opportunities where we believe we have the ability to achieve favorable returns; and (iv) expand the portfolio of properties we own.

We intend to fund our investment activities in the property operations segment in 2008 primarily with operating cash flow from this segment, borrowings under existing credit facilities, additional debt and equity issuances and proceeds from contributions and dispositions of properties.

Operating Segments – Investment Management

The investment management segment represents the long-term investment management of unconsolidated property funds and the properties they own. We utilize our investment management expertise to manage the property funds and we utilize our leasing and property management expertise to manage the properties owned by the funds. We report the property management costs, for both our direct-owned portfolio and the properties owned by the property funds, in rental expenses in the property operations segment and we include the fund management costs in general and administrative expenses.

Our property fund strategy:

•	allows us, as the manager of the property funds, to maintain and expand the market presence and customer relationships that are the key drivers of the ProLogis Operating System;

•	allows us to maintain a long-term ownership position in the properties;

•	allows us to realize a portion of the development profits from our CDFS business activities by contributing our stabilized development properties to property funds (profits are recognized to the extent of third party ownership in the property fund);

•	provides diversified sources of capital;

•	allows us to earn fees for providing services to the property funds; and

•	provides us an opportunity to earn incentive performance participation income based on the investors’ returns over a specified period.

Investments

As of December 31, 2007, we had investments in and advances to 17 property funds totaling $1.8 billion with ownership interests ranging from 20% to 50%. These investments are in North America — 12 aggregating $818.0 million; Europe — two aggregating $653.1 million; and Asia — three aggregating $284.0 million. These property funds own, on a combined basis, 1,131 distribution properties aggregating 244.2 million square feet with a total entity investment (not our proportionate share) in operating properties of $19.1 billion. In addition to our equity interest in the property funds, we act as manager of the funds and the properties owned by the funds.

During 2007, we had the following activity in our investments in property funds (see Note 4 to our Consolidated Financial Statements in Item 8 for additional information on these transactions):

•	We contributed 339 properties aggregating 71.8 million square feet to the property funds for proceeds of $5.3 billion, net of deferred gains of $279.6 million, representing the portion of the gains related to our continuing ownership in the entities acquiring the properties.

•	On a combined basis, the property funds acquired 160 properties from third parties aggregating 33.0 million square feet and disposed of 51 properties to third parties aggregating 6.5 million square feet.

•	We repositioned one property fund, formed three new property funds and made the first acquisitions of properties in a property fund, as follows:

¡	On July 11, 2007, we completed the acquisition of all of the units in Macquarie ProLogis Trust, an Australian listed property trust (“MPR”). At the time of acquisition, MPR owned approximately 89% of ProLogis North American Properties Fund V and certain other assets. The total consideration was approximately $2.0 billion consisting of cash of $1.2 billion and assumed liabilities of $0.8 billion. The cash portion of the acquisition was financed primarily with a $473.1 million term loan and a $646.2 million convertible loan. As a result of the MPR transaction, on July 11, 2007, we owned 100% of, and began consolidating, ProLogis North American Properties Fund V.

On August 27, 2007 the lender converted $546.2 million of the convertible loan into equity of a newly formed property fund, ProLogis North American Industrial Fund II. In addition, we made an equity contribution of $100.0 million into the fund, which was used to repay the remaining balance on the convertible loan. The conversion resulted in us owning 36.9% of the equity of ProLogis North American Industrial Fund II. We account for our investment under the equity method of accounting. Upon conversion, we recognized net gains of $68.6 million.

¡	We formed two new property funds, ProLogis European Properties II (“PEPF II”) and ProLogis Mexico Industrial Fund that will be the primary investment vehicles to acquire all of the properties we develop and stabilize in Europe and Mexico, respectively. We made contributions of properties to the new funds in 2007. ProLogis Korea Fund, which was formed in 2006 and will be the primary investment vehicle to acquire all the properties we develop and stabilize in South Korea, acquired six properties from a third party in 2007. As of December 31, 2007, we own 24.3% of the equity of PEPFII and 20% of the equity of both ProLogis Mexico Industrial Fund and ProLogis Korea Fund.

¡	In July 2007, we formed a new property fund, in which we own 20% of the equity, ProLogis North American Industrial Fund III, that completed the acquisition of 122 distribution properties in North America from a third party for $1.8 billion.

Results of Operations

We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds. In addition to the income recognized under the equity method, we recognize fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We earn certain fees for services provided to the property funds, such as property management, asset management, acquisition, financing and development fees. We may also earn incentives depending on the return provided to the fund partners over a specified period. We expect growth in income recognized to come from newly created property funds and growth in existing property funds. We expect the growth in the existing property funds to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to the leasing and property management efforts we provide as manager of the properties.

Market Presence

At December 31, 2007, the property funds on a combined basis owned 1,131 properties aggregating 244.2 million square feet located in 38 markets in North America (the United States and Mexico), 27 markets in 12 countries in Europe and 9 markets in Asia (Japan and South Korea).

Competition

As the manager of the property funds, we compete with other fund managers for institutional capital. As the manager of the properties owned by the property funds, we compete with other distribution properties located in close proximity to the properties owned by the property funds. The amount of rentable distribution space available and its current occupancy in any market could have a material effect on the ability to rent space and on the rents that can be charged by the fund properties. We believe we have competitive advantages as discussed above in “Operating Segments — Property Operations”.

Property Management

We manage the properties owned by the property funds in our property operations segment utilizing our leasing and property management experience and the ProLogis Operating System. Our business strategy includes a customer service focus that enables us to provide responsive, professional and effective property management services at the local level. To enhance our management services, we have developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism and to enable our property management team members to give the proper level of attention to our customers throughout our network.

Customers

As in our property operations segment, we have developed a customer base in the property funds that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2007, the property funds, on a combined basis, had 1,792 customers occupying 234.3 million square feet of distribution space. The largest customer and 25 largest customers of the property funds, on a combined basis, accounted for 3.2% and 25.0%, respectively, of the total combined annualized collected base rents at December 31, 2007. In addition, in this segment our customers are also the investors in each of our property funds. As of December 31, 2007, we served a total of 41 investors, several of whom invest in multiple funds.

Employees

The property funds generally have no employees of their own. Employees in our property operations segment are responsible for the management of the properties owned by the property funds. We have 65 employees who work in corporate positions assigned to the management of the property funds in our investment management segment. Our other 445 corporate employees may assist with these activities as well.

Future Plans

We expect to continue to increase our investments in property funds. We expect to achieve these increases through the existing property funds’ acquisition of properties that have been developed or acquired by us in the CDFS business segment, as well as from third parties. We also expect growth in our investments to come from property funds that may be formed in the future. We expect the fee income we earn from the property funds and our proportionate share of net earnings of the property funds will increase as the size of the portfolios owned by the property funds grows.

Operating Segments – CDFS Business

Our CDFS business segment primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property prior to it being contributed to a property fund. We may also acquire a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. We also engage in other development activities directly and through joint ventures in which we invest.

Investments

At December 31, 2007, we had 177 distribution and three retail properties aggregating 48.8 million square feet under development with a total expected cost at completion of $3.9 billion. Our properties under development at December 31, 2007, which are provided by country in Item 2, include:

•	North America: 57 properties in Canada, Mexico and the United States, for a combined total of 13.4 million square feet, with a total expected cost of $0.9 billion (approximately 23.5% of the total);

•	Europe: 80 properties in 13 countries, for a combined total of 21.0 million square feet, with a total expected cost of $1.8 billion (approximately 44.9% of the total); and

•	Asia: 43 properties in China, Japan and South Korea, for a combined total of 14.4 million square feet, with a total expected cost of $1.2 billion (approximately 31.6% of the total).

In addition, at December 31, 2007, we had 249 operating properties aggregating 56.9 million square feet with a current investment of $3.6 billion that we previously developed or acquired in the CDFS business segment. These properties and their results of operations are currently included in the property operations segment pending contribution or sale. This brings our total pipeline of potential CDFS business properties, both completed and under development, to $7.5 billion at December 31, 2007.

In addition to the properties we own directly, we invest in unconsolidated joint ventures that develop and own real estate properties. We refer to these entities as CDFS joint ventures. At December 31, 2007, the CDFS joint ventures in which we have an ownership interest had the following properties under development:

•	14 distribution properties under development in North America, Europe and China in joint ventures in which we have an approximately 50% ownership interest. Our proportionate share of the total expected investment at completion is $97.0 million.

•	39 retail and mixed use properties under development in joint ventures in which we have ownership interests of approximately 30% (China) and 25% (Europe). Our proportionate share of the total expected investment at completion is approximately $254.7 million.

At December 31, 2007, we owned 9,351 acres of land, or land use rights, for future development with a current investment of $2.2 billion. The land is in North America (6,031 acres), Europe (2,702 acres) and Asia (618 acres). This land is primarily held for the future development of properties to be contributed to a property fund, although some of the land will be sold as is or further developed and sold to third parties. In addition, we also control, through either a letter of intent or option, another 6,802 acres in North America (2,936 acres), Europe (3,537 acres) and Asia (329 acres). The CDFS joint ventures also own or control another 555 acres for the future development of distribution properties within the venture.

During 2007, we had investment activity in the CDFS business segment as follows:

•	We started the development of 191 properties aggregating 50.5 million square feet with a total expected cost at completion of $3.8 billion.

•	We completed the development of 137 properties aggregating 32.8 million square feet with a total expected cost of $2.4 billion.

•	We generated $5.0 billion of proceeds and $763.7 million of gains from the contributions of CDFS developed and repositioned properties, acquired property portfolios and sales of land.

•	We disposed of five CDFS properties to third parties, including two parcels of land subject to ground leases, all of which were included in discontinued operations, generating net proceeds of $205.8 million and resulting in $28.7 million of gains.

•	We acquired 5,622 acres of land for future development for $1.5 billion.

•	We invested $299.0 million in the form of equity investments and advances in CDFS joint ventures operating in Asia ($57.4 million), Europe ($238.7 million) and North America ($2.9 million). This includes the 25% investment we made in the retail business of Parkridge Holdings Limited (“Parkridge Retail”) in February 2007. See Note 4 to our Consolidated Financial Statements in Item 8 for more information on our investments in CDFS joint ventures.

Results of Operations

We recognize income primarily from the contributions of developed and repositioned properties and acquired property portfolios to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we provide on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions; (iii) recognize net gains from the disposition of land parcels; and (iv) recognize our proportionate share of the earnings or losses generated by CDFS joint ventures in which we have an investment. We expect growth in income in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets, resulting in the contribution to property funds or sale to third parties. Due to the nature of the income recognized in the CDFS business segment, the level and timing of income may vary significantly between periods.

Market Presence

Our CDFS business segment operates in substantially all of the markets as our property operations segment. At December 31, 2007, we had properties under development in 22 markets in North America (15 in the United States, six in Mexico and one in Canada), in 28 markets in 13 countries in Europe and in nine markets in three countries in Asia. At December 31, 2007, we owned land for development in 32 markets in North America (26 in the United States, five in Mexico and one in Canada), 28 markets in 11 countries in Europe and seven markets in three countries in Asia.

Competition

We compete primarily with local, regional and national developers for the acquisition of land for future development and the acquisition of properties for future contribution to the property funds. The existence of competitive distribution space available in any market could have a material impact on our ability to rent space and on the rents that we can charge. We also face competition from other investment managers in attracting capital in the property funds to be utilized to acquire the properties we plan to contribute.

We believe we have competitive advantages due to (i) the strategic locations of our land positions owned or under control; (ii) our personnel who are experienced in the land acquisition and entitlement process; (iii) our global experience in the development of distribution properties, (iv) our ability to quickly respond to customers needs for high-quality distribution space in key global distribution markets; (v) our relationships with key customers established and serviced by our local personnel; (vi) our ability to leverage our organizational structure to provide a single point of contact for our global customers; (vii) our property management and leasing expertise and; (viii) our relationships and proven track record with current and prospective investors in the property funds.

Customers

We use the customer relationships that we have developed in our property operations segment and the ProLogis Operating System in marketing our CDFS business. Approximately half of the space leased in newly developed properties in our CDFS business segment is with repeat customers.

Employees

We employ 340 employees that are assigned to the CDFS business segment. Our employees assigned to other segments or working at a corporate level may assist with CDFS business segment activities as well.

Seasonal Nature of the Business

The demand for the properties that are developed or acquired in the CDFS business segment is not seasonal in nature. However, development activities may be impeded by weather in certain markets, particularly during the winter months, affecting the scheduling of development activities and potentially delaying construction starts and completions.

Future Plans

We intend to conduct the CDFS business segment substantially as we have in the past, while evaluating and responding to current market conditions, as appropriate. To be successful in the CDFS business segment, we believe we must be able to: (i) develop, acquire and rehabilitate or reposition and lease properties on a timely basis; and (ii) have access to capital available to fund the acquisition of land and development costs and, within the property funds, to acquire our CDFS business properties. The ability to lease our properties is dependent on customer demand. We experienced stronger leasing activity in 2007 than in prior years. We expect continued growth in global trade to positively impact absorption of available space in our global development pipeline in 2008. Our market research and customer feedback indicate that consolidation and reconfiguration of supply chains driven by the need for distribution space to support continued growth in global trade will continue to favorably influence the demand for distribution properties that we plan to offer in the CDFS business segment in 2008. In addition, we believe the limited supply of state-of-the-art distribution space in locations that minimize transportation costs, but allow for high levels of service to the customer, and our position of being a single-source provider of distribution space will provide opportunities within this operating segment. We believe we have differentiated ourselves from our competitors by providing high quality customer service on a global basis. As of December 31, 2007, we had 12 customers that lease 37.4 million square feet of space from us on all three of the continents where we operate. Approximately half of the space leased in our newly developed CDFS business segment properties is leased to repeat customers.

We expect to increase our development activities in 2008 through our direct development, as well as investments in CDFS joint ventures. We currently invest in CDFS joint ventures in North America, Europe and Asia that develop and own distribution properties and retail properties. In addition, in 2008 we will continue to focus a larger portion of our development activities on properties that are developed for a specific customer and are leased 100% prior to the commencement of development, “Build to Suit Properties”. We will evaluate opportunities in new markets, such as India and the Middle East. We will also evaluate mixed-use development projects where we may complete the entitlement process and develop the land and infrastructure in return for development fees, profit participation on land sales, title to the land, or a combination thereof.

We intend to utilize the capital generated through contributions and sales of properties, the proceeds from private or public debt and equity issuances and borrowings on existing or new credit facilities to fund our future CDFS business activities. Further, we intend to actively pursue other sources of committed capital to form new property funds that will acquire our CDFS business properties not currently subject to exclusivity.

We have commitments to contribute properties to certain existing property funds. See Note 4 to our Consolidated Financial Statements in Item 8 for further discussion.

There can be no assurance that if the existing property funds do not continue to acquire the properties we have available, we will be able to secure other sources of capital in a timely manner and continue to generate profits from our development activities in a particular reporting period. In addition, due to recent turmoil in the credit markets, it may be more difficult for the property funds to obtain financing for the acquisitions of properties from us.

Other

We have other segments that do not meet the threshold criteria to disclose as a reportable segment. At December 31, 2007, these operations include primarily the management of land subject to ground leases.

Our Management

Our Chief Executive Officer, Jeffrey H. Schwartz, our President and Chief Operating Officer, Walter C. Rakowich and our President and Chief Investment Officer, Ted R. Antenucci, head our management team. Mr. Schwartz and Mr. Rakowich also serve as members on our Board of Trustees (the “Board”). On February 7, 2008, we announced Mr. Rakowich’s plan to retire effective January 2, 2009.

In addition to the leadership and oversight provided by Messrs. Schwartz, Rakowich, and Antenucci, William E. Sullivan is our Chief Financial Officer and Edward S. Nekritz is our General Counsel and Secretary. Our investments and operations are overseen by John R. Rizzo, Managing Director of Global Development, Charles Sullivan, Managing Director for North America Capital Management, Larry Harmsen, Managing Director for North America Capital Deployment, Silvano Solis, Regional Director — Mexico, Gary E. Anderson, Europe President and Chief Operating Officer, Masato Miki and Mike Yamada, Japan Co-Presidents and Ming Z. Mei, China President. Further, in North America, two individuals lead each of our six regions (Central, Midwest, Mexico, Northeast/Canada, Pacific and Southeast), one of whom is responsible for operations and one of whom is responsible for capital deployment. In Europe, each of the four regions (Northern Europe, Central Europe, Southern Europe and the United Kingdom) are led by either one or two individuals responsible for operations and capital deployment. John P. Morland is Managing Director of Global Human Resources.

We maintain a Code of Ethics and Business Conduct applicable to our Board and all of our officers and employees, including the principal executive officer, the principal financial officer and the principal accounting officer, or persons performing similar functions. A copy of our Code of Ethics and Business Conduct is available on our website, www.prologis.com. In addition to being accessible through our website, copies of our Code of Ethics and Business Conduct can be obtained, free of charge, upon written request to Investor Relations, 4545 Airport Way, Denver, Colorado 80239. Any amendments to or waivers of our Code of Ethics and Business Conduct that apply to the principal executive officer, the principal financial officer, or the principal accounting officer, or persons performing similar functions, and that relate to any matter enumerated in Item 406(b) of Regulation S-K, will be disclosed on our website.

ProLogis Operating System

Our management team is responsible for overseeing the ProLogis Operating System, the cornerstone of our business strategy, designed to achieve long-term sustainable growth in cash flow and a high level of return for our shareholders. The ProLogis Operating System is a proprietary property management and customer service delivery system that we designed to assist our professional management team in providing a unique and disciplined approach to serving existing and prospective customers. We believe that, through the ProLogis Operating System, we are, and will continue to be, well positioned to leverage our customer relationships to generate additional business opportunities.

Capital Management and Capital Deployment

Within the ProLogis Operating System, we have a team of professionals who are responsible for managing and leasing our properties and those owned by the property funds that we manage. We have market officers who are primarily responsible for understanding and meeting the needs of existing and prospective customers in their respective markets. In addition, the market officers, along with their team of property management and leasing professionals, use their knowledge of local market conditions to assist the Global Solutions Group in identifying and accommodating those customers with multiple market requirements and assisting in the marketing efforts directed at those customers. Access to our national and international resources enhance the market officers’ ability to serve customers in the local market. The focus of the market officers is on: (i) creating and maintaining relationships with customers, potential customers and industrial brokers; (ii) managing the capital invested in their markets; (iii) leasing our properties; and (iv) identifying potential acquisition and development opportunities in their markets.

Capital deployment is the responsibility of a team of professionals who focus on ensuring that our capital resources are deployed in an efficient and productive manner that will best serve our long-term objective of increasing shareholder value. The team members responsible for capital deployment evaluate acquisition, disposition and development opportunities in light of the market conditions in their respective regions and our overall goals and objectives. Capital deployment officers work closely with the Global Development Group to, among other things, create master-planned distribution parks utilizing the extensive experience of the Global Development Group team members. The Global Development Group incorporates the latest technology with respect to building design and systems and has developed standards and procedures that we strictly adhere to in the development of all properties to ensure that properties we develop are of a consistent quality.

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

Senior Management

Jeffrey H. Schwartz* — 48 — Chief Executive Officer since January 2005 and Chairman of the Board since May 2007. Mr. Schwartz was President of International Operations of ProLogis from March 2003 to December 2004 and he was Asia - President and Chief Operating Officer from March 2002 to December 2004. Mr. Schwartz was President and Chief Executive Officer of Vizional Technologies, Inc., previously an unconsolidated investee of ProLogis from September 2000 to February 2002. From October 1994 to August 2000, Mr. Schwartz was with ProLogis, most recently as Vice Chairman for International Operations. Prior to originally joining ProLogis in October 1994, Mr. Schwartz was a founder and managing partner of The Krauss/Schwartz Company, an industrial real estate developer in Florida. Mr. Schwartz was appointed to the Board in August 2004.

Walter C. Rakowich* — 50 — President and Chief Operating Officer since January 2005 and Chief Financial Officer from December 1998 until September 2005. Mr. Rakowich was Managing Director from December 1998 to December 2004. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a Principal with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich was appointed to the Board in August 2004. On February 7, 2008, we announced Mr. Rakowich’s plan to retire effective January 2, 2009.

Ted R. Antenucci* — 43 — President and Chief Investment Officer since May 2007. Mr. Antenucci was President of Global Development from September 2005 to May 2007. Prior to joining ProLogis, Mr. Antenucci was President of Catellus Commercial Development Corp. from September 2001 to September 2005, with responsibility for all development, construction and acquisition activities. Prior thereto, Mr. Antenucci served as Executive Vice President of Catellus Commercial Group from April 1999 to September 2001, where he managed the company’s industrial development activities throughout the western United States, including northern and southern California, Denver, Chicago, Dallas and Portland.

Edward S. Nekritz* — 42 — General Counsel since December 1998 and Secretary of ProLogis since March 1999. Mr. Nekritz oversees legal services, due diligence and risk management for Prologis. Mr. Nekritz has been with ProLogis in varying capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer Brown LLP).

William E. Sullivan* — 53 — Chief Financial Officer since April 2007. Prior to joining ProLogis, Mr. Sullivan was the founder and president of Greenwood Advisors, Inc., a financial consulting and advisory firm focused on providing strategic planning and implementation services to small and mid-cap companies since 2005. Between 2001 and 2005, Mr. Sullivan served as chairman and CEO of SiteStuff, an online procurement company serving the real estate industry. As CEO, he supervised an effective effort to reduce costs, increase revenue and bring the company to sustained profitability. He stepped out of the CEO role following successful completion of the corporate turnaround. He continued as Chairman until June 30, 2007, at which time the company was sold. Between 1984 and 2001, Mr. Sullivan held several positions with the real estate firm of Jones Lang LaSalle, including chief financial officer.

Gary E. Anderson — 42 — Europe - President and Chief Operating Officer since November 2006 where he is responsible for investments and development in the European countries in which ProLogis operates. From 2003 to 2006, Mr. Anderson was the Managing Director responsible for investments and development in the Central and Mexico Regions. Prior to 2003, Mr. Anderson was a Market Officer from 1996 to 2003.

John C. Cutts — 48— Vice Chairman – Europe. Mr. Cutts joined ProLogis in February 2007 following the acquisition of the industrial development business of Parkridge, a European real estate development company based in the United Kingdom, which Mr. Cutts co-founded in 1998. In addition to his role at ProLogis, Mr. Cutts remains chairman and chief executive officer of Parkridge Retail, which continues to focus on the development of retail and mixed-use business centers throughout Europe. ProLogis owns a 25 percent interest in Parkridge Retail.

Ming Z. Mei — 35 — China President since January 2007, where he is responsible for capital management and development activities in China. Mr. Mei was a Managing Director from December 2005 to January 2007, a Senior Vice President from December 2004 to December 2005 and a First Vice President from 2003 to December 2004 with similar responsibilities in China. Prior to joining ProLogis in March 2003, Mr. Mei was Director of Finance and Business Development for the Asia Pacific Region of Owens Corning, a global building materials manufacturing company.

Masato Miki — 43 — Japan Co-President since March 2006, where he is responsible for acquisitions, finance operations and investment management in Japan. Mr. Miki was Managing Director from December 2004 to March 2006 and Senior Vice President from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since August 2002. Prior to joining ProLogis, Mr. Miki was Vice President of Mitsui Fudosan Investment Advisors, Inc., an affiliate of Mitsui Fudosa Co., Ltd., a comprehensive real estate company in Japan.

John P. Morland — 49 — Managing Director of Global Human Resources since October 2006, where he is responsible for strategic human resources initiatives to align ProLogis’ human capital strategy with overall business activities. Prior to joining ProLogis, Mr. Morland was with Barclays Global Investors at its San Francisco headquarters from April 2000 to March 2005, where he was the Global Head of Compensation.

Mike Yamada — 54 — Japan Co-President since March 2006, where he is responsible for development and leasing activities in Japan. Mr. Yamada was Managing Director from December 2004 to March 2006 and Senior Vice President from January 2004 to December 2004 with similar responsibilities in Japan and he has been with ProLogis since April 2002. Prior to joining ProLogis, Mr. Yamada was a Senior Officer of Fujita Corporation, a construction company in Japan.

* These individuals are our Executive Officers under Item 401 of Regulation S-K.

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results and financial condition. A majority of the properties acquired by us were subjected to environmental reviews by either us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Note 17 to our Consolidated Financial Statements in Item 8 and Item 1A. Risk Factors.

Insurance Coverage

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and other of our business operations in specific markets. Such coverage includes property, liability, fire, named windstorm, flood, earthquake, environmental, terrorism, extended coverage and rental loss. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated profits.

ITEM 1A.	Risk Factors

Our operations and structure involve various risks that could adversely affect our financial condition, results of operations, distributable cash flow and the value of our common shares. These risks include, among others:

General Real Estate Risks

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated, may impact financial results.

We are exposed to the general economic conditions, the local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties. Approximately 22.0% of our properties (based on our investment before depreciation) are located in California. Properties in California may be more susceptible to certain types of natural disasters, such as earthquakes, brush fires, flooding and mudslides, than properties located in other markets and a major natural disaster in California could have a material adverse effect on our operating results. We also have significant holdings (defined as more than 3.5% of our total investment before depreciation in operating properties) in certain markets located in Atlanta, Chicago, Dallas/Fort Worth, New Jersey, Japan, Poland, the United Kingdom and Washington D.C./Baltimore, Maryland. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities. In addition, the property funds and CDFS joint ventures in which we have an ownership interest have concentrations of properties in the same markets.

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

We have developed a significant number of distribution properties since our inception and intend to continue to pursue development activities as opportunities arise. In addition, we currently own approximately 9,351 acres of land or land use rights for potential future development of distribution properties and other commercial real estate projects. Such development activities generally require various government and other approvals and we may not receive such approvals. We will be subject to risks associated with such development activities including, but not limited to:

•	the risk that development opportunities explored by us may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, building, occupancy and other governmental permits and authorizations;

•	the risk that we may not be able to obtain land or land use rights on which to develop or that due to the increased cost of land our activities may not be as profitable, especially in certain land constrained areas;

•	the risk that construction costs of a property may exceed the original estimates, or that construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all; including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment; and

•	the risk that occupancy levels and the rents that can be earned for a completed project will not be sufficient to make the project profitable.

Our business strategy associated with contributing properties to property funds or disposing of properties to third parties may not be successful.

We have contributed to property funds, or sold to third parties, a significant number of distribution properties in recent years and we intend to continue to contribute and sell properties, particularly from our CDFS business segment, which is an integral part of our business strategy. Our ability to contribute or sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties, current market conditions, including the capitalization rates applicable to our properties, and other factors beyond our control. Our ability to develop and timely lease properties will impact our ability to contribute or sell these properties. The property funds are required to have access to debt and equity capital, in the private and public markets, in order for us to continue our strategy of contributing properties to them. Should we not have sufficient properties available that meet the investment criteria of current or future property funds, or should the property funds have limited or no access to capital on favorable terms, then these contributions could be delayed resulting in adverse effects on our liquidity and on our ability to meet projected earnings levels in a particular reporting period. Failure to meet our projected earnings levels in a particular reporting period could have an adverse effect on our results of operations, distributable cash flow and on the value of our securities. Further, our inability to redeploy the proceeds from our divestitures in accordance with our investment strategy could have an adverse effect on our results of operations, distributable cash flow, our ability to meet our debt obligations in a timely manner and the value of our securities in subsequent periods.

Our growth will depend on future acquisitions of distribution properties, which involves risks that could adversely affect our operating results and the value of our securities.

We acquire distribution properties in both our property operations and CDFS business segments. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. There is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

Our operating results and distributable cash flow will depend on the continued generation of lease revenues from customers.

Our operating results and distributable cash flow would be adversely affected if a significant number of our customers were unable to meet their lease obligations. We are also subject to the risk that, upon the expiration of leases for space located in our properties, leases may not be renewed by existing customers, the space may not be re-leased to new customers or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. In the event of default by a significant number of customers, we may experience delays and incur substantial costs in enforcing our rights as landlord. A customer may experience a downturn in its business, which may cause the loss of the customer or may weaken its financial condition, resulting in the customer’s failure to make rental payments when due or requiring a restructuring that might reduce cash flow from the lease. In addition, a customer may seek the protection of bankruptcy, insolvency or similar laws, which could result in the rejection and termination of such customer’s lease and thereby cause a reduction in our available cash flow.

Our ability to renew leases or re-lease space on favorable terms as leases expire significantly affects our business.

Our results of operations, distributable cash flow and the value of our securities would be adversely affected if we were unable to lease, on economically favorable terms, a significant amount of space in our operating properties. We have 31.7 million square feet of distribution and retail space (out of a total of 175.6 million occupied square feet or 18.1%) with leases that expire in 2008, including 1.8 million square feet of leases that are on a month-to-month basis. In addition, our unconsolidated investees have a combined 33.2 million square feet of distribution space (out of a total 239.8 million occupied square feet or 13.8%) with leases that expire in 2008, including 2.0 million square feet of leases that are on a month-to-month basis. The number of distribution and retail properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained in new leases.

The fact that real estate investments are not as liquid as other types of assets may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, we must comply with the safe harbor rules relating to the number of properties that can be disposed of in a year, the tax basis and the costs of improvements made to these properties and meet other tests that enable a REIT to avoid punitive taxation on the sale of assets. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we have an ownership interest may be restricted.

Our insurance coverage does not include all potential losses.

We and our unconsolidated investees currently carry insurance coverage including property, liability, fire, named windstorm, flood, earthquake, environmental, terrorism, extended coverage and rental loss as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated investees, including the property funds, are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results and financial condition.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances.

A majority of the properties we acquire are subjected to environmental reviews either by us or by the predecessor owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to, or previously owned by, commercial and industrial companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to sell such properties or to borrow using such properties as collateral and may have an adverse effect on our distributable cash flow.

Risks Related to Financing and Capital

Our operating results and financial condition could be adversely affected if we do not continue to have access to capital through the property funds.

As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders. Consequently, we are, as are all REITs, largely dependent on external capital to fund our development and acquisition activities. We have been accessing debt and equity capital, in both the private and public markets, through the establishment of property funds that acquire our properties. Our ability to access capital through the property funds is dependent upon a number of factors, including general market conditions and competition from other real estate companies. Further, we generate significant profits because of the contributions of properties to the property funds. To the extent that capital is not available to the property funds to allow them to acquire our properties, these profits may not be realized or realization may be delayed, which could result in an earnings stream that is less predictable than some of our competitors and may result in us not meeting our projected earnings and distributable cash flow levels in a particular reporting period. Our ability to contribute or sell properties from our development pipeline and recognize profits from our development activities will be jeopardized and our ability to meet projected earnings levels and generate distributable cash flow would be adversely affected should the existing equity commitments to the property funds not be available (due to investor default or otherwise) such that these property funds cannot acquire the properties that we expect to have available for contribution. This impact would occur in the short-term and would continue until we are able to sell the properties to third parties or until we could secure another source of capital to finance the properties. Failure to meet our projected earnings and distributable cash flow levels in a particular reporting period could have an adverse effect on our financial condition and on the market price of our securities.

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt or are unable to refinance our debt.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our unsecured credit facilities and certain other unsecured debt bear interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. In addition, our unconsolidated investees have short-term debt that was used to acquire properties from us or third parties and other maturing indebtedness. If these investees are unable to refinance their indebtedness or meet their payment obligations, it may impact our distributable cash flow and our financial condition.

Covenants in our credit agreements could limit our flexibility and adversely affect our financial condition.

The terms of our various credit agreements and other indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

Federal Income Tax Risks

Failure to qualify as a REIT could adversely affect our cash flows.

We have elected to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 1993. In addition, we have a consolidated subsidiary that has elected to be taxed as a REIT and certain unconsolidated investees that are REITs and are subject to all the risks pertaining to the REIT structure, discussed herein. To maintain REIT status, we must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all of its ordinary taxable income to shareholders on a current basis and that the REIT’s equity ownership is not overly concentrated. Due to the complex nature of these rules, the available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and changes in our business, no assurance can be given that we, or our REIT subsidiaries, will qualify as a REIT for any particular period.

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

To maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and net capital gains. This requirement limits our ability to accumulate capital and, therefore, we may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received or because expenses may have to be paid before a deduction is allowed. In addition, the Internal Revenue Service (the “IRS”) may make a determination in connection with the settlement of an audit by the IRS that increases taxable income or disallows or limits deductions taken thereby increasing the distribution we are required to make. In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply, which could adversely affect our financial condition. If we fail to make a required distribution, we would cease to qualify as a REIT.

Prohibited transaction income could result from certain property transfers.

We contribute properties to property funds and sell properties to third parties from the REIT and from taxable REIT subsidiaries (“TRS”). Under the Code, a disposition of a property from other than a TRS could be deemed a prohibited transaction. In such case, a 100% penalty tax on the resulting gain could be assessed. The determination that a transaction constitutes a prohibited transaction is based on the facts and circumstances surrounding each transaction. The IRS could contend that certain contributions or sales of properties by us are prohibited transactions. While we do not believe the IRS would prevail in such a dispute, if the IRS successfully argued the matter, the 100% penalty tax could be assessed against the gains from these transactions, which may be significant. Additionally, any gain from a prohibited transaction may adversely affect our ability to satisfy the income tests for qualification as a REIT.

Liabilities recorded for pre-existing tax audits may not be sufficient.

We are subject to pending audits by the IRS and the California Franchise Tax Board of the 1999 through 2005 income tax returns of Catellus, including certain of its subsidiaries and partnerships. We have recorded an accrual for the liabilities that may arise from these audits. The audits may result in an adjustment in which the actual liabilities or settlement costs, including interest and potential penalties, if any, may prove to be more than the liability we have recorded. See Note 7 to our Consolidated Financial Statements in Item 8.

Uncertainties relating to Catellus’ estimate of its “earnings and profits” attributable to C-corporation taxable years may have an adverse effect on our distributable cash flow.

In order to qualify as a REIT, a REIT cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a C-corporation taxable year. A REIT has until the close of its first full taxable year as a REIT in which it has non-REIT earnings and profits to distribute these accumulated earnings and profits. Because Catellus’ first full taxable year as a REIT was 2004, Catellus was required to distribute these earnings and profits prior to the end of 2004. Failure to meet this requirement would result in Catellus’ disqualification as a REIT. Catellus distributed its accumulated non-REIT earnings and profits in December 2003, well in advance of the 2004 year-end deadline, and believed that this distribution was sufficient to distribute all of its non-REIT earnings and profits. However, the determination of non-REIT earnings and profits is complicated and depends upon facts with respect to which Catellus may have less than complete information or the application of the law governing earnings and profits, which is subject to differing interpretations, or both. Consequently, there are substantial uncertainties relating to the estimate of Catellus’ non-REIT earnings and profits, and we cannot be assured that the earnings and profits distribution requirement has been met. These uncertainties include the possibility that the IRS could upon audit, as discussed above, increase the taxable income of Catellus, which would increase the non-REIT earnings and profits of Catellus. There can be no assurances that we have satisfied the requirement that Catellus distribute all of its non-REIT earnings and profits by the close of its first taxable year as a REIT, and therefore, this may have an adverse effect on our distributable cash flow.

There are potential deferred and contingent tax liabilities that could affect our operating results or financial condition.

Palmtree Acquisition Corporation, our subsidiary that was the surviving corporation in the Catellus Merger, is subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) and potential state taxes on any gain recognized within ten years of Catellus’ conversion to a REIT from a disposition of any assets that Catellus held at the effective time of its election to be a REIT, but only to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election (which was January 1, 2004). Gain from a sale of an asset occurring more than 10 years after the REIT conversion will not be subject to this corporate-level tax. We do not currently expect to dispose of any asset of the surviving corporation in the merger if such disposition would result in the imposition of a material tax liability unless we can affect a tax-deferred exchange of the property. However, certain assets are subject to third party purchase options that may require us to sell such assets, and those assets may carry deferred tax liabilities that would be triggered on such sales. We have recorded deferred tax liabilities related to these built-in-gains. There can be no assurances that our plans in this regard will not change and, if such plans do change or if a purchase option is exercised, that we will be successful in structuring a tax-deferred exchange.

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

As a global company, we are subject to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2007, we generated approximately 42% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	political instability, civil unrest, political activism or the continuation or escalation of terrorist activities; and

•	foreign ownership restrictions with respect to operations in countries, such as China.

Although we have committed substantial resources to expand our global development platform, if we are unable to successfully manage the risks associated with our global business or to adequately manage operational fluctuations, our business, financial condition and results of operations could be harmed.

In addition, our international operations and, specifically, the ability of our non-U.S. subsidiaries to dividend or otherwise transfer cash among our subsidiaries, including transfers of cash to pay interest and principal on our debt, may be affected by currency exchange control regulations, transfer pricing regulations and potentially adverse tax consequences, among other things.

The depreciation in the value of the foreign currency in countries where we have a significant investment may adversely affect our results of operations and financial position.

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the national currency. At December 31, 2007, approximately 45% of our total assets are invested in a currency other than the U.S. dollar, primarily the euro, Japanese yen, British pound sterling and Chinese renminbi. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies, and on occasion and when deemed appropriate, through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

We are subject to governmental regulations and actions that affect operating results and financial condition.

Many laws and governmental regulations apply to us, our unconsolidated investees and our properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur, which might affect our ability to conduct business.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We have directly invested in real estate assets that are primarily generic industrial distribution properties. In Japan, our distribution properties are generally multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. Based on the square footage of our operating properties in the property operations segment at December 31, 2007, our properties are 99.4% distribution properties, including 92.5% of properties used for bulk distribution, 6.1% used for light manufacturing and assembly and 0.8% for other purposes, primarily service centers, while the remaining 0.6% of our properties are retail.

At December 31, 2007, we own 1,409 operating properties, including 1,378 distribution properties located in North America, Europe and Asia and 31 retail properties in North America. In North America, our properties are located in 32 markets in 20 states and the District of Columbia in the United States, five markets in Mexico and one market in Canada. Our properties are located in 20 markets in 11 countries in Europe and nine markets in three countries in Asia.

Geographic Distribution

For this presentation, we define our markets based on the concentration of properties in a specific area. A market, as defined by us, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country.

Properties

The information in the following tables is as of December 31, 2007 for the operating properties, properties under development and land we own, including 94 buildings owned by entities we consolidate but of which we own less than 100%. All of the operating properties are included in our property operations segment, including CDFS properties pending contribution to a property fund. Properties under development and land are included in the CDFS business segment. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2007. No individual property or group of properties operating as a single business unit generated income equal to 10% or more of our consolidated gross revenues or total income for the year ended December 31, 2007. The table does not include properties that are owned by property funds or other unconsolidated investees which are discussed under “— Unconsolidated Investees”.

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased (1)	Footage	Depreciation	Encumbrances (2)

Operating properties owned in the property operations segment at December 31, 2007 (dollars and rentable square footage in thousands):
Distribution properties:
North America – by Market (38 markets) (3):
United States:
Atlanta, Georgia	81	89.49%	12,194	$423,776	$30,520
Austin, Texas	14	97.39%	983	37,064	—
Charlotte, North Carolina	32	92.81%	3,883	123,536	35,924
Chicago, Illinois	88	83.93%	18,958	974,568	166,424
Cincinnati, Ohio	21	99.84%	3,927	117,541	22,711
Columbus, Ohio	32	87.53%	6,909	254,059	31,991
Dallas/Fort Worth, Texas	106	91.16%	15,260	614,050	54,289
Denver, Colorado	30	99.22%	4,700	232,644	65,700
El Paso, Texas	16	86.88%	2,051	62,360	—
Houston, Texas	76	97.83%	7,216	246,407	—
I-81 Corridor, Pennsylvania	12	70.91%	4,592	224,508	—
Indianapolis, Indiana	30	96.01%	3,155	111,285	—
Las Vegas, Nevada	17	98.79%	2,061	95,836	10,807
Louisville, Kentucky	11	100.00%	2,775	91,577	17,549
Memphis, Tennessee	23	62.92%	5,025	141,450	—
Nashville, Tennessee	28	93.76%	2,694	71,078	—
New Jersey	39	95.07%	7,814	483,411	47,405
Orlando, Florida	20	97.35%	1,902	82,274	3,270
Phoenix, Arizona	33	99.19%	2,700	125,812	13,886
Portland, Oregon	29	98.21%	2,479	142,069	28,789
Reno, Nevada	18	79.20%	3,210	129,183	5,289
Salt Lake City, Utah	5	100.00%	853	32,461	—
San Antonio, Texas	45	92.37%	4,017	144,092	3,554
San Francisco (Central Valley), California	13	69.69%	3,486	163,940	34,616
San Francisco (East Bay), California	57	97.48%	4,902	309,565	87,852
San Francisco (South Bay), California	84	93.03%	5,516	457,654	65,671
Seattle, Washington	9	100.00%	1,036	45,741	296
South Florida	14	88.34%	1,288	78,912	6,291
Southern California	98	95.91%	18,641	1,559,196	463,566
St. Louis, Missouri	6	86.04%	685	22,218	—
Tampa, Florida	53	96.11%	3,777	158,580	8,921
Washington D.C./Baltimore, Maryland	44	91.11%	5,717	314,381	36,913
Other	2	100.00%	367	19,170	—

Subtotal United States	1,186	90.57%	164,773	8,090,398	1,242,234

Mexico:
Guadalajara	2	81.11%	580	30,863	—
Juarez	6	41.86%	589	21,205	—
Mexico City	14	62.43%	2,537	135,979	—
Monterrey	7	72.92%	711	26,743	—
Reynosa	1	100.00%	160	7,790	—

Subtotal Mexico	30	65.09%	4,577	222,580	—

Canada – Toronto	3	92.81%	987	81,624	—

Subtotal North America	1,219	89.90%	170,337	8,394,602	1,242,234

Europe – by Country (20 markets) (4):
Czech Republic	5	68.05%	1,615	109,944	—
France	16	55.91%	4,396	271,197	—
Germany	3	87.28%	959	69,490	—
Hungary	6	76.14%	1,111	96,093	—
Italy	6	20.40%	1,774	117,304	—
Netherlands	1	100.00%	191	13,499	—
Poland	34	86.26%	7,220	416,458	—
Romania	2	67.74%	578	35,215	—
Slovakia	5	82.95%	1,352	88,835	—
Sweden	2	100.00%	407	40,850	—
United Kingdom	20	30.66%	4,686	556,546	—

Subtotal Europe	100	63.31%	24,289	1,815,431	—

Asia – by Country (9 markets) (4):
China	50	66.97%	7,560	192,227	16,142
Japan	7	66.99%	4,900	566,525	—
Korea	2	77.44%	211	31,294	6,410

Subtotal Asia	59	67.15%	12,671	790,046	22,552

Total distribution properties	1,378	85.39%	207,297	11,000,079	1,264,786

Retail properties:
North America – by Country (4 markets):
United States	31	94.01%	1,233	328,420	26,200

Total retail properties	31	94.01%	1,233	328,420	26,200

Total operating properties owned in the property operations segment at December 31, 2007	1,409	85.45%	208,530	$11,328,499	$1,290,986

	Land Held for Development		Properties Under Development
				Rentable
			No. of	Square	Current	Total Expected
	Acreage	Investment	Bldgs.	Footage	Investment	Cost (5)

Land held for development and properties under development at December 31, 2007 (dollars and rentable square footage in thousands):
North America − by Market (35 total markets):
United States:
Atlanta, Georgia	468	$35,711	—	—	$—	$—
Austin, Texas	—	—	2	113	1,004	8,048
Charlotte, North Carolina	29	4,478	—	—	—	—
Chicago, Illinois	750	77,954	2	563	24,310	47,783
Cincinnati, Ohio	85	7,968	1	416	12,841	17,840
Columbus, Ohio	233	9,053	—	—	—	—
Dallas / Fort Worth, Texas	360	30,522	3	1,363	16,394	48,884
El Paso, Texas	68	3,855	—	—	—	—
Houston, Texas	128	10,149	3	415	15,410	22,817
I-81 Corridor, Pennsylvania	267	37,163	1	870	13,594	56,537
Indianapolis, Indiana	93	5,029	—	—	—	—
Jacksonville, Florida	82	9,658	—	—	—	—
Las Vegas, Nevada	68	33,821	—	—	—	—
Louisville, Kentucky	13	2,887	1	484	12,252	19,128
Memphis, Tennessee	159	12,502	—	—	—	—
Nashville, Tennessee	24	1,220	1	288	11,408	12,208
New Jersey	204	104,571	1	270	434	20,548
Phoenix, Arizona	148	24,917	—	—	—	—
Portland, Oregon	27	5,679	1	246	11,816	16,125
Reno, Nevada	202	24,231	—	—	—	—
Salt Lake City, Utah	7	128	—	—	—	—
San Antonio, Texas	62	6,262	—	—	—	—
San Francisco (Central Valley), California	287	41,251	1	780	24,431	42,834
Seattle, Washington	—	—	2	246	20,517	30,766
Southern California	527	178,514	8	2,472	168,466	230,384
South Florida	70	46,358	5	443	24,457	51,378
Tampa, Florida	43	5,928	1	117	6,422	8,163
Washington D.C./Baltimore, Maryland	139	23,889	—	—	—	—
Mexico:
Guadalajara	48	14,902	2	273	4,340	12,850
Juarez	173	22,712	4	385	14,876	21,012
Mexico City	133	40,629	2	592	26,300	33,543
Monterrey	159	26,543	2	509	13,607	25,238
Reynosa	108	8,596	5	707	15,405	32,964
Tijuana	—	—	3	692	31,957	44,497
Canada - Toronto	113	72,366	3	817	55,610	67,005

Subtotal North America	5,277	929,446	54	13,061	525,851	870,552

Europe – by Country (35 total markets):
Belgium	13	1,353	1	187	5,061	15,371
Czech Republic	140	48,687	5	1,458	65,458	120,416
France	247	42,494	10	2,976	81,541	215,163
Germany	88	38,711	14	3,949	125,668	297,643
Hungary	197	35,325	4	974	20,521	71,947
Italy	81	32,875	1	327	18,581	21,640
Netherlands	—	—	2	402	12,096	29,392
Poland	717	137,200	21	4,363	139,328	330,846
Romania	90	16,803	2	540	10,193	39,884
Slovakia	157	31,384	4	1,085	30,579	84,828
Spain	44	14,782	4	1,607	48,187	105,697
Sweden	—	—	2	352	4,988	34,576
United Kingdom	928	554,798	10	2,847	203,996	398,249

Subtotal Europe	2,702	954,412	80	21,067	766,197	1,765,652

Asia – by Country (10 total markets):
China	555	90,569	31	7,314	83,842	268,892
Japan	41	89,967	11	6,898	593,435	959,961
Korea	22	12,788	1	181	8,985	14,072

Subtotal Asia	618	193,324	43	14,393	686,262	1,242,925

Total distribution properties	8,597	2,077,182	177	48,521	1,978,310	3,879,129

Retail and mixed-use properties:
North America – by Country (6 markets):
United States	754	75,778	3	308	7,975	56,073

Total retail and mixed-use properties	754	75,778	3	308	7,975	56,073

Total land held for development and properties under development in the CDFS business segment at December 31, 2007	9,351	$2,152,960	180	48,829	$1,986,285	$3,935,202

The following is a summary of our direct-owned investments in real estate assets at December 31, 2007:

Investment
Before Depreciation
(in thousands)

Operating properties	$11,328,499
Land subject to ground leases and other (6)	458,782
Properties under development	1,986,285
Land held for development	2,152,960
Other investments (7)	652,319

Total	$16,578,845

(1)	Represents the percentage leased at December 31, 2007. Operating properties at December 31, 2007 include recently completed development properties and recently acquired properties that may be in the initial lease-up phase, including 166 properties aggregating 39.9 million square feet that were completed or acquired in 2007. The inclusion of properties in the initial lease-up phase can reduce the overall leased percentage.

(2)	Certain properties are pledged as security under our secured debt and assessment bonds at December 31, 2007. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $35.9 million of encumbrances related to other real estate assets not included in the property operations segment. See Schedule III — Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	In North America, includes 90 properties aggregating 19.9 million square feet at a total investment of $996.4 million that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party.

(4)	All of the operating properties in Europe and Asia were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party.

(5)	Represents the total expected cost at completion for properties under development, including the cost of land, fees, permits, payments to contractors, architectural and engineering fees, interest, project management costs and other appropriate costs to be capitalized during construction, rather than actual costs incurred to date.

(6)	Amounts represent investments of $414.7 million in land subject to ground leases, $7.9 million in office properties and an investment of $36.2 million in railway depots.

(7)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; (v) cost of land use rights on operating properties in China; and (vi) costs related to our corporate office buildings.

Unconsolidated Investees

At December 31, 2007, our investments in and advances to unconsolidated investees totaled $2.3 billion. The property funds in the investment management segment totaled $1.8 billion, CDFS joint ventures operating in the CDFS business segment totaled $483.5 million and other unconsolidated investees totaled $106.7 million, all at December 31, 2007.

Property Funds

At December 31, 2007, we had ownership interests ranging from 20% to 50% in 17 property funds that are presented under the equity method. The property funds primarily own operating properties and our investments in the property funds are included in our investment management segment. We act as manager of each property fund. The information provided in the table below (dollars and square footage in thousands) is for the total entity in which we have an ownership interest, not just our proportionate share. See “Item 1. Business” and Note 4 to our Consolidated Financial Statements in Item 8.

				Rentable
	No. of	No. of		Square	Percentage	Entity’s
	Bldgs.	Markets		Footage	Leased	Investment (1)

North America:
ProLogis California	80	1		14,178	99.90%	$694,591
ProLogis North American Properties Fund I	36	16		9,406	94.71%	383,242
ProLogis North American Properties Fund VI	22	7		8,648	94.70%	515,179
ProLogis North American Properties Fund VII	29	8		6,055	92.04%	390,147
ProLogis North American Properties Fund VIII	24	9		3,064	97.34%	192,651
ProLogis North American Properties Fund IX	20	7		3,439	81.80%	195,949
ProLogis North American Properties Fund X	29	9		4,191	96.36%	222,506
ProLogis North American Properties Fund XI	13	2		4,112	100.00%	217,718
ProLogis North American Industrial Fund	217	30		37,188	99.06%	2,104,929
ProLogis North American Industrial Fund II	153	31		36,106	95.77%	2,146,594
ProLogis North American Industrial Fund III (2)	122	6		24,719	92.33%	1,743,595
ProLogis Mexico Industrial Fund	32	5		4,154	100.00%	269,130

Total North America	777	38	(3)	155,260	96.08%	9,076,231
Europe:
ProLogis European Properties	247	27		56,379	97.33%	4,900,914
ProLogis European Properties Fund II	41	14		10,391	99.65%	1,463,877

Total Europe	288	27	(3)	66,770	97.69%	6,364,791
Asia:
ProLogis Japan Properties Fund I	16	3		7,118	97.87%	1,236,099
ProLogis Japan Properties Fund II	44	8		14,566	99.96%	2,391,078
ProLogis Korea Fund	6	1		436	100.00%	49,983

Total Asia	66	9	(3)	22,120	99.29%	3,677,160

Total property funds	1,131	74		244,150	96.81%	$19,118,182

(1)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2007.

(2)	Amounts include seven properties with a total investment of $103.9 million that are held for sale by the property fund.

(3)	Represents the total number of markets in each continent on a combined basis.

CDFS joint ventures

At December 31, 2007, we had ownership interests in several entities that perform CDFS business activities and are presented under the equity method. These entities develop and invest in distribution properties and retail and mixed-use properties. On a combined basis, these entities own 39 completed distribution properties and have 14 distribution properties under development. In addition, these entities have 39 retail and mixed-use properties under development. The information provided in the table below (dollars in thousands) is for the total entity in which we have an ownership interest, not just our proportionate share, as of December 31, 2007.

	Effective
	Ownership		Third
	Percentage	Total Assets	Party Debt

Industrial CDFS Joint Ventures:
North America	46%	$96,761	$53,292
Europe	50%	7,022	—
Asia	50%	273,077	—

Total Industrial CDFS Joint Ventures		$376,860	$53,292

		Effective
	Type of	Ownership		Third
	Real Estate	Percentage	Total Assets	Party Debt

Non-Industrial CDFS Joint Ventures:
North America	Mixed-use	50%	$49,615	$8,365
Europe	Retail and Mixed-use	25%	556,635	304,366
Asia	Retail	30%	738,065	510,230

Total Non-Industrial CDFS Joint Ventures			$1,344,315	$822,961

See Note 4 to our Consolidated Financial Statements in Item 8 for additional information.

ITEM 3.	Legal Proceedings

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

			Per Common
	High Sale	Low Sale	Share
	Price	Price	Distribution

2006:
First Quarter	$56.31	$46.29	$0.40
Second Quarter	53.85	46.66	0.40
Third Quarter	58.86	52.05	0.40
Fourth Quarter	65.81	56.07	0.40
2007:
First Quarter	$72.08	$58.00	$0.46
Second Quarter	67.99	55.76	0.46
Third Quarter	66.86	51.65	0.46
Fourth Quarter	73.34	59.37	0.46
2008:
First Quarter (through February 22)	$64.00	$51.71	$0.5175

On February 22, 2008, we had approximately 258,202,700 common shares outstanding, which were held of record by approximately 9,000 shareholders.

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

We announce the following year’s projected annual common share distribution level after the Board performs its annual budget review and approves a common share distribution level, generally in December of each year. In December 2007, the Board announced an increase in the annual distribution level for 2008 from $1.84 to $2.07 per common share. The payment of common share distributions is subject to the discretion of the Board, is dependent on our financial condition and operating results and may be adjusted at the discretion of the Board during the year.

In addition to common shares, we have issued cumulative redeemable preferred shares of beneficial interest. At December 31, 2007, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of preferred shares outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ours, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with our other series of preferred shares. Annual per share dividends paid on each series of preferred shares were as follows for the periods indicated:

	Years Ended December 31,
	2007	2006

Series C Preferred Shares	$4.27	$4.27
Series F Preferred Shares	$1.69	$1.69
Series G Preferred Shares	$1.69	$1.69

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

Other Shareholder Matters

Other Issuances of Common Shares

In 2007, we issued 128,000 common shares, upon exchange of limited partnership units in our majority-owned and consolidated real estate partnerships. These common shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Common Share Plans

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

See our 2008 Proxy Statement for further information relative to our equity compensation plans.

ITEM 6.	Selected Financial Data

The following table sets forth selected financial data relating to our historical financial condition and results of operations for 2007 and the four preceding years. Certain amounts for the years prior to 2007 presented in the table below have been reclassified to conform to the 2007 financial statement presentation and to reflect discontinued operations. The amounts in the table below are in millions, except for per share amounts.

	Years Ended December 31,
	2007	2006	2005 (1)	2004	2003

Operating Data:
Total revenues	$6,205	$2,446	$1,817	$1,838	$1,444
Total expenses	$5,069	$1,686	$1,393	$1,493	$1,120
Operating income	$1,136	$760	$424	$345	$324
Interest expense	$368	$294	$178	$153	$154
Earnings from continuing operations	$987	$713	$300	$216	$232
Discontinued operations (2)	$87	$162	$96	$17	$19
Net earnings	$1,074	$874	$396	$233	$251
Net earnings attributable to common shares	$1,049	$849	$371	$203	$212
Net earnings per share attributable to common shares — Basic:
Continuing operations	$3.74	$2.79	$1.35	$1.02	$1.08
Discontinued operations	0.34	0.66	0.47	0.09	0.10

Net earnings per share attributable to common shares — Basic	$4.08	$3.45	$1.82	$1.11	$1.18

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$3.61	$2.69	$1.31	$0.99	$1.06
Discontinued operations	0.33	0.63	0.45	0.09	0.10

Net earnings per share attributable to common shares — Diluted	$3.94	$3.32	$1.76	$1.08	$1.16

Weighted average common shares outstanding:
Basic	257	246	203	182	179
Diluted	267	257	214	192	187
Common Share Distributions:
Common share cash distributions paid	$473	$393	$297	$266	$258
Common share distributions paid per share	$1.84	$1.60	$1.48	$1.46	$1.44
FFO (3):
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$1,049	$849	$371	$203	$212
Total NAREIT defined adjustments	150	149	161	196	159
Total our defined adjustments	28	(53)	(2)	1	29

FFO attributable to common shares as defined by us	$1,227	$945	$530	$400	$400

Cash Flow Data:
Net cash provided by operating activities	$1,225	$687	$488	$484	$367
Net cash used in investing activities	$(4,053)	$(2,069)	$(2,223)	$(620)	$(115)
Net cash provided by (used in) financing activities	$2,742	$1,645	$1,713	$37	$(31)

	As of December 31,
	2007	2006	2005 (1)	2004	2003

Financial Position:
Real estate owned, excluding land held for development, before depreciation	$14,426	$12,500	$10,830	$5,738	$5,343
Land held for development	$2,153	$1,397	$1,045	$596	$511
Investments in and advances to unconsolidated investees	$2,345	$1,300	$1,050	$909	$677
Total assets	$19,724	$15,904	$13,126	$7,098	$6,367
Total debt	$10,506	$8,387	$6,678	$3,414	$2,991
Total liabilities	$12,209	$9,453	$7,580	$3,929	$3,271
Minority interest	$79	$52	$58	$67	$37
Total shareholders’ equity	$7,436	$6,399	$5,488	$3,102	$3,059
Number of common shares outstanding	258	251	244	186	180

(1)	On September 15, 2005, we completed the Catellus Merger with an aggregate purchase price of $5.3 billion. See Note 3 to our Consolidated Financial Statements in Item 8 for additional information.

(2)	Discontinued operations include income attributable to assets disposed of and net gains recognized on the disposition of assets to third parties. See Note 8 to our Consolidated Financial Statements in Item 8 for additional information. Amounts are net of losses related to temperature controlled distribution assets of $25.2 million and $36.7 million in 2005 and 2004, respectively.

(3)	Funds from operations (“FFO”) is a non-U.S. generally accepted accounting principle (“GAAP”) measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. FFO is not used by us as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

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

Management’s Overview

We are a self-administered and self-managed REIT that operates a global network of real estate properties, primarily industrial distribution properties. The primary business drivers continue to be the need for greater distribution network efficiency and the continued growth in global trade. Our focus on our customers’ expanding needs has enabled us to become the world’s largest owner, manager and developer of industrial distribution properties.

Our business is organized into three reportable business segments: (i) property operations; (ii) investment management; and (iii) development or CDFS business. Our property operations segment represents the direct long-term ownership of distribution and retail properties. Our investment management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties.

We generate and seek to increase revenues, earnings, FFO and cash flows through our segments primarily as follows:

•	Property Operations Segment — We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases in the distribution and retail properties that we own directly. We expect to grow our revenue through the selective acquisition of properties and increases in rental rates and, to a limited extent, increases in occupancy rates in our existing properties. Our strategy is to achieve the increases in rental rates and occupancy primarily through continued focus on our customers’ global needs for distribution space on the three continents in which we operate and use of the ProLogis Operating System.

•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds. Along with the income recognized under the equity method, we recognize fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds. We earn fees for services provided to the property funds, such as property management, asset management, acquisition, financing, leasing and development fees. We may earn incentives based on the return provided to our fund partners. We expect growth in income recognized to come from newly created property funds, such as those discussed below, and growth in existing property funds. The growth in the existing property funds is expected to come primarily from additional properties the funds will acquire, generally from us, and increased rental revenues in the property funds due, in part, to the leasing and property management efforts we provide as manager of the properties.

•	CDFS Business Segment — We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties and acquired portfolios of properties to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we perform on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions or development; (iii) recognize net gains from the disposition of land parcels, including land subject to ground leases; and (iv) recognize our proportionate share of the earnings or losses generated by development joint ventures in which we have an investment. We expect growth in income in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties.

Summary of 2007

The fundamentals of our business continued to be strong in each of our business segments in 2007.

We increased our net operating income from our property operations segment to $737.3 million for the year ended December 31, 2007 from $648.4 million for the same period in 2006. The increase of 13.7% was primarily a result of us owning a larger operating portfolio during 2007 over 2006, as well as an increase in same store net operating income (as defined below) for these properties. Our direct-owned operating portfolio increased due to acquisitions and development of 356 operating properties and decreased due to contributions and dispositions of 420 properties, resulting in a direct-owned operating portfolio of 1,409 properties at December 31, 2007. The timing of our contributions impacts the net operating income recognized in this segment.

Our net operating income from the investment management segment was $199.2 million for the year ended December 31, 2007, compared to $305.0 million for 2006. In 2007, we recognized $38.2 million that represented our proportionate share of the gain recognized by ProLogis European Properties (“PEPR”) upon the sale of certain properties. In 2006, we recognized $168.3 million of earnings and incentive returns associated with PEPR’s initial public offering (“IPO”) ($109.2 million) and the termination of three of the property funds in North America as further discussed below ($59.1 million). Excluding these items from 2007 and 2006, net operating income from this segment increased $24.3 million, or 17.8%, due primarily to the new property funds created in 2007 and 2006 and an increase in the number of properties managed by us on behalf of the property funds.

We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties and properties owned by the property funds and CDFS joint ventures, to 459.5 million square feet at December 31, 2007 from 391.4 million square feet at December 31, 2006. This increase is primarily in the portfolio of properties owned by the property funds, which increased from 843 properties at December 31, 2006 to 1,131 properties at December 31, 2007 due to the formation of new property funds, contributions by us and acquisitions from third parties. Our stabilized leased percentage (as defined below) was 95.6% at December 31, 2007, compared with 95.3% at December 31, 2006. Our same store net operating income increased by 5.2% and our same store average occupancy increased by 2.9% for the year ended December 31, 2007 over the same period in 2006. In 2007, same store rental rates on new leases increased 8.0% over the previous rental rates on that space.

Net operating income of the CDFS business segment increased for the year ended December 31, 2007 to $789.9 million from $379.5 million for the same period in 2006. This increase of 108% was due primarily to increased levels of contributions brought about by increased development activity, the creation of two new property funds that acquired properties from us, as well as the acquisition of MPR and subsequent formation of a new fund that resulted in gains of $68.6 million in 2007 and is further discussed below. During the year ended December 31, 2007, we started development on projects with a total expected cost at completion of $3.9 billion and completed development projects with a total expected cost of $2.4 billion, most of which will be contributed to property funds in future periods. We believe our strong development and leasing activity, along with the access to capital through the property funds, will continue to support our contribution activity to the property funds.

Key Transactions in 2007

•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge, a European real estate development company. The total purchase price was $1.3 billion and resulted in the addition of 6.3 million square feet of operating distribution properties and 1,139 acres of land for future development (see Note 3 to our Consolidated Financial Statements in Item 8).

•	During 2007, we issued $2.4 billion of convertible senior notes due 2037. In March 2007, we issued $1.25 billion with a coupon rate of 2.25% and in November, we issued $1.12 billion with a coupon rate of 1.875% (see Note 13 to our Consolidated Financial Statements in Item 8).

•	In 2007, we generated aggregate proceeds of $5.8 billion and recognized aggregate gains of $991.9 million from contributions and dispositions of properties, net of amounts deferred, as follows:

¡	We generated $2.5 billion of proceeds and $695.1 million of gains from the contributions of CDFS developed and repositioned properties and sales of land. This is net of the deferral of $189.7 million of gains related to our ongoing ownership in the property funds that acquired the properties.

¡	We contributed acquired CDFS property portfolios generating $2.5 billion of proceeds and $68.6 million of gains. This is net of the deferral of $53.7 million of gains related to our continuing ownership in the three property funds that acquired these portfolios of properties. We acquired these portfolios of properties in 2007 and 2006 with the intent to contribute them to a new or existing property fund at, or slightly above, our cost.

¡	We disposed of 80 CDFS and non-CDFS properties, as well as land subject to ground leases, to third parties, all of which are included in discontinued operations, generating proceeds of $426.8 million and $81.5 million of gains.

¡	We generated proceeds of $391.7 million and gains of $146.7 million from the contribution of 77 non-CDFS properties to the property funds, net of the deferral of $36.2 million of gains related to our ongoing ownership in the property funds that acquired the properties.

•	We repositioned one property fund, formed three new property funds and made the first acquisitions of properties in a property fund, as follows (see Note 4 to our Consolidated Financial Statements in Item 8 for additional information):

¡	On July 11, 2007, we completed the acquisition of all of the units in MPR, an Australian listed property trust that had an 89% ownership interest in ProLogis North American Properties Fund V. This transaction resulted in us owning 100% of the assets until August 27, 2007, when the lender converted certain of the bridge debt, used to finance the acquisition, into equity of a new property fund, ProLogis North American Industrial Fund II, in which we have a 36.9% equity interest.

¡	We formed two new property funds, ProLogis European Properties II (“PEPF II”) and ProLogis Mexico Industrial Fund that will be the primary investment vehicles to acquire all of the properties we develop and stabilize in Europe and Mexico, respectively. We made contributions of properties to the new funds in 2007. ProLogis Korea Fund, which was formed in 2006 and will be the primary investment vehicle to acquire all the properties we develop and stabilize in South Korea, acquired six properties from a third party in 2007.

¡	In July 2007, we formed a new property fund, ProLogis North American Industrial Fund III, that completed the acquisition of $1.8 billion of distribution properties in North America from a third party.

•	During the year ended December 31, 2007, in addition to the Parkridge and MPR acquisitions, we acquired an aggregate 7.3 million square feet of operating properties with a total expected investment of $382.7 million. These properties were primarily acquired for future contribution to a property fund, although we may hold certain properties for long-term investment.

•	In 2007, we started development on projects with a total expected cost at completion of $3.9 billion and completed development projects with a total expected cost of $2.4 billion. We also acquired 4,482 acres of land (or land use rights) for future development for an aggregate purchase price of $1.3 billion, excluding the land acquired in the Parkridge acquisition.

•	We invested $152.1 million in the form of equity investments and advances in CDFS joint ventures operating in North America, Europe and Asia, excluding the investment in a joint venture through the Parkridge acquisition discussed above. These joint ventures primarily develop and operate distribution and retail properties. These joint ventures, including the Parkridge retail joint venture, started development on projects with a total expected cost of $223.8 million, representing our proportionate share, in 2007 since our initial investment.

•	Our Board approved an increase in our annual distribution in 2008 to $2.07 per common share, from $1.84 per common share, or an increase of 12.5%. The common share distribution is declared quarterly and may be adjusted at the discretion of the Board.

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

Revenue Recognition

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred, consideration is received and we have no future involvement as a direct owner of the real estate asset contributed or sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the investee that acquires the assets. We also make judgments regarding the timing of recognition in earnings of certain fees and incentives when they are fixed and determinable.

Business Combinations

We acquire individual properties, as well as portfolios of properties or businesses. When we acquire a property for investment purposes, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt and other assumed liabilities, and intangible assets related to above and below market leases, value of costs to obtain tenants and goodwill, deferred tax liabilities and other assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often times based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our current income tax liability, the liability associated with open tax years that are under review and our compliance with REIT requirements. Our estimates are based on interpretation of tax laws. We estimate our actual current income tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes resulting in the recognition of deferred income tax assets and liabilities. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes in assessments of the recognition of income tax benefits for certain non-routine transactions, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to TRSs and changes in tax laws. Adjustments required in any given period are included within the income tax provision in the statements of earnings, other than adjustments to income tax liabilities due to tax uncertainties acquired in a business combination, which are adjusted to goodwill. Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which changed our methodology for estimating potential liabilities for income tax related matters. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

Results of Operations

Information for the years ended December 31, regarding net earnings attributable to common shares was as follows:

	December 31,
	2007	2006	2005

Net earnings attributable to common shares (in millions)	$1,048.9	$849.0	$370.7
Net earnings per share attributable to common shares – Basic	$4.08	$3.45	$1.82
Net earnings per share attributable to common shares – Diluted	$3.94	$3.32	$1.76

The increase in net earnings in 2007 over 2006 is primarily due to increased gains on contributions of CDFS and non-CDFS properties to property funds, higher gains on sales of land and improved property operating performance, partially offset by lower incentive fees from property funds and lower gains on sales of properties to third parties. The increase in gains on contributions was fueled by the creation of two new property funds who acquired properties from us in 2007 and the repositioning of one property fund with a new partner. The increase in net earnings attributable to common shares in 2006 over 2005 was due to increases in the earnings of each of our reportable business segments driven by the PEPR IPO, the liquidation of certain property funds, improved property operating performance, gains on dispositions of properties and the Catellus Merger.

Portfolio Information

In the discussion that follows, we present the results of operations by reportable business segment. See Note 18 to our Consolidated Financial Statements in Item 8 for further description of our segments. Our total operating portfolio of properties includes distribution and retail properties owned by us and distribution properties owned by the property funds and CDFS joint ventures. Our operating portfolio also includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party. The operating portfolio does not include properties under development or any other properties owned by the CDFS joint ventures, other than distribution properties, and was as follows (square feet in thousands):

	December 31,
	2007		2006		2005
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet

Property operations (1)	1,409	208,530	1,473	204,674	1,461	186,663
Investment management	1,131	244,150	843	181,273	752	159,769
CDFS business (2)	39	6,801	32	5,474	23	3,283

Totals	2,579	459,481	2,348	391,421	2,236	349,715

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet

2007	249	56,861
2006	205	49,792
2005	124	29,383

(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).

The stabilized operating properties owned by us, the property funds and the CDFS joint ventures were 95.6% leased at December 31, 2007, 95.3% leased at December 31, 2006 and 94.5% leased at December 31, 2005. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.

Same Store Analysis

We evaluate the operating performance of the operating properties included in each of our three reportable business segments using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, the property funds and the CDFS joint ventures, in the same store analysis. Accordingly, we define the same store portfolio of operating properties for each period as those properties that have been in operation throughout the full period in both the current and prior year. When a property is disposed of to a third party, it is removed from the population for all periods presented. The same store portfolio aggregated 332.1 million square feet at December 31, 2007.

Same store results were as follows:

•	Net operating income generated by the same store portfolio (defined for the same store analysis as rental income, excluding termination and renegotiation fees, less rental expenses) increased 5.2% in 2007 over 2006, due to a 5.5% increase in rental income, partially offset by a 6.5% increase in rental expenses. The increase in rental expenses was primarily driven by increases in property insurance and property taxes, which are largely recovered from our customers as rental recoveries included in rental income. For 2006, the net operating income of the same store portfolio increased by 3.1% over 2005. Rental income increased 3.3% in 2006 and rental expenses increased 4.2% in 2006, both over 2005.

•	Average occupancy in the same store portfolio increased 2.9% in 2007 over 2006. This compares with an increase of 2.6% in average occupancy in 2006 over 2005.

•	Within the same store portfolio rental rates on new leases in 2007 increased 8.0%, as compared with the previous rental rates in that same space. In 2006, the rental rates on new leases in the same store portfolio increased by 2.6%.

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

Rental income computed under GAAP applicable to the properties included in the same store portfolio is adjusted to remove the net termination and renegotiation fees recognized in each period. Net termination and renegotiation fees excluded from rental income for the same store portfolio (including properties directly owned and properties owned by the property funds and CDFS joint ventures) were $2.9 million and $5.5 million for the year ended December 31, 2007 and 2006, respectively. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. Removing the net termination fees from the same store calculation of rental income allows us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance.

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

Operational Outlook

Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Since late 2004, we have experienced strong customer demand and continued strengthening in occupancies across our global markets. Growth in global trade continues to support our market fundamentals, which in turn, support the leasing activity in our global development pipeline. During the year ended December 31, 2007, in our total operating portfolio, including properties owned by our unconsolidated investees and managed by us, we executed 108.6 million square feet of leases. This includes 32.9 million square feet of initial leasing activity in new developments and repositioned acquisitions, bringing our stabilized portfolio to 95.6% leased at December 31, 2007. We consider our stabilized portfolio to be substantially occupied and, therefore, do not expect our overall leased percentage to increase much above the current level. Market rental rates are increasing in many of our markets and we have experienced positive rental rate growth, in the aggregate, for the past seven quarters. As a result, we expect to continue to see increasing rents in most of our markets and we expect absorption of available space in our global development pipeline to continue to be healthy in 2008. An important fundamental to our long-term growth is repeat business with our global customers. Historically, approximately half of the space leased in our newly developed properties is with repeat customers (54% for 2007).

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

	Years Ended December 31,
	2007	2006	2005

Rental income	$1,023,640	$873,393	$574,588
Rental expenses	286,352	224,947	160,041

Total net operating income – property operations segment	$737,288	$648,446	$414,547

The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses for each period. As discussed earlier, on July 11, 2007, we completed the acquisition of MPR, which resulted in us consolidating the operating results until August 27, 2007, at which point the lender converted certain of the bridge debt into equity in ProLogis North American Industrial Fund II, thereby reducing our ownership to 36.9% of the equity of the property fund. At this time, we no longer controlled the property fund and began to account for our investment under the equity method of accounting in our investment management segment. The property operations segment includes the rental income and expenses of those properties, during the time we owned them in our direct owned portfolio. When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the investment management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses.

The increases in rental income and rental expenses, in 2007 over 2006, are due to us owning more properties in 2007 than 2006 as a result of the MPR acquisition and the timing of contributions, as well as increases in the net operating income of the same store properties we own directly. The increases in rental income and rental expenses in 2006 over 2005 are due primarily to the increase in properties owned resulting from the Catellus Merger in the third quarter of 2005 and other acquisitions and increases in the net operating income of the same store properties we directly own. Under the terms of our lease agreements, some or all of our rental expenses are recovered from customers. These rental expense recoveries of $217.8 million, $180.0 million and $112.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, are included in rental income and offset some of the increases in rental expenses. The increase in the number of properties under management has also contributed to the increase in rental expenses.

Investment Management Segment

The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in the property funds; (ii) fees and incentives earned for services performed on behalf of the property funds; and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds may include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; and (vi) gains on dispositions of properties. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the property funds; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. The costs of the property management function performed by us for the properties owned by the property funds are reported in the property operations segment and the costs of the investment management function are included in our general and administrative expenses. See Notes 4 and 18 to our Consolidated Financial Statements in Item 8 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.

The net operating income from the investment management segment was as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006	2005

ProLogis North American property funds (1)	$64,325	$117,532	$56,348
ProLogis European property funds (2)	104,665	167,227	44,002
ProLogis Asian property funds (3)	30,182	20,225	12,662

Total net operating income – investment management segment	$199,172	$304,984	$113,012

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 12, 10 and 12 funds at December 31, 2007, 2006 and 2005, respectively. This includes two new property funds and one repositioned property fund in 2007. One property fund, ProLogis Mexico Industrial Fund, acquired 35 properties from us in 2007 while the other new property fund acquired 122 properties from a third party concurrent with its formation. Our ownership interests ranged from 20.0% to 50.0% at December 31, 2007. These property funds on a combined basis owned 777, 535 and 471 properties at December 31, 2007, 2006 and 2005, respectively. Beginning in August 2007, we own 36.9% of a property fund that owns 100% of the real estate assets previously owned by ProLogis North American Properties Fund V.

In January 2006, we purchased the 80% ownership interests held by our fund partner in three property funds and subsequently contributed substantially all of the assets and associated liabilities to the North American Industrial Fund in March 2006. In connection with this transaction, we earned an incentive return of $22.0 million and we recognized $37.1 million in income, representing our proportionate share of the net gain recognized by the property funds upon termination.

(2)	In 2007, represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II and prior to 2007 represents the income from our investment in PEPR. PEPF II was formed in the third quarter of 2007 and made acquisitions of 38 properties from us in 2007. On a combined basis, these funds owned 288 properties at December 31, 2007. Our ownership interest in PEPR and PEPF II was 24.9% and 24.3%, respectively at December 31, 2007. Our ownership interest in PEPF II is due to our direct ownership interest of 16.85% and our indirect 7.45% interest through our ownership in PEPR, which owns a 30% interest in PEPF II. In July 2007, PEPR sold a portfolio of 47 properties that resulted in our recognition of additional earnings of $38.2 million, representing our proportionate share of the gain recognized by PEPR.

Our ownership interest in PEPR was 24.0% and 21.0% at December 31, 2006 and 2005, respectively. In connection with PEPR’s IPO in 2006, we recognized $109.2 million in incentive return based fees on the internal rate of return that the pre-IPO unit holders earned. During 2006, PEPR incurred professional fees and other expenses related to the completion of its IPO, which resulted in a decrease of approximately $8.9 million in the earnings we recognized. PEPR owned 277 and 263 properties at December 31, 2006 and 2005, respectively.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan and one property fund in South Korea, which made its first acquisition of properties from third parties during 2007. These property funds on a combined basis owned 66, 31 and 18 properties at December 31, 2007, 2006 and 2005, respectively, including a portfolio of 17 properties in Japan that were purchased from a third party during the third quarter of 2007.

CDFS Business Segment

Net operating income from the CDFS business segment consists of: (i) gains resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to contribute to an existing or new property fund; (ii) gains from the dispositions of land parcels, including land subject to ground leases; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions or development; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with the potential acquisition of CDFS business assets and land holding costs. See Note 18 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings before minority interest.

For 2007, our net operating income in this segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was $789.9 million, as compared to $379.5 million in 2006, an increase of $410.4 million or 108%. The increased net operating income in this segment was primarily due to increased levels of dispositions brought about by increased development activity, the creation of new property funds in Europe and North America, the MPR acquisition as discussed above, and additional gains on the sales of land parcels. In 2007, 32.6% of the net operating income of this operating segment was generated in North America, 36.0% was generated in Europe and 31.4% was generated in Asia.

For 2006, our net operating income in this segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was $379.5 million, as compared to $252.6 million in 2005, an increase of $126.9 million or 50.2%. The increased net operating income in this segment in 2006 over 2005 was primarily due to increased levels of dispositions brought about by increased development activity, increased earnings from CDFS joint ventures, development fees and interest income. In 2006, 46.5% of the net operating income of this operating segment was generated in North America, 28.5% was generated in Europe and 25.0% was generated in Asia.

We attribute the strong performance in 2007 to increased development activity and improved leasing activity for CDFS business properties, as well as our ability to create new property funds to acquire our properties. We believe the economic conditions in 2007 positively affected our customers’ decisions with respect to changes in their distribution networks. Increased demand is driven by the need for distribution efficiencies and on-going growth in global trade. Our geographically diverse portfolio helps to mitigate the impact of slowing economies in any one area in which we operate. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. See “Item 1A. Risk Factors” for factors that may affect our performance in this business segment.

The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006	2005

CDFS transactions in continuing operations:
Disposition proceeds, prior to deferral (1)	$5,230,788	$1,337,278	$1,190,264
Proceeds deferred and not recognized (2)	(243,411)	(65,542)	(52,770)
Recognition of previously deferred amounts (2)	18,035	15,105	2,963
Cost of dispositions (1)	(4,241,700)	(993,926)	(917,782)

Net gains	763,712	292,915	222,675
Development management and other income (3)	26,670	37,420	25,464
Interest income on notes receivable (4)	8,066	16,730	6,781
Net earnings from CDFS joint ventures (5)	3,371	44,974	5,671
Other expenses and charges (6)	(11,905)	(12,554)	(7,983)

Total net operating income - CDFS business segment	$789,914	$379,485	$252,608

CDFS transactions recognized as discontinued operations (7):
Disposition proceeds	$205,775	$245,500	$100,494
Cost of dispositions	(177,054)	(211,986)	(89,878)

Net CDFS gains in discontinued operations	$28,721	$33,514	$10,616

(1)	During 2007, we contributed 87 developed and repositioned properties to the property funds (41 in North America, 41 in Europe and five in Japan) and we contributed 175 properties that were acquired property portfolios to the property funds, including the MPR acquisition (162 in North America and 13 in Europe). This compares with 2006 when we contributed 55 developed and repositioned properties (30 in North America, 19 in Europe and six in Japan) and 2005 when we contributed 42 developed and repositioned properties (20 in North America, 19 in Europe and three in Japan). In addition, we recognized net gains of $93.3 million, $24.6 million and $14.5 million from the disposition of land parcels to third parties during 2007, 2006 and 2005, respectively. In addition, we contributed non –CDFS properties to the property funds. See discussion below in “Gains Recognized on Dispositions of Certain Non-CDFS Business Assets”.

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

(3)	Amounts include fees we earned for the performance of development activities on behalf of our customers or other third parties. These amounts fluctuate based on the level of third party development activities.

(4)	Amounts represent interest income earned on notes receivable related to previous property sales that were primarily acquired through the Catellus Merger, most of which have been substantially repaid as of December 31, 2007.

(5)	Represents the net earnings or losses we recognize under the equity method from our investments in CDFS joint ventures. Included in the earnings for 2006 was $35.0 million, representing our proportionate share of the earnings of a CDFS joint venture, “LAAFB JV” that redeveloped and sold land parcels. As our investment in LAAFB JV is held in a taxable subsidiary, we also recognized $27.0 million of current income tax expense and a deferred tax benefit of $12.4 million (see further discussion in “Income Taxes” below). This entity substantially completed its operations at the end of 2006.

(6)	Includes land holding costs and charges for previously capitalized costs related to potential CDFS business segment projects when the acquisition is no longer probable.

(7)	Includes five CDFS business properties aggregating 0.6 million square feet, 15 CDFS business properties aggregating 1.9 million square feet and eight CDFS business properties aggregating 1.1 million square feet that were sold to third parties during 2007, 2006 and 2005, respectively, that met the criteria to be presented as discontinued operations.

The level and timing of income generated from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to identify and secure sites for redevelopment; (iv) our ability to generate a profit from these activities; and (v) our success in raising capital to be used by the property funds to acquire the properties we have to contribute. The margins earned in this segment may vary quarter to quarter depending on a number of factors, including the type of property contributed, the market in which the land parcel and property are located, and other market conditions. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. Overall, we believe that the continued demand for state-of-the-art distribution properties resulted in positive leasing activity in 2007 in our global development pipeline, which helps support our CDFS business segment. We continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.

•	In North America, in 2007, we acquired 2,193 acres of land for future potential development in Canada, Mexico and the United States. We created a property fund that acquired certain properties that we had developed or acquired in Mexico. We have one property fund that is committed to acquire all the properties we develop and stabilize in the United States and Canada (as discussed below).

•	In Europe, during 2007, we acquired 2,619 acres of land for future potential development. This included 1,139 acres of land that was acquired as part of the Parkridge acquisition as discussed above. We formed a new property fund in Europe that acquired certain operating properties that we had developed and a portfolio of properties we acquired in the Parkridge acquisition. This property fund is committed to acquire all the properties we develop and stabilize in Europe (as discussed below).

•	In Asia, during 2006, we established a property fund that will acquire the properties we develop and stabilize in South Korea. In Japan, we have one property fund that will acquire properties we develop and stabilize in Japan (as discussed below). In China, we are positioning ourselves to meet what we believe will be significant future demand for distribution space due to the expected growth in manufacturing and consumer demand for goods and we have increased our direct-owned development and our investments in CDFS joint ventures operating in China. Also, we have begun to evaluate potential development opportunities in India and the Middle East. In Asia, we acquired 810 acres of land or land use rights for future development activity.

Other Components of Operating Income

General and Administrative Expenses

General and administrative expenses were $204.6 million in 2007, $153.5 million in 2006 and $118.2 million in 2005. The increases in general and administrative expenses are due primarily to our continued investment in the infrastructure necessary to support our business growth and continued expansion into new and existing international markets, the increase in our investment management business, our growing portfolio of properties through acquisitions and development and the growth in our CDFS business segment. This increase in infrastructure includes additional headcount and a higher level of performance-based compensation. Strengthening foreign currencies account for a portion of the increase when our international operations are translated into U.S. dollars at consolidation. Also in 2007, we recognized $8.0 million of employee departure costs, including $5.0 million related to the departure of our Chief Financial Officer in March 2007 and $3.0 million related to employees whose responsibilities became redundant after the acquisition of Parkridge. In each of 2007 and 2006, we recognized $5.0 million of expense related to a contribution to our charitable foundation. Included in 2006 and 2005 are merger integration costs of $2.6 million and $12.2 million, respectively. These costs are indirect costs associated with the Catellus Merger, such as employee transition costs as well as severance costs for certain of our employees whose responsibilities became redundant after the merger.

Depreciation and Amortization

Depreciation and amortization expenses were $309.0 million in 2007, $286.8 million in 2006 and $186.6 million in 2005. The increases in all periods is due to acquired real estate assets and intangible lease assets, improvements made to the properties in our property operations segment and increased leasing activity. The increase in 2006 over 2005 is also due to the depreciable assets acquired through the Catellus Merger.

Other Expenses

During 2007, we recognized an impairment charge of $12.6 million related to certain properties held and used in our property operations segment.

Interest Expense

Interest expense was $368.1 million in 2007, $294.4 million in 2006 and $177.6 million in 2005. The increases in interest expense in all periods as compared with the prior year are due to increases in our borrowings, resulting from individual and portfolio acquisitions, including the MPR and Parkridge acquisitions in 2007 and the Catellus Merger in 2005, increased development activity and our increased investments in property funds and CDFS joint ventures, offset somewhat by a decrease in our overall weighted average interest rates and additional capitalized interest. The decrease in our weighted average interest rates is due to our issuance of debt at lower interest rates, including the $2.4 billion of convertible senior notes issued in 2007 ($1.25 billion issued in March 2007 with a coupon rate of 2.25% and $1.12 billion issued in November 2007 with a coupon rate of 1.875%). The increase in capitalized interest for all periods when compared to the prior year is due to our increased development activities. See Note 13 to our Consolidated Financial Statements in Item 8 for additional information on our interest expense and debt and Note 2 for potential changes in accounting that may impact our reported interest expense.

Gains Recognized on Dispositions of Certain Non-CDFS Business Assets

In 2007 and 2006, we recognized gains of $146.7 million and $81.5 million on the disposition of 77 properties and 39 properties, respectively, from our property operations segment to certain of the unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.

Foreign Currency Exchange Gains, Net

We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed to be long-term in nature. If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we may utilize derivative financial instruments to manage certain foreign currency exchange risks, including put option contracts with notional amounts corresponding to a portion of our projected net operating income from our operations in Europe and Japan and forward contracts designed to manage foreign currency fluctuations of certain intercompany loans. See Note 16 to our Consolidated Financial Statements in Item 8 for more information on our derivative financial instruments.

We recognized net foreign currency exchange gains of $7.9 million, $21.1 million and $16.0 million during 2007, 2006 and 2005, respectively. These primarily relate to our third party and intercompany debt transactions and related derivative contracts. Also included in our 2007 foreign currency exchange gains are several foreign currency forward contracts we purchased to manage the foreign currency fluctuations of the purchase price of MPR, which was denominated in Australian dollars. As contracts used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment, the settlement of these contracts in 2007 resulted in net gains of $26.6 million recognized in earnings.

Income Taxes

During, 2007, 2006 and 2005, our current income tax expense was $68.3 million $84.3 million and $14.8 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, primarily related to our CDFS business, as well as certain state taxes. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable CDFS income and changes in tax and interest rates.

During 2007, we recognized a deferred tax expense of $0.6 million, compared with a deferred tax benefit of $53.7 million in 2006 and deferred tax expense of $12.0 million in 2005. The deferred tax expense in 2007 relates primarily to a tax indemnification agreement we entered into in 2007 in connection with the formation of PEPF II and the indemnification agreement we entered into with PEPR in connection with its IPO in 2006 related to the contribution of certain properties, all of which were contributed in 2007. These charges were partially offset with the benefit we recognized from the termination of the indemnification previously provided to ProLogis North American Properties Fund V and other deferred tax benefits due primarily to timing.

The deferred tax benefit recognized in 2006 was caused primarily by the reversal of deferred tax liabilities recorded in connection with our investments in CDFS joint ventures acquired through the Catellus Merger, as well as the reversal of a deferred tax obligation related to PEPR. We were previously obligated to the pre-IPO unitholders of PEPR under a tax indemnification agreement related to properties we contributed to PEPR prior to its IPO. Based on the average closing price of the ordinary units of PEPR during the 30-day post-IPO period, we were no longer obligated for indemnification with respect to those properties in the fourth quarter of 2006, and we recognized a deferred tax benefit of $36.8 million related to the reversal of this obligation. The deferred tax expense in 2005 related primarily to the indemnification agreements related to property contributions to PEPR and ProLogis North American Properties Fund V. The current tax indemnification agreements are discussed in more detail in Note 7 to our Consolidated Financial Statements in Item 8.

Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately in our consolidated financial statements.

During 2007, 2006 and 2005, we disposed of 80, 89 and 72 CDFS and non-CDFS properties, respectively, as well as land subject to ground leases, to third parties. The results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations. As of December 31, 2007 and 2006, we had two and eight properties, respectively, classified as held for sale and therefore, the results of operations of these properties are also included in discontinued operations.

In 2005, we sold our temperature-controlled distribution assets in France, which resulted in the recognition of $25.2 million of losses in discontinued operations in 2005.

See Note 8 to our Consolidated Financial Statements in Item 8 for further discussion of discontinued operations.

Environmental Matters

For a discussion of environmental matters, see Note 17 to our Consolidated Financial Statements in Item 8 and also Item 1A. Risk Factors.

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

We continually assess our capital structure and look for ways to reduce our interest expense while financing our growing operations. As part of this assessment, we access the capital markets through the issuance of debt or equity securities at such time as we believe the market conditions to be favorable to do so.

This may include refinancing of maturing indebtedness, including borrowings on credit facilities that were used to fund acquisitions and development. Due to the recent turmoil in the credit markets, we may not be able to finance maturing debt on terms that are as favorable as the terms on the maturing debt. As a part of our CDFS business strategy, we are able to fund much of our on-going development and acquisition costs with the proceeds from the contribution and or disposition of properties. This strategy makes us less dependent on accessing the capital markets, although the property funds that primarily acquire our properties may also be affected by the current condition of the credit markets. In 2008, we have scheduled principle payments of $964 million of debt, including maturing debt. We expect to repay these amounts with the issuance of unsecured debt under our current indenture or with borrowings under our existing credit facilities as discussed below.

Our credit facilities provide aggregate borrowing capacity of $3.7 billion at December 31, 2007. This includes our Global Line, where a syndicate of 38 banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The total commitment under the Global Line fluctuates in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The majority of the Global Line matures in October 2009, however, it contains provisions for an extension, at our option subject to certain conditions, to October 2010. The renminbi tranche accrues interest based upon the People’s Bank of China rate and matures in May 2009. As of December 31, 2007, under these facilities, we had outstanding borrowings of $2.0 billion and $148.2 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of $1.6 billion.

In February 2007 in connection with the Parkridge acquisition, as discussed earlier, we entered into a new multi-currency senior credit facility. The total commitment under this facility fluctuates in U.S. dollars based on the underlying currencies and the funds may be drawn in U.S. dollar, euro, Japanese yen and British pound sterling. Borrowings under this facility bear interest at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding, plus a margin, and the facility matures in October 2009. This debt can be repaid at our option prior to maturity. The facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. As of December 31, 2007, the outstanding balance was $626.6 million and is included in senior notes and other unsecured debt and we had no available capacity to borrow additional funds under this facility.

During 2007 we issued $2.4 billion of convertible senior notes. In March, we issued $1.25 billion with a coupon rate of 2.25% due in March 2037 and in November we issued $1.12 billion with a coupon rate of 1.875% due in November 2037. The proceeds of these issuances were used to pay down borrowings under our lines of credit and other debt and for general corporate purposes. The convertible notes are senior unsecured obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a specified conversion price. The initial conversion price represents a premium of 20% over the closing price of our common shares at the date of first sale. The notes are redeemable at our option after five years for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the notes have the right to require us to repurchase their notes every five years beginning after the first five years and at any time prior to their maturity upon certain limited circumstances.

In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for 2008 and future years:

•	development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	acquisitions of properties or portfolios of properties in the CDFS business segment primarily for future contribution to property funds;

•	acquisitions of land for future development in the CDFS business segment;

•	investments in current or future unconsolidated property funds;

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment;

•	capital expenditures on properties; and

•	scheduled principal payments, including $964 million that is due in 2008.

We expect to fund cash needs for 2008 and future years primarily with cash from the following sources, all subject to market conditions:

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds;

•	proceeds from the contributions of properties to current or future property funds;

•	proceeds from the disposition of land parcels and properties to third parties;

•	borrowing capacity under our Global Line or other credit facilities ($1.6 billion available as of December 31, 2007);

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans, all subject to market conditions.

Commitments related to future contributions to Property Funds

We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.4 billion from third party investors, of which $729.7 million was unfunded at December 31, 2007. In addition, we are committed to make additional capital contributions in cash of $25.5 million through February 2009 as the fund acquires assets, primarily from us. This capital contribution represents our three percent ownership interest in the North American Industrial Fund that we acquired in July 2007 as part of the MPR acquisition.

We are committed to offer to contribute all of the properties we develop and stabilize in Mexico and, in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund. ProLogis Mexico Industrial Fund has equity commitments, which expire in August 2010, aggregating approximately $500.0 million from third party investors, of which $411.5 million was unfunded at December 31, 2007.

We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe and, in certain circumstances properties we acquire, to PEPF II. PEPF II has equity commitments, which expire in August 2010, aggregating approximately €2.5 billion ($3.6 billion as of December 31, 2007) from third party investors and PEPR, of which €2.1 billion ($3.1 billion as of December 31, 2007) was unfunded at December 31, 2007.

We are committed to offer to contribute all of the properties we develop and stabilize in Japan to ProLogis Japan Properties Fund II through September 2010. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, and under which $28.2 million was unfunded at December 31, 2007. In February 2008, ProLogis Japan Properties Fund II received an additional equity commitment of $400.0 million from our fund partner that expires in September 2010.

We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea and, in certain circumstances properties we acquire, to ProLogis Korea Fund. ProLogis Korea Fund has an equity commitment from our fund partner of $200.0 million, which expires in June 2010, and under which $179.4 million was unfunded at December 31, 2007.

These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt and/or equity capital to acquire the properties that we expect to offer to contribute during 2008, however, there can be no certainty until the contributions are completed. Should the property funds not acquire, because of insufficient capital available to acquire a property that meets the specified criteria or other reason, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.

There can be no assurance that if these property funds do not acquire the properties we have available, we will be able to secure other sources of capital such that we can contribute or sell these properties in a timely manner and continue to generate profits from our development activities in a particular reporting period.

In addition, to the extent a property fund acquires properties from a third party, we may be required to contribute our proportionate share of the equity component in cash to the property fund.

Cash Provided by Operating Activities

Net cash provided by operating activities was $1.2 billion for 2007, $687.3 million for 2006, and $488.1 million for 2005. The increase in cash provided by operating activities in 2007 over 2006 is due primarily to higher CDFS gains on contributions of properties to the property funds in 2007, adjusted for non-cash items. Operational items that impact net cash provided by operating activities are more fully discussed in “- Results of Operations.” Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in all periods.

Cash Investing and Cash Financing Activities

For 2007, 2006 and 2005, investing activities used net cash of $4.1 billion, $2.1 billion and $2.2 billion, respectively. The following are the more significant activities for all periods presented:

•	On July 11, 2007, we completed the acquisition of MPR for total consideration of approximately $2.0 billion, consisting of $1.2 billion of cash and the assumption of debt and other liabilities of $0.8 billion. The cash portion was financed by the issuance of a $473.1 million term loan and a $646.2 million convertible loan with an affiliate of Citigroup. On August 27, 2007, when Citigroup converted $546.2 million of the convertible loan into equity of a newly created property fund, ProLogis North American Industrial Fund II, we made a $100.0 million cash equity contribution to the property fund, which it used to repay the remaining balance on the convertible loan.

•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $733.9 million. In 2006, we invested cash of $113.0 million in the form of a loan. See Note 3 to our Consolidated Financial Statements in Item 8 for more details of this transaction.

•	We invested $5.3 billion in real estate during the year ended December 31, 2007, excluding the MPR and Parkridge acquisitions; $3.8 billion for the same period in 2006, excluding the purchase of ownership interests in property funds; and $2.5 billion for the same period in 2005, excluding the Catellus Merger. These amounts include the acquisition of operating properties (41 properties, 74 properties and 25 properties with an aggregate purchase price of $351.6 million, $735.4 million and $453.9 million in 2007, 2006 and 2005, respectively), acquisitions of land or land use rights for future development, costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties. At December 31, 2007, we had 180 distribution and retail properties aggregating 48.8 million square feet under development, with a total expected investment of $3.9 billion.

•	We invested cash of $661.8 million, $217.9 million and $16.7 million in 2007, 2006 and 2005, respectively, in new and existing unconsolidated investees. The 2007 investments include the

$100.0 million invested in ProLogis North American Industrial Fund II, our proportionate share of the equity component for third-party acquisitions made by the property funds and investments and advances to CDFS joint ventures, excluding the initial investment in the Parkridge retail business. The 2006 investments were primarily in the North American Industrial Fund and CDFS joint ventures in China, including amounts escrowed for potential investments that are subject to the attainment of certain performance criteria. In January 2006, we invested $55.0 million in a preferred interest in ProLogis North American Properties Fund V, which we subsequently sold in August 2006.

•	We generated net cash from contributions and dispositions of properties and land parcels of $3.6 billion, $2.1 billion and $1.5 billion in 2007, 2006 and 2005, respectively. See further discussion in “- Results of Operations-CDFS Business Segment”.

•	We received proceeds from unconsolidated investees as a return of investment of $50.2 million, $146.2 million and $48.7 million in 2007, 2006 and 2005, respectively. The proceeds in 2007 include $18.7 million received from the liquidation of an investment in an unconsolidated investee and the proceeds in 2006 include $42.0 million from LAAFB JV and $55.0 million related to the sale of a preferred interest in ProLogis North American Properties Fund V discussed above.

•	We invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in ProLogis North America Properties Funds II, III and IV during the first quarter of 2006. See Note 4 to our Consolidated Financial Statements in Item 8 for more details of this transaction.

•	Generated net cash proceeds from payments on notes receivable related to dispositions of assets of $97.4 million and $60.0 million in 2007 and 2005, respectively, and net cash payments for advances on notes receivable of $41.7 million in 2006.

•	Used $1.3 billion of cash (net of Catellus’ cash on the merger date) as partial consideration related to the Catellus Merger in 2005.

For 2007, 2006 and 2005, financing activities provided net cash of $2.7 billion, $1.6 billion and $1.7 billion, respectively. The following are the more significant activities for all periods presented as summarized below:

•	During 2007, we issued $2.4 billion of convertible senior notes. In March, we issued $1.25 billion with a coupon rate of 2.25% due in March 2037 and in November, we issued $1.12 billion with a coupon rate of 1.875% due in November 2037. We used the net proceeds of the offerings to repay a portion of the outstanding balance under our Global Line and senior notes that were maturing in November 2007 and for general corporate purposes. Also in 2007, on our lines of credit including the Global Line, we made net payments of $431.5 million and we made net payments of $392.5 million on our other debt.

•	During 2007, we received proceeds of $1.1 billion and $600.1 million under facilities used to partially finance the MPR and Parkridge acquisitions, respectively (see Note 3 and Note 13 to our Consolidated Financial Statements in Item 8).

•	We received proceeds of $1.9 billion and made payments of $588.8 million on our senior notes and other secured and unsecured debt, resulting in net proceeds of $1.4 billion during 2006. We received net proceeds from issuance of other debt of $368.2 million for 2006.

•	In 2005, we received proceeds from borrowings on credit facilities and short-term borrowings of $1.3 billion, which were used primarily for the cash consideration for the Catellus Merger and repayment of $106.4 million of debt assumed in the Catellus Merger. We also received proceeds from the issuance of senior notes of $890.0 million.

•	We paid distributions to holders of common shares of $472.6 million, $393.3 million and $297.4 million in 2007, 2006 and 2005, respectively. We paid dividends on preferred shares of $31.8 million, $19.1 million and $25.4 million in 2007, 2006 and 2005, respectively.

•	The sale and issuance of common shares generated proceeds of $46.9 million, $358.0 million and $45.6 million in 2007, 2006 and 2005, respectively. This includes $320.8 million received in 2006 for the issuance of 5.4 million common shares under our Controlled Equity Offering Program.

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of Our Unconsolidated Investees

We had investments in and advances to unconsolidated investees of $2.3 billion at December 31, 2007, of which $1.8 billion relates to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at December 31, 2007 is presented below (dollars in millions):

		Third Party	2008	Weighted Average	Our
Property Fund	Total Assets	Debt (1)(2)	Maturities	Interest Rate	Ownership

ProLogis California	$591.2	$319.8	$5.6	7.5%	50.0%
ProLogis North American Properties Fund I	324.2	242.3	—	7.6%	41.3%
ProLogis North American Properties Fund VI	495.9	307.0	—	5.4%	20.0%
ProLogis North American Properties Fund VII	375.2	228.7	0.2	5.5%	20.0%
ProLogis North American Properties Fund VIII	185.7	112.0	—	5.3%	20.0%
ProLogis North American Properties Fund IX	189.8	120.4	1.7	5.7%	20.0%
ProLogis North American Properties Fund X	216.8	135.0	—	5.7%	20.0%
ProLogis North American Properties Fund XI	217.2	60.2	0.8	4.5%	20.0%
ProLogis North American Industrial Fund	2,135.6	1,259.2	48.3	5.7%	23.2%
ProLogis North American Industrial Fund II (3)	2,205.5	1,283.9	102.1	5.5%	36.9%
ProLogis North American Industrial Fund III (3)	1,792.7	1,090.2	988.0	5.8%	20.0%
ProLogis Mexico Industrial Fund (3)	304.8	146.4	146.4	5.8%	20.0%
ProLogis European Properties	4,975.2	2,744.9	—	5.2%	24.9%
ProLogis European Properties Fund II (3)	1,551.2	711.4	711.4	6.0%	24.3%
ProLogis Japan Properties Fund I	1,235.3	554.3	—	1.6%	20.0%
ProLogis Japan Properties Fund II	2,523.6	1,309.6	1.0	1.9%	20.0%
ProLogis Korea Fund	51.7	25.6	—	6.2%	20.0%

Total property funds	$19,371.6	$10,650.9	$2,005.5

(1)	As of December 31, 2007, we had not guaranteed any of the third party debt.

(2)	The approximate principal payments due on the third party debt of the property funds during each of the years in the five year period ending December 31, 2012 and thereafter are as follows: 2008 – $2,005.5 million; 2009 – $1,524.2 million; 2010 – $2,039.4 million; 2011 – $570.8 million; 2012 – $2,204.8 million; and thereafter $2,306.2 million.

(3)	The principal payments reflected as 2008 maturities in these property funds primarily represent short-term financing done in 2007 to acquire properties from us or third parties. The refinancing of this debt with long-term debt is in varying stages of completion.

See Note 4 to our Consolidated Financial Statements in Item 8 for additional information on the property funds and derivative contracts related to this debt.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2007 related to long-term debt (senior and other unsecured debt, secured debt and assessment bonds), unfunded commitments on development projects, acquisitions and capital to unconsolidated investees and amounts due on lines of credit as follows (in millions):

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years

Debt obligations, other than credit facilities	$8,550	$964	$2,076	$3,469	$2,041
Interest on debt obligations, other than credit facilities	2,010	387	895	345	383
Unfunded commitments on development projects (1)	1,949	1,949	—	—	—
Unfunded commitments on acquisitions	226	226	—	—	—
Unfunded capital commitments to unconsolidated investees	26	26	—	—	—
Amounts due on credit facilities (2)	1,955	—	1,955	—	—
Interest on lines of credit (2)	183	63	120	—	—

Totals (3)	$14,899	$3,615	$5,046	$3,814	$2,424

(1)	We had properties under development at December 31, 2007 with a total expected investment of $3.9 billion. The unfunded commitments presented include all costs necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs, not only those costs that we are obligated to fund under construction contracts.

(2)	The maturity date of the credit agreements assumes that we exercise our option to extend.

(3)	Amounts do not include any of our FIN 48 liabilities. The majority of the FIN 48 liability of $192.4 million at December 31, 2007 represents items currently under audit, for which we can not reasonably estimate the period of settlement. See Note 7 to our Consolidated Financial Statements in Item 8.

Other Commitments

From time to time, we enter into Special Limited Contribution Agreements (“SLCAs”) in connection with certain of our contributions of properties to property funds. The potential obligations under the SLCAs aggregate $1.2 billion at December 31, 2007 and the combined book value of the assets in the property funds, before depreciation, that are subject to the provisions of SLCAs was approximately $6.3 billion at December 31, 2007. See Note 17 to our Consolidated Financial Statements in Item 8.

As of December 31, 2007, we have advanced $115.8 million to two of our CDFS joint ventures to fund development activities and one of the joint ventures may borrow an additional £7.5 million (or $15.1 million).

Distribution and Dividend Requirements

Our common share distribution policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Code relative to maintaining our REIT status, while still allowing us to maximize the cash retained to meet other cash needs such as capital improvements and other investment activities. Because depreciation is a non-cash expense, cash flow typically will be greater than operating income and net earnings.

Cash distributions per common share paid in 2007, 2006 and 2005 were $1.84, $1.60 and $1.48, respectively. In December 2007, the Board approved an increase in the annual distribution for 2008 from $1.84 to $2.07 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.5175 per common share for the first quarter of 2008 was declared on February 1, 2008. This distribution will be paid on February 29, 2008 to holders of common shares on February 15, 2008. We have increased our common share distribution level every year since our common shares became publicly traded in 1994.

At December 31, 2007, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share.

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

We compensate for these limitations by using the FFO measure only in conjunction with net earnings computed under GAAP. To further compensate, we reconcile our defined FFO measure to net earnings computed under GAAP in our financial reports. Additionally, we provide investors with (i) our complete financial statements prepared under GAAP; (ii) our definition of FFO, which includes a discussion of the limitations of using our non-GAAP measure; and (iii) a reconciliation of our GAAP measure (net earnings) to our non-GAAP measure (FFO, as we define it), so that investors can appropriately incorporate this measure and its limitations into their analyses.

FFO attributable to common shares as defined by us was $1,227.0 million, $945.1 million and $530.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. The reconciliations of net earnings attributable to common shares computed under GAAP to FFO attributable to common shares as defined by us are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006	2005

FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$1,048,917	$848,951	$370,747
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	298,089	277,481	184,792
Adjustments to CDFS dispositions for depreciation	(6,196)	466	—
Gains recognized on dispositions of certain non-CDFS business assets	(146,667)	(81,470)	—
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(52,776)	(103,729)	(86,444)
Real estate related depreciation and amortization	2,896	11,535	11,399

Totals discontinued operations	(49,880)	(92,194)	(75,045)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	99,026	68,151	57,766
Gains on dispositions of non-CDFS business assets	(35,672)	(7,124)	(1,114)
Other amortization items	(8,731)	(16,000)	(5,134)

Totals unconsolidated investees	54,623	45,027	51,518

Totals NAREIT defined adjustments	149,969	149,310	161,265

Subtotals — NAREIT defined FFO	1,198,886	998,261	532,012
Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	16,384	(19,555)	(14,065)
Current income tax expense	3,038	23,191	—
Deferred income tax expense (benefit)	550	(53,722)	12,045
Reconciling items attributable to discontinued operations — deferred income tax benefit	—	—	(213)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	1,823	(45)	298
Deferred income tax expense (benefit)	6,327	(2,982)	395

Totals unconsolidated investees	8,150	(3,027)	693

Totals our defined adjustments	28,122	(53,113)	(1,540)

FFO attributable to common shares, as defined by us	$1,227,008	$945,148	$530,472

ITEM 7A.	Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have used certain derivative financial instruments, primarily foreign currency put option and forward contracts, to reduce our foreign currency market risk. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established polices and procedures.

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. In anticipation of financings expected to occur in 2007, we entered into several interest rate swap contracts that were designated as cash flow hedges to fix the interest rate on a portion of the expected financing. We had no interest rate derivative contracts outstanding at December 31, 2007.

Our primary interest rate risk is created by the variable rate lines of credit. During the year ended December 31, 2007, we had weighted average daily outstanding borrowings of $2.5 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $8.7 million of cash flow for the year ended December 31, 2007.

We also have $1.1 billion of variable interest rate debt in which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $5.5 million on our cash flow for the year ended December 31, 2007.

The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts that are designated as cash flow hedges to mitigate interest expense volatility associated with movements of interest rates for the debt they expect to issue. In 2007, certain of the property funds issued short-term bridge financing to finance their acquisitions of properties from us and third parties. Based on the anticipated refinancing of these bridge financings with longer-term debt issuances, the property funds have the following interest rate swap contracts outstanding at December 31, 2007 (amounts are for the entire entity and dollars are in thousands):

	Our	Notional	Swap
Entity	Ownership	Amounts	Rate	Maturity	Fair Value

ProLogis North American Industrial Fund II	36.9%	$1,005,900	5.31 – 5.83%	2009 - 2018	($68,757)
ProLogis North American Industrial Fund III	20.0%	$642,000	5.79%	2017	($58,577)
ProLogis Mexico Industrial Fund	20.0%	$137,000	5.24 - 5.56%	2017	($8,650)

We have recorded our proportionate share of the liabilities of the funds related to these instruments in Other Comprehensive Income in Shareholders’ Equity. Once these contracts are settled, the amount of the gain or loss upon settlement, which is recorded by the property funds in other comprehensive income, will be amortized over the life of the hedged debt issuance. We guarantee our proportionate share of the ProLogis North American Industrial Fund III contracts. See also Item 1A. for risk factors related to financing.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the forecasted net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling, yen and renminbi. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At December 31, 2007, we had no put option contracts outstanding. For the year ended December 31, 2007, approximately 42% of our revenues were generated outside of the United States.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At December 31, 2007, we had forward contracts outstanding with an aggregate notional amount of £181.5 million ($360.7 million at December 31, 2007).

Fair Value of Financial Instruments

See Note 16 to our Consolidated Financial Statements in Item 8.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2007 and 2006, our Consolidated Statements of Earnings, Shareholders’ Equity and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2007, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 20 of our Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective as of December 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2007 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2007, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Trustees and Officers

The information required by this item is incorporated herein by reference to the description under Item 1 – Our Management – Senior Management (but only with respect to Jeffrey H. Schwartz, Walter C. Rakowich, Ted R. Antenucci, Edward S. Nekritz and William E. Sullivan), and to the descriptions under the captions “Election of Trustees – Nominees,” “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct,” and “Board of Trustees and Committees – Audit Committee” in our 2008 Proxy Statement.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Compensation Matters” and “Board of Trustees and Committees – Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers – Common Shares Beneficially Owned” and “Equity Compensation Plans” in our 2008 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers – Certain Relationships and Related Transactions” and “Corporate Governance – Trustee Independence” in our 2008 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2008 Proxy Statement.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 60 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III — Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 135 to 139 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 60 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
  ProLogis:

We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProLogis’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2008 expressed an unqualified opinion on the effectiveness of ProLogis’ internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
  ProLogis:

We have audited ProLogis’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProLogis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on ProLogis’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, ProLogis maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 27, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 27, 2008

PROLOGIS

CONSOLIDATED STATEMENTS OF EARNINGS
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except per share data)

	2007	2006	2005

Revenues:
Rental income	$1,067,865	$910,202	$584,352
CDFS disposition proceeds:
Developed and repositioned properties	2,530,377	1,286,841	1,140,457
Acquired property portfolios	2,475,035	—	—
Property management and other fees and incentives	104,719	211,929	66,934
Development management and other income	26,670	37,420	25,464

Total revenues	6,204,666	2,446,392	1,817,207

Expenses:
Rental expenses	288,569	239,221	162,245
Cost of CDFS dispositions:
Developed and repositioned properties	1,835,274	993,926	917,782
Acquired property portfolios	2,406,426	—	—
General and administrative	204,558	153,516	118,166
Depreciation and amortization	308,971	286,807	186,605
Other expenses	24,963	13,013	8,633

Total expenses	5,068,761	1,686,483	1,393,431

Operating income	1,135,905	759,909	423,776
Other income (expense):
Earnings from unconsolidated property funds	94,453	93,055	46,078
Earnings from CDFS joint ventures and other unconsolidated investees	11,165	50,703	6,421
Interest expense	(368,065)	(294,403)	(177,562)
Interest income on notes receivable	8,066	16,730	6,781
Interest and other income, net	25,935	18,248	10,724

Total other income (expense)	(228,446)	(115,667)	(107,558)

Earnings before minority interest	907,459	644,242	316,218
Minority interest	(6,003)	(3,457)	(5,243)

Earnings before certain net gains	901,456	640,785	310,975
Gains recognized on dispositions of certain non-CDFS business assets	146,667	81,470	—
Foreign currency exchange gains, net	7,915	21,086	15,979

Earnings before income taxes	1,056,038	743,341	326,954
Income taxes:
Current income tax expense	68,349	84,250	14,847
Deferred income tax expense (benefit)	550	(53,722)	12,045

Total income taxes	68,899	30,528	26,892

Earnings from continuing operations	987,139	712,813	300,062
Discontinued operations:
Income attributable to disposed properties and assets held for sale	5,704	24,311	24,191
Losses related to temperature-controlled distribution assets	—	—	(25,150)
Gains recognized on dispositions:
Non-CDFS business assets	52,776	103,729	86,444
CDFS business assets	28,721	33,514	10,616

Total discontinued operations	87,201	161,554	96,101

Net earnings	1,074,340	874,367	396,163
Less preferred share dividends	25,423	25,416	25,416

Net earnings attributable to common shares	$1,048,917	$848,951	$370,747

Weighted average common shares outstanding — Basic	256,873	245,952	203,337

Weighted average common shares outstanding — Diluted	267,226	256,852	213,713

Net earnings per share attributable to common shares — Basic:
Continuing operations	$3.74	$2.79	$1.35
Discontinued operations	0.34	0.66	0.47

Net earnings per share attributable to common shares — Basic	$4.08	$3.45	$1.82

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$3.61	$2.69	$1.31
Discontinued operations	0.33	0.63	0.45

Net earnings per share attributable to common shares — Diluted	$3.94	$3.32	$1.76

Distributions per common share	$1.84	$1.60	$1.48

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Real estate	$16,578,845	$13,897,091
Less accumulated depreciation	1,368,458	1,264,227

	15,210,387	12,632,864
Investments in and advances to unconsolidated investees	2,345,277	1,299,697
Cash and cash equivalents	418,991	475,791
Accounts and notes receivable	340,039	439,791
Other assets	1,389,733	998,224
Discontinued operations – assets held for sale	19,607	57,158

Total assets	$19,724,034	$15,903,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$10,506,068	$8,386,886
Accounts payable and accrued expenses	933,075	518,651
Other liabilities	769,408	546,129
Discontinued operations – assets held for sale	424	1,012

Total liabilities	12,208,975	9,452,678

Minority interest	78,661	52,268
Shareholders’ equity:
Series C preferred shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at December 31, 2007 and 2006	100,000	100,000
Series F preferred shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2007 and 2006	125,000	125,000
Series G preferred shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2007 and 2006	125,000	125,000
Common shares; $0.01 par value; 257,712 shares issued and outstanding at December 31, 2007 and 250,912 shares issued and outstanding at December 31, 2006	2,577	2,509
Additional paid-in capital	6,412,473	6,000,119
Accumulated other comprehensive income:
Unrealized (losses) gains on derivative contracts	(27,091)	4,524
Foreign currency translation gains	302,413	212,398
Retained earnings (distributions in excess of net earnings)	396,026	(170,971)

Total shareholders’ equity	7,436,398	6,398,579

Total liabilities and shareholders’ equity	$19,724,034	$15,903,525

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Common shares — number of shares at beginning of year	250,912	243,781	185,789
Issuance of common shares in connection with mergers and acquisitions	4,781	—	55,889
Issuances of common shares under common share plans	1,891	6,951	2,092
Conversions of limited partnership units	128	180	11

Common shares — number of shares at end of year	257,712	250,912	243,781

Common shares — par value at beginning of year	$2,509	$2,438	$1,858
Issuance of common shares in connection with mergers and acquisitions	48	—	559
Issuances of common shares under common share plans	19	69	21
Conversions of limited partnership units	1	2	—

Common shares — par value at end of year	$2,577	$2,509	$2,438

Preferred shares at stated liquidation preference at beginning and end of year	$350,000	$350,000	$350,000

Additional paid-in capital at beginning of year	$6,000,119	$5,606,017	$3,249,576
Issuance of common shares in connection with mergers and acquisitions	339,449	—	2,285,029
Issuances of common shares under common share plans	37,417	357,448	43,126
Conversions of limited partnership units	4,444	6,475	150
Cost of issuing common shares	(106)	(76)	(1,395)
Change in receivable from timing differences on equity transactions	247	244	2,494
Cost of share-based compensation awards	30,903	30,011	27,037

Additional paid-in capital at end of year	$6,412,473	$6,000,119	$5,606,017

Accumulated other comprehensive income at beginning of year	$216,922	$149,586	$194,445
Foreign currency translation gains (losses), net	90,015	70,777	(70,076)
Unrealized (losses) gains on derivative contracts, net	(31,615)	(3,441)	25,217

Accumulated other comprehensive income at end of year	$275,322	$216,922	$149,586

Distributions in excess of net earnings at beginning of year	$(170,971)	$(620,018)	$(693,386)
Net earnings	1,074,340	874,367	396,163
FIN 48 adoption	(9,272)	—	—
Preferred share dividends	(25,423)	(25,416)	(25,416)
Common share distributions	(472,648)	(399,904)	(297,379)

Retained earnings (distributions in excess of net earnings) at end of year	$396,026	$(170,971)	$(620,018)

Total shareholders’ equity at end of year	$7,436,398	$6,398,579	$5,488,023

Comprehensive income attributable to common shares:
Net earnings	$1,074,340	$874,367	$396,163
Preferred share dividends	(25,423)	(25,416)	(25,416)
Foreign currency translation gains (losses), net	90,015	70,777	(70,076)
(Losses) gains on derivative contracts, net	(31,615)	(3,441)	25,217

Comprehensive income attributable to common shares	$1,107,317	$916,287	$325,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Operating activities:
Net earnings	$1,074,340	$874,367	$396,163
Minority interest share in earnings	6,003	3,457	5,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(44,403)	(36,418)	(11,411)
Cost of share-based compensation awards	23,934	21,567	22,615
Depreciation and amortization	311,867	298,342	204,378
Equity in earnings from unconsolidated investees	(105,618)	(143,758)	(52,499)
Distributions from unconsolidated investees	74,348	99,062	47,514
Amortization of deferred loan costs	10,555	7,673	5,595
Amortization of debt premium, net	(7,797)	(13,861)	(3,980)
Gains recognized on dispositions of non-CDFS business assets	(199,443)	(185,199)	(86,444)
Gains recognized on dispositions of CDFS business assets included in discontinued operations	(28,721)	(33,514)	(10,616)
Cumulative translation losses and impairment charge on disposed properties	—	—	26,864
Unrealized foreign currency exchange losses (gains)	16,229	(18,774)	(10,288)
Deferred income tax expense (benefit)	550	(53,722)	12,045
Impairment charges	13,259	—	—
Increase in accounts and notes receivable and other assets	(136,405)	(204,096)	(54,091)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	216,338	72,201	(2,986)

Net cash provided by operating activities	1,225,036	687,327	488,102

Investing activities:
Real estate investments	(5,213,870)	(3,695,799)	(2,457,780)
Purchase of ownership interests in property funds	—	(259,248)	—
Tenant improvements and lease commissions on previously leased space	(67,317)	(66,787)	(53,919)
Recurring capital expenditures	(37,948)	(29,437)	(26,989)
Cash consideration paid in Parkridge acquisition in 2007 and Catellus Merger in 2005, net of cash acquired	(700,812)	—	(1,292,644)
Purchase of Macquarie ProLogis Trust (“MPR”), net of cash acquired	(1,137,028)	—	—
Proceeds from dispositions of real estate assets	3,618,622	2,095,231	1,516,614
Advances on notes receivable	(18,270)	(115,417)	—
Proceeds from repayments of notes receivable	115,620	73,723	59,991
Increase in restricted cash for potential investment	—	(42,174)	—
Investments in and advances to unconsolidated investees	(661,796)	(175,677)	(16,726)
Return of investment from unconsolidated investees	50,243	146,206	48,652

Net cash used in investing activities	(4,052,556)	(2,069,379)	(2,222,801)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	46,855	358,038	45,641
Distributions paid on common shares	(472,645)	(393,317)	(297,379)
Minority interest distributions	(9,341)	(11,576)	(13,953)
Dividends paid on preferred shares	(31,781)	(19,062)	(25,416)
Debt and equity issuance costs paid	(15,830)	(13,840)	(8,112)
Repayment of debt assumed in Catellus Merger	—	—	(106,356)
Net (payments) proceeds from lines of credit and short-term borrowings	(431,506)	368,158	1,348,023
Proceeds from issuance of debt to finance MPR and Parkridge acquisitions	1,719,453	—	—
Proceeds from issuance of senior convertible notes	2,329,016	—	—
Proceeds from issuance of senior notes, secured and unsecured debt	781,802	1,945,325	890,011
Payments on senior notes, secured debt, unsecured debt and assessment bonds	(1,174,335)	(588,844)	(119,067)

Net cash provided by financing activities	2,741,688	1,644,882	1,713,392

Effect of exchange rate changes on cash	29,032	9,161	(11,422)
Net (decrease) increase in cash and cash equivalents	(56,800)	271,991	(32,729)
Cash and cash equivalents, beginning of year	475,791	203,800	236,529

Cash and cash equivalents, end of year	$418,991	$475,791	$203,800

  See Note 19 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

ProLogis, collectively with our consolidated subsidiaries (we, our, us, the Company or ProLogis), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial distribution properties in North America, Europe and Asia. Our business consists of three reportable business segments: (i) property operations; (ii) investment management; and (iii) development or CDFS business. Our property operations segment represents the direct long-term ownership of industrial distribution and retail properties. Our investment management segment represents the long-term investment management of property funds and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. See Note 18 for further discussion of our business segments.

2.	Summary of Significant Accounting Policies:

Basis of Presentation and Consolidation.  The accompanying consolidated financial statements are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

We consolidate all entities that are wholly owned or those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through the consideration of the following factors:

(i)	the form of our ownership interest and legal structure;

(ii)	our representation on the entity’s governing body;

(iii)	the size of our investment (including loans);

(iv)	estimates of future cash flows;

(v)	our ability to participate in policy making decisions, including but not limited to, the acquisition or disposition of investment properties and the incurrence or refinancing of debt;

(vi)	the rights of other investors to participate in the decision making process; and

(vii)	the ability for other partners or owners to replace us as manager and/or liquidate the venture, if applicable.

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

Foreign Operations.  The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico and certain of our consolidated subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated investees operating in countries other than the United States and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or the country where the entity conducts its operations. The functional currencies of our consolidated subsidiaries and unconsolidated investees include the British pound sterling, Canadian dollar, Chinese renminbi, Czech Republic koruna, euro, Hungarian forint, Japanese yen, Korean won, Indian rupee, Polish zloty, Slovakia crown, Swedish krona and Singapore dollar.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Our initial investments in unconsolidated investees are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant non-recurring transactions are translated at the rate in effect as of the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period. The resulting translation adjustments are included in the accumulated other comprehensive income component of shareholders’ equity.

We and certain of our consolidated subsidiaries have intercompany and third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is generally reflected in results of operations unless it is intercompany debt that is deemed to be long-term in nature. If the intercompany debt is deemed long-term in nature, when the debt is remeasured, the resulting adjustment is recognized as a cumulative translation adjustment in accumulated other comprehensive income in shareholders’ equity.

Gains or losses are included in results of operations when transactions with a third party, denominated in a currency other than the entity’s functional currency, are settled. Additionally, we utilize derivative financial instruments to manage certain foreign currency exchange risks. See our policy footnote on financial instruments and Note 16 for more information related to our derivative financial instruments.

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

Gains on Disposition of Real Estate. Gains on the disposition of real estate are recorded when the recognition criteria have been met, generally at the time title is transferred, and we no longer have substantial continuing involvement with the real estate sold.

When we contribute a property to a property fund or joint venture in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of proceeds not recognized is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the entity acquiring the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of net earnings or losses recognized in future periods to reflect the investee’s recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. We reflect the gains recognized from contributions of CDFS properties to property funds and CDFS joint ventures in operating cash flows and we include the costs related to the CDFS properties and the recovery of those costs through the proceeds we receive upon contribution in investing cash flows in our Consolidated Statements of Cash Flows.

When a property that we originally contributed to a property fund or joint venture is disposed of to a third party, we recognize the amount of the proceeds we had previously deferred during the period, along with

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our proportionate share of the gain recognized by the investee. During periods when our ownership interest in an investee decreases, we recognize gains relating to previously deferred proceeds to coincide with our new ownership interest in the investee.

Rental Expenses.  Rental expenses primarily include the cost of on-site and property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes. Also included are direct expenses associated with our management of the property funds’ operations.

Share-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”) using the modified prospective application. This standard requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the award’s fair value on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. With the adoption of SFAS 123R, we recognize compensation cost associated with stock options that was previously disclosed in the notes to our consolidated financial statements and we treat dividend equivalent units (“DEUs”) as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.

Prior to January 1, 2006, we recognized the costs of our share-based compensation plans under SFAS No. 123 “Accounting and Disclosure of Stock Based Compensation” that allowed us to continue to account for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, if the exercise price of the share option granted equaled or exceeded the market price of the underlying share on the date of grant, no compensation expense was recognized. We grant share options to employees and members of our Board of Trustees (the “Board”) with an exercise price equal to the market price on the day of grant and therefore, we generally did not recognize expense related to share options. We recognized the intrinsic value related to other share awards granted as compensation expense over the applicable vesting period. We recognized the value of DEUs issued as compensation expense, based on the market price of a common share on the grant date, over the vesting period of the underlying share award.

Had we adopted SFAS 123R on January 1, 2005, our net earnings attributable to common shares for the years ended December 31 would have changed as follows (in thousands, except per share amounts):

2005

Net earnings attributable to common shares:
As reported	$370,747
Pro forma	$373,074
Net earnings per share attributable to common shares:
As reported — Basic	$1.82
As reported — Diluted	$1.76
Pro forma — Basic	$1.83
Pro forma — Diluted	$1.77

Further information regarding stock options can be found in Note 5, Long-Term Compensation.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsequent taxable years. Even as a REIT, we may be subject to certain state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries, which operate primarily in the CDFS business segment. This allows us to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. In the United States, we are taxed in certain states in which we operate. Accordingly, we recognize income tax expense for the federal and state income taxes incurred by our TRSs, taxes incurred in certain states and foreign jurisdictions and interest and penalties, if any, associated with our unrecognized tax benefit liabilities.

In July 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new standard also provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 were effective for our fiscal year beginning January 1, 2007 and were applied to all tax positions upon initial adoption. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities. The cumulative effect of applying the provisions of FIN 48 was reported as an adjustment to the opening balance of retained earnings for the year of adoption. We adopted the provisions of FIN 48 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of distributions in excess of net earnings.

Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to certain contributions to property funds. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in income. For further information of income taxes, see Note 7.

Long-Lived Assets

Real Estate Assets. Real estate assets are carried at depreciated cost. Costs incurred that are directly associated with the successful acquisition of real estate assets are capitalized as part of the investment basis of the real estate assets. Costs that are associated with unsuccessful acquisition efforts are expensed at the time the acquisition is abandoned. Costs incurred in developing, renovating, rehabilitating and improving real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, rehabilitation and leasing activities; if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are included in other assets. When a municipality district

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

finances costs we incur for public infrastructure improvements, we record the costs in real estate until we are reimbursed.

The depreciable portions of real estate assets are charged to depreciation expense on a straight-line basis over their respective estimated useful lives. We generally use the following useful lives: seven years for capital improvements, 10 years for standard tenant improvements, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for properties we develop. Capitalized leasing costs are amortized over the respective lease term. Our average lease term for all leases in effect at December 31, 2007 was between six and seven years. We develop properties in our CDFS business segment generally with the intent to contribute the properties to property funds in which we maintain an ownership interest and act as manager. We may acquire properties or portfolios of properties in our CDFS business segment that we generally plan to contribute to a property fund. We generally do not depreciate properties during the period from the completion of the development, rehabilitation or repositioning activities through the date the properties are contributed.

Business Combinations, Goodwill and Intangible Assets. When we acquire a business or individual properties, with the intention to hold for long term investment, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. We estimate:

•	the fair value of the buildings on an as-if-vacant basis. The fair value allocated to land is generally based on relevant market data;

•	the market value of above and below market leases based upon our best estimate of current market rents. The value of each lease is recorded in either other assets or other liabilities, as appropriate;

•	the value of costs to obtain tenants, primarily leasing commissions. These costs are recorded in other assets;

•	the value of debt based on quoted market rates for the same or similar issues, or by discounting future cash flows using rates currently available for debt with similar terms and maturities. Any discount or premium is included in the principal amount;

•	the value of any management contracts by discounting future expected cash flows under these contracts; and

•	the value of all other assumed assets and liabilities based on the best information available.

We amortize the acquired assets or liabilities as follows:

•	Above and below market leases are charged to rental income over the average remaining estimated life of the lease.

•	Leasing commissions are charged to amortization expense over the average remaining estimated life of the lease.

•	Debt discount or premium is charged to interest expense using the effective interest method over the remaining term of the related debt.

•	Management contracts are charged against income over the remaining term of the contract.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill amounts are not amortized, but rather we assess goodwill for impairment annually or when circumstances indicate goodwill may be impaired.

Investments in Unconsolidated Investees. Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operating and financial policies of the investee but do not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the investee, distributions received, deferred proceeds on the contribution of properties and certain other adjustments, as appropriate.

Impairment of Long-Lived Assets. We assess the carrying values of our respective long-lived assets, including goodwill and intangible assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of these assets is measured by comparison of the carrying amount of the asset to the estimated fair value. For operating buildings that we intend to hold long-term, the recoverability is based on the future undiscounted cash flows. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset, and the loss would be recognized as other expense in our Consolidated Statements of Earnings.

Assets Held for Sale and Discontinued Operations. Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented. We classify property as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets.

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

Notes Receivable.  The principal balance of notes receivable from third parties at December 31, 2007 and 2006 was $24.2 million and $237.3 million, respectively. Interest is recognized as earned and included in interest income on notes receivable in our Consolidated Statements of Earnings; however, we discontinue accruing interest when collection is considered doubtful. We use the effective interest method for notes receivable with stepped interest rates. Our weighted average effective annual interest rate for our notes receivable as of December 31, 2007 and 2006 was 6.9% and 8.6%, respectively. Notes receivable are generally collateralized by real property or a financing agreement.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Instruments.  In the normal course of business, we use certain types of derivative financial instruments for the purpose of managing our foreign currency exchange rate and interest rate risk. We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings, unless specific hedge accounting criteria are met. To qualify for hedge accounting treatment, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge (primarily interest rate swaps). For instruments associated with the hedge of anticipated transactions, hedge effectiveness criteria also require that the occurrence of the underlying transactions be probable. Instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract.

The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in value of a derivative does not perfectly offset the change in value of the instrument being hedged. The unrealized gains and losses recorded in accumulated other comprehensive income are amortized to earnings over the remaining term of the hedged items.

In estimating the fair value of our financial instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

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

Recent Accounting Pronouncements.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for our fiscal year beginning January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in FSP FAS 157-2 will be effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 157 will primarily impact the valuation of our financial instruments,

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as discussed above, which we do not expect to materially impact our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities the irrevocable option to measure many financial instruments and certain other items at fair value. If the fair value option is elected, changes in the fair value would be recorded in earnings at each subsequent reporting date. The provisions of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We do not plan to elect the fair value option provided by SFAS 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We are currently assessing what impact the adoption of SFAS 141R and 160 will have on our financial position and results of operations.

Proposed Accounting Pronouncements.  The FASB has issued proposed FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require, if ratified, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The debt would subsequently be accreted to its par value over its expected life with a rate of interest being reflected in earnings that reflects the market rate at issuance. The proposed FSP, if ratified in the form expected, would be effective January 1, 2009 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that we issued in March 2007 and November 2007, and would result in us recognizing additional interest expense of between $55.8 million and $67.1 million per annum.

Reclassifications.  Certain amounts included in our consolidated financial statements for prior years have been reclassified to conform to the 2007 financial statement presentation. This includes a reclass of the gains recognized on the disposition of CDFS business assets included in discontinued operations of $33.5 million and $10.6 million for the years ended December 31, 2006 and 2005, respectively, from operating activities to investing activities in the Consolidated Statements of Cash Flows.

3.	Mergers and Acquisitions:

Parkridge Holdings Limited

In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European real estate development company. The total purchase price was $1.3 billion, which was financed with $733.9 million in cash, including amounts settled in cash subsequent to the purchase date, the issuance of 4.8 million common shares (valued for accounting purposes at $71.01 per share for a total of $339.5 million) and the assumption of $191.5 million in debt and other liabilities. The assumption of debt included $113.0 million of loans made by us to certain affiliates of Parkridge in November 2006, which were included in Accounts and Notes Receivable in our Consolidated Balance Sheet at December 31, 2006. The cash portion of the acquisition was funded with borrowings under

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our global senior credit facility (“Global Line”) and a new senior unsecured facility (see Note 13 for more information on our credit facilities).

The acquisition included 6.3 million square feet of operating distribution properties, including developments under construction, and 1,139 acres of land, primarily in Central Europe and the United Kingdom. We allocated the purchase price based on estimated fair values and recorded approximately $724.7 million of real estate assets, $156.3 million of investments in CDFS joint ventures and other unconsolidated investees, $58.1 million of cash and other tangible assets and $325.8 million of goodwill and other intangible assets, which are included in Other Assets in our Consolidated Balance Sheet. The allocation of the purchase price was based upon preliminary estimates and assumptions and, accordingly, these allocations are subject to revision when final information is available. Revisions to the fair value allocations, which may be significant, will be recorded as adjustments to the purchase price allocation in subsequent periods and should not have a significant impact on our overall financial position or results of operations. The Parkridge acquisition would not have had a material impact on our consolidated results of operations for the years ended December 31, 2007, 2006 and 2005, and as such, we have not presented any pro forma financial information.

We may be required to make additional payments to the selling shareholders over the next several years (primarily through the issuance of our common shares) of up to £52.3 million (the currency equivalent of $105.0 million at December 31, 2007) upon the successful completion of pending land entitlements or achievement of certain incremental development profit targets.

Catellus Development Corporation

On September 15, 2005, Catellus Development Corporation, a publicly traded REIT (“Catellus”), merged with and into Palmtree Acquisition Corporation, one of our subsidiaries (the “Catellus Merger”). The total purchase price was $5.3 billion, which was financed by $1.3 billion of cash and the issuance of 55.9 million of our common shares to former Catellus stockholders (valued at $2.3 billion), $37.4 million in cash for transaction costs and the assumption of $1.7 billion in liabilities. In allocating the purchase price based on estimated fair values, we initially recorded approximately $4.5 billion of real estate assets, $661.9 million of other assets, primarily tangible assets, and $152.9 million of goodwill. The allocation of goodwill increased by approximately $11.0 million primarily as a result of changes in the valuation of real estate assets, partially offset by liabilities recorded for certain pre-merger contingencies that were deemed to be probable and could be reasonably estimated.

In connection with the Catellus Merger, we incurred $2.6 million and $12.2 million of merger integration costs in 2006 and 2005, respectively, which are included in General and Administrative Expenses in our Consolidated Statements of Earnings. These costs were indirect costs associated with the Catellus Merger, such as employee transition costs, as well as severance costs for certain of our employees whose responsibilities became redundant after the merger.

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

See also Note 11 for information on real estate acquisitions.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Unconsolidated Investees:

Summary of Investments and Income

Our investments in and advances to investees that are accounted for under the equity method are summarized by type of investee as follows (in thousands):

	December 31,
	2007	2006

Property funds	$1,755,113	$981,840
CDFS joint ventures and other unconsolidated investees	590,164	317,857

Totals	$2,345,277	$1,299,697

Property Funds

We recognize earnings or losses from our investments in unconsolidated property funds consisting of our proportionate share of the net earnings or losses of the property funds, including interest income on advances made to these investees, if any. In addition, we earn fees and incentives for providing services to the property funds. The amounts we have recognized from our investments in property funds are summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Earnings from unconsolidated property funds:
North America	$17,161	$59,732	$24,224
Europe	60,913	21,605	13,938
Asia	16,379	11,718	7,916

Total earnings from unconsolidated property funds	$94,453	$93,055	$46,078

Property management and other fees and incentives:
North America	$47,164	$57,800	$32,124
Europe	43,752	145,622	30,064
Asia	13,803	8,507	4,746

Total property management and other fees and incentives	$104,719	$211,929	$66,934

In our CDFS business segment, as further discussed in Note 18, we develop and acquire real estate properties primarily with the intent to contribute to a property fund in which we have an ownership interest and act as manager. Upon contribution of properties to a property fund, we realize a portion of the profits from our CDFS activities while at the same time allowing us to maintain a long-term ownership interest in our CDFS properties. This business strategy also provides liquidity to fund our future development activities and enhances future fee income. We generally receive ownership interests in the property funds as part of the proceeds generated by the contributions of properties to maintain our ownership interest. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager, and earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about our property funds (the names in parentheses represent the legal names of the entities) is as follows as of December 31:

		Square
	Number of	feet
	properties	(in	Ownership		Investment in
	owned	millions)	Percentage		and advances to
Fund Names	2007	2007	2007	2006	2007	2006

ProLogis California (ProLogis California I LLC ) (1)	80	14.2	50.0%	50.0%	$106,630	$112,915
ProLogis North American Properties Fund I ( ProLogis North American Properties Fund I LLC) (1)	36	9.4	41.3%	41.3%	27,135	30,902
ProLogis North American Properties Fund V (2)	—	—	—	11.3%	—	53,331
ProLogis North American Properties Fund VI (Allagash Property Trust) (1)	22	8.6	20.0%	20.0%	37,218	39,149
ProLogis North American Properties Fund VII (Brazos Property Trust) (1)	29	6.1	20.0%	20.0%	31,321	31,816
ProLogis North American Properties Fund VIII (Cimmaron Property Trust) (1)	24	3.1	20.0%	20.0%	14,982	15,397
ProLogis North American Properties Fund IX (Deerfield Property Trust) (1)	20	3.4	20.0%	20.0%	13,986	14,076
ProLogis North American Properties Fund X (Elkhorn Property Trust) (1)	29	4.2	20.0%	20.0%	15,721	15,399
ProLogis North American Properties Fund XI (KPJV, LLP) (1)	13	4.1	20.0%	20.0%	30,712	31,871
ProLogis North American Industrial Fund (3)	217	37.2	23.2%	20.0%	104,277	72,053
ProLogis North American Industrial Fund II (ProLogis NA2 LP) (1)(2)	153	36.1	36.9%	—	274,238	—
ProLogis North American Industrial Fund III (ProLogis NA3 LP) (1)(4)	122	24.7	20.0%	—	123,720	—
ProLogis Mexico Industrial Fund (ProLogis MX Fund LP) (5)	32	4.2	20.0%	—	38,085	—
PEPR (ProLogis European Properties) (6)	247	56.4	24.9%	24.0%	494,593	430,761
PEPF II (ProLogis European Properties II) (7)	41	10.4	24.3%	—	158,483	—
ProLogis Japan Properties Fund I (PLD/RECO Japan TMK Property Trust) (1)	16	7.1	20.0%	20.0%	87,663	87,705
ProLogis Japan Properties Fund II (ProLogis Japan Properties Trust) (1)(8)	44	14.6	20.0%	20.0%	189,584	46,465
ProLogis Korea Fund (ProLogis Korea Properties Trust) (1)(9)	6	0.4	20.0%	—	6,765	—

Totals	1,131	244.2			$1,755,113	$981,840

(1)	We have one fund partner in each of these property funds.

(2)	We referred to the combined entities in which we had ownership interests (ProLogis-Macquarie Fund and the management company) as one property fund named ProLogis North American Properties Fund V. During 2006, we contributed 20 properties for aggregate proceeds of $132.4 million to ProLogis North American Properties Fund V.

On July 11, 2007, we completed the acquisition of all of the units in Macquarie ProLogis Trust, an Australian listed property trust (“MPR”). At the time of acquisition, MPR owned approximately 89% of ProLogis North American Properties Fund V and certain other assets. The total consideration was approximately $2.0 billion, consisting of cash of $1.2 billion and assumed liabilities of $0.8 billion. The cash portion of the acquisition was financed primarily with borrowings under a credit agreement with an affiliate of Citigroup USA, Inc. (“Citigroup”), consisting of a $473.1 million term loan and a $646.2 million convertible loan. Prior to the acquisition, we entered into foreign currency forward contracts to economically hedge the purchase price of MPR (see Note 16 for additional information regarding these derivatives). As a result of the MPR transaction, on July 11, 2007, we owned 100% of, and began consolidating, ProLogis North American Properties Fund V.

On August 27, 2007, Citigroup converted $546.2 million of the convertible loan into equity of a newly formed property fund, which owns all of the real estate assets and debt obligations that were acquired or issued in connection with the MPR acquisition. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Industrial Fund II. Our ownership percentage is based on our levels of ownership interest in these different entities. In addition, we made an equity contribution of $100.0 million into the fund, which was used to repay the remaining balance on the convertible loan. The conversion resulted in Citigroup owning 63.1% and us owning 36.9% of the equity of ProLogis North American Industrial Fund II. We account for our investment under the equity method of accounting. Upon conversion, we recognized net gains of $68.6 million (including $16.6 million of previously deferred gains from the initial contribution of the assets to ProLogis North American Properties

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fund V) that are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings.

(3)	In February 2006, we formed the North American Industrial Fund, with ten institutional investors. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund, subject to the property meeting certain leasing and other criteria. ProLogis North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.4 billion from third party investors, of which $729.7 million was unfunded at December 31, 2007. In connection with the acquisition of MPR, discussed above, we acquired an additional 3% ownership interest in ProLogis North American Industrial Fund and are committed to fund $25.5 million in cash through February 2009 for our equity share in future acquisitions of properties, generally from us. During 2007 and 2006, we contributed 92 properties (26 CDFS and 66 non-CDFS) and 49 properties (22 CDFS and 27 non-CDFS) for aggregate proceeds of $907.5 million and $451.8 million, respectively, to ProLogis North American Industrial Fund in addition to the assets that were acquired from ProLogis North American Properties Funds II, III and IV (collectively “Funds II-IV”), as discussed below.

(4)	In July 2007, we formed a new property fund, ProLogis North American Industrial Fund III, to acquire a portfolio of 122 industrial properties from a third party. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis North American Industrial Fund III. The total consideration for the acquisition was approximately $1.8 billion, including transaction costs. Our investment was made in cash and represents a 20% ownership interest in this newly formed property fund. The remaining 80% of the property fund is owned by an affiliate of Lehman Brothers, Inc., who provided interim debt financing to the property fund.

(5)	On September 11, 2007, we contributed properties to a new property fund formed with several institutional investors, ProLogis Mexico Industrial Fund. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis Mexico Industrial Fund. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Mexico, and in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund subject to the property meeting certain leasing and other criteria. ProLogis Mexico Industrial Fund has equity commitments of $500.0 million from third party investors that expire in August 2010 and of which $411.5 million was unfunded at December 31, 2007. In 2007, we contributed 35 properties (24 CDFS and 11 non-CDFS) to this property fund for aggregate proceeds of $251.8 million. This includes nine stabilized properties that were part of a portfolio of properties we had previously acquired with the intent to contribute to a new property fund at, or slightly above, our cost. The proceeds and costs related to these nine properties are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings. The proceeds and costs for the remaining 15 CDFS contributed properties are included in CDFS Developed and Repositioned Properties in our Consolidated Statements of Earnings.

(6)	In September 2006, ProLogis European Properties (“PEPR”) completed an initial public offering (“IPO”) on the Euronext Amsterdam stock exchange in which the selling unitholders offered 49.8 million ordinary units. As the manager of the property fund, we were entitled to an incentive return based on the internal rate of return that the pre-IPO unitholders earned. The final incentive return of $109.2 million was determined and recognized in the fourth quarter of 2006. The return was paid to us by an initial allocation of 3.9 million ordinary units, which increased our investment by $68.6 million and our ownership interest at that time to 24.0%, with the balance received in cash. In connection with PEPR’s IPO, we entered into a property contribution agreement under which we were committed to offer to contribute certain stabilized properties to PEPR having an aggregate contribution value of €200 million. During 2007, we fulfilled our commitment by contributing 16 CDFS properties to PEPR for aggregate proceeds of $287.6 million. As a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

result of these contributions, our ownership interest increased to 24.9% at December 31, 2007. In July 2007, PEPR sold a portfolio of 47 properties, which resulted in a net gain of $155.8 million to PEPR and $38.2 million to us as our proportionate share. In 2006, prior to PEPR’s IPO, we contributed 19 properties to the fund for aggregate proceeds of $419.6 million.

(7)	In July 2007, we formed a new European property fund, ProLogis European Properties Fund II (“PEPF II”) with several third party investors. Our ownership interest in PEPF II is 24.3%, including a 16.85% direct interest in PEPF II, along with a 7.45% indirect interest through our 24.9% investment in PEPR, which owns approximately 30% of PEPF II. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe and, in certain circumstances properties we acquire, to PEPF II, subject to the property meeting certain leasing and other criteria. PEPF II has equity commitments from PEPR and third party investors of €2.5 billion ($3.6 billion as of December 31, 2007), which expire in August 2010, and of which €2.1 billion ($3.1 billion as of December 31, 2007) was unfunded at December 31, 2007. In 2007, we contributed 38 properties for aggregate proceeds of $1.3 billion. This includes 13 stabilized properties that were part of a portfolio of properties we acquired in February 2007 as part of the Parkridge acquisition discussed in Note 3, with the intent to contribute to a new property fund at, or slightly above, our cost. The proceeds and costs related to these 13 properties are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings. The proceeds and costs for the remaining 25 CDFS properties are included in CDFS Developed and Repositioned Properties in our Consolidated Statements of Earnings. In connection with these contributions, we advanced PEPF II £25.2 million ($51.9 million as of December 31, 2007), which bears interest at LIBOR plus a margin and matures on February 26, 2008.

(8)	We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through September 2010 to ProLogis Japan Properties Fund II, subject to the property meeting certain leasing and other criteria. In 2007 and 2006, we contributed five properties and six properties, all CDFS properties, to this property fund for aggregate proceeds of $642.9 and $405.5 million, respectively. In addition in 2007, the property fund acquired nine properties from a third party and its investors acquired a portfolio of 17 properties for an aggregate purchase price of $735 million, through a joint venture in which we own 20% and our current partner in ProLogis Japan Properties Fund II owns the remaining 80%. ProLogis Japan Properties Fund II has an equity commitment of $600.0 million from our fund partner, which expires in August 2008, of which $28.2 million was unfunded at December 31, 2007. In February 2008, ProLogis Japan Properties Fund II received an additional equity commitment of $400.0 million from our fund partner that expires in September 2010.

(9)	The ProLogis Korea Fund, which was formed in 2006, acquired six properties from a third party in 2007. We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea and, in certain circumstances properties we acquire, to ProLogis Korea Fund, subject to the property meeting certain leasing and other criteria. ProLogis Korea Fund has an equity commitment from our fund partner of $200.0 million, which expires in June 2010, of which $179.4 million was unfunded at December 31, 2007.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below as of and for the years ended December 31, 2007 and 2006 (dollars in millions):

	2007
	North
	America	Europe	Asia	Total

Revenues	$634.1	$493.2	$180.4	$1,307.7
Net earnings (1)	$27.6	$234.1	$64.4	$326.1
Total assets	$9,034.7	$6,526.4	$3,810.5	$19,371.6
Amounts due to us	$24.8	$70.0	$109.1	$203.9
Third party debt (2)	$5,305.2	$3,456.2	$1,889.5	$10,650.9
Total liabilities	$5,678.5	$4,057.7	$2,550.7	$12,286.9
Minority interest	$17.4	$10.8	$—	$28.2
Equity	$3,338.8	$2,457.8	$1,259.9	$7,056.5
Our weighted average ownership at end of period (3)	27.9%	24.8%	20.0%	25.5%
Our investment balance (4)	$818.0	$653.1	$284.0	$1,755.1
Deferred proceeds, net of amortization (5)	$216.4	$193.9	$127.0	$537.3

	2006
	North
	America	Europe	Asia	Total

Revenues	$494.6	$414.4	$120.9	$1,029.9
Net earnings (6)	$266.2	$88.2	$47.7	$402.1
Total assets	$6,420.7	$4,856.0	$1,958.3	$13,235.0
Amounts due to us	$6.7	$14.0	$75.2	$95.9
Third party debt (2)	$3,113.8	$2,615.6	$904.2	$6,633.6
Total liabilities	$4,360.8	$2,968.0	$1,054.2	$8,383.0
Minority interest	$5.7	$6.6	$—	$12.3
Equity	$2,054.2	$1,881.4	$904.1	$4,839.7
Our weighted average ownership at end of period (3)	23.1%	24.0%	20.0%	23.0%
Our investment balance (4)	$416.8	$430.8	$134.2	$981.8
Deferred proceeds, net of amortization (5)	$112.8	$123.7	$66.2	$302.7

(1)	Included in net earnings for Europe is a net gain of $155.8 million from the disposition of 47 properties by PEPR.

(2)	As of December 31, 2007, we had not guaranteed any of the debt of the property funds. As of December 31, 2006, we had guaranteed $15.0 million of borrowings of ProLogis North American Properties Fund V.

(3)	Represents the weighted average of our ownership interests in all property funds at December 31, based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our percentage ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) additional costs we incur associated with our investment in the property fund; and (iii) advances to the property funds.

(5)	This amount is recorded as a reduction to our investment and represents the proceeds that we defer when we contribute a property to a property fund due to our continuing ownership in the property.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Included in net earnings for Europe are expenses of approximately $43.3 million related to the costs to complete PEPR’s IPO, as this was an offering of existing units and no new capital was raised by PEPR. Included in net earnings for North America is $185.7 million representing the net gain recognized by Funds II-IV upon termination in the first quarter of 2006 (see below).

The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts that are designated as cash flow hedges to mitigate interest expense volatility associated with movements of interest rates for the debt they expect to issue. In 2007, certain of the property funds issued short-term bridge financing to finance their acquisitions of properties from us and third parties. Based on the anticipated refinancing of these bridge financings with long-term debt issuances, the property funds have the following interest rate swap contracts outstanding at December 31, 2007 (amounts are for the entire entity and are in thousands):

	Our	Notional	Swap
Entity	Ownership	Amounts	Rate	Maturity	Fair Value

ProLogis North American Industrial Fund II	36.9%	$1,005,900	5.31 - 5.83%	2009 - 2018	($68,757)
ProLogis North American Industrial Fund III	20.0%	$642,000	5.79%	2017	($58,577)
ProLogis Mexico Industrial Fund	20.0%	$137,000	5.24 - 5.56%	2017	($8,650)

We have recorded our proportionate share of the liabilities of the funds related to these instruments in Other Comprehensive Income in Shareholders’ Equity. Once these contracts are settled, the amount of the gain or loss upon settlement, which is recorded by the property funds in other comprehensive income, will be amortized over the life of the hedged debt issuance. We guarantee our proportionate share of the ProLogis North American Industrial Fund III contracts.

On January 4, 2006, we purchased the 80% ownership interests in each of Funds II-IV from our fund partner. On March 1, 2006, we contributed substantially all of these assets and associated liabilities to ProLogis North American Industrial Fund, which was formed in February 2006 (see above). In connection with these transactions, after deferral of $17.9 million due to our continuing ownership interest in ProLogis North American Industrial Fund, we recognized total earnings of $71.6 million ($12.5 million in CDFS Disposition Proceeds — Developed and Repositioned Properties, $22.0 million in Property Management and Other Fees and Incentives and $37.1 million in Earnings from Unconsolidated Property Funds).

CDFS joint ventures and other unconsolidated investees

At December 31, 2007, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. These joint ventures include entities that develop and own distribution and retail properties and also include entities that perform land and mixed-use development activity. The other operating joint ventures primarily include entities that own a hotel property and office properties.

The amounts we have recognized as our proportionate share of the earnings (losses) from our investments in CDFS joint ventures and other unconsolidated investees, are summarized as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

North America	$7,428	$45,651	$4,178
Europe	(2,856)	2,097	1,186
Asia	6,593	2,955	1,057

Total earnings from CDFS joint ventures and other unconsolidated investees	$11,165	$50,703	$6,421

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in our earnings from CDFS joint ventures in North America for 2006 is $35.0 million representing our proportionate share of the earnings of a CDFS joint venture, “LAAFB JV”. The LAAFB JV was formed to redevelop a U.S. Air Force base in Los Angeles, California in exchange for land parcels and certain rights to receive tax increment financing (“TIF”) proceeds over a period of time. As our investment in LAAFB JV is held in a taxable subsidiary, we also recognized a deferred income tax benefit of $12.4 million and a current income tax expense of $27.0 million for 2006 in our Consolidated Statements of Earnings. This entity substantially completed its operations at the end of 2006.

Our investments in and advances to these entities were as follows as of December 31 (in thousands):

	2007	2006

CDFS joint ventures:
United States (1)	$60,502	$75,197
Europe(2)	228,396	8,499
Asia (3)	194,583	119,614

Total CDFS joint ventures	$483,481	$203,310

Other investees:
Operating joint ventures (4)	$85,720	$88,104
Other	20,963	26,443

Total other investees	$106,683	$114,547

Total	$590,164	$317,857

(1)	Includes a 50% interest in three mixed-use development entities and three entities that own or are developing distribution properties.

(2)	Includes investments in joint ventures that own land for current and future development of distribution, retail and other mixed-use properties. In February 2007, in connection with the Parkridge acquisition, we made a 25% investment in Parkridge Holdings Limited, which is primarily a retail and mixed-use development business for $146.9 million (see Note 3). Also included in this amount is £42.5 million ($91.8 million at December 31, 2007), which represents a loan we made to this entity during 2007. The loan bears interest at London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”) (depending on currency borrowed) plus a margin, matures February 2012 and provides for additional borrowing of either euro or pound sterling up to 25% of the approved budget for development projects inside the venture, representing our ownership interest, up to a maximum of 50 million pound sterling.

(3)	Includes investments in three joint ventures that own distribution properties that were acquired from third parties or developed by the joint venture. Also includes our investment in an entity in China that we present on a consolidated basis. This entity holds an investment interest ($70.3 million at December 31, 2007) in an entity that primarily develops retail properties and invests in joint ventures that own and operate retail properties in China that is accounted for under the equity method of accounting. As part of this investment, we may be required to invest an additional $42 million based primarily on the attainment of certain performance criteria, which we deposited in escrow in 2006. In 2007, we advanced $24 million of these escrowed funds to this entity to fund development activities. The advance bears interest at 7% and matures December 2008.

(4)	Principally includes a 25.16% interest in an entity that owns and operates a hotel property, a 38.75% interest in an entity that owns and operates the parking lot adjacent to the hotel property and a 66.67% interest in an entity that owns and operates office properties.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Long-Term Compensation:

The 2006 long-term incentive plan together with our 1997 long-term incentive plan (the “Incentive Plan”) have been approved by our shareholders and provides for grants of share options, stock appreciation rights (“SARs”), full value awards and cash incentive awards to employees and other persons providing services to us and our subsidiaries, including outside trustees. No more than 28,660,000 common shares in the aggregate may be awarded under the Incentive Plan. In any one calendar-year period, no participant shall be granted: (i) more than 500,000 share options and SARs; (ii) more than 200,000 full value awards; or (iii) more than $10,000,000 in cash incentive awards. Common shares may be awarded under the Incentive Plan until it is terminated by the Board. At December 31, 2007, 4,919,474 common shares were available for future issuance under the Incentive Plan.

Share Options

We have granted various share options to our employees and trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) on December 31st of each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. The holders of share options granted in 2001 earned DEUs through 2005 and the holders of share options granted in 2002 and later do not earn DEUs. At December 31, 2007, there were 1,750,467 share options with a weighted average exercise price and remaining life of $21.27 and 1.8 years, respectively, that will earn DEUs in the future. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to employees since September 2006 have an exercise price equal to the closing market price of our common shares on the date of grant. Prior to September 2006, the exercise price was based on the average of the high and low prices on the date of grant. Share options granted to trustees generally vest immediately.

Share options outstanding at December 31, 2007 were as follows:

				Weighted
				Average
	Number of		Expiration	Remaining Life
	Options	Exercise Price	Date	(in years)

Outside Trustees Plan	102,500	$19.75 - $43.80	2009-2015	4.6
Incentive Plan:
1998 grants	539,947	$20.94 - $21.09	2008	0.9
1999 grants	594,498	$17.19 - $18.63	2009	1.7
2000 grants	586,022	$21.75 - $24.25	2010	2.7
2001 grants	391,561	$20.67 - $22.02	2011	3.7
2002 grants	703,092	$22.98 - $24.76	2012	4.7
2003 grants	946,591	$24.90 - $31.26	2013	5.7
2004 grants	1,394,342	$29.41 - $41.50	2014	6.7
2005 grants	936,225	$40.86 - $45.46	2015	7.9
2006 grants	820,454	$53.07 - $59.92	2016	9.0
2007 grants	983,178	$60.60 - $64.82	2017	10.0

Total	7,998,410			6.0

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity for the year ended December 31, 2007, with respect to our share options, is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Life
	Options	Price	Options	Price	(in years)

Balance at January 1, 2007	8,464,053	$32.50
Granted	983,178	60.62
Exercised	(1,342,912)	27.29
Forfeited	(105,909)	47.32

Balance at December 31, 2007	7,998,410	$36.63	5,504,282	$29.14	4.7

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $11.42, $10.40 and $7.26, respectively. Total remaining compensation cost related to unvested share options as of December 31, 2007 was $21.7 million, prior to adjustments for capitalized amounts due to our development and leasing activities and forfeited awards.

The activity for the year ended December 31, 2007, with respect to our non-vested share options, is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2007	2,940,973	$7.14
Granted	983,178	11.42
Vested	(1,324,114)	6.14
Forfeited	(105,909)	7.73

Balance at December 31, 2007	2,494,128	$9.33

Full Value Awards

Restricted Share Units

Restricted share units (“RSUs”) are granted at a rate of one common share per RSU to our employees. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which is generally four or five years. The RSUs do not carry voting rights during the vesting period, but do generally earn DEUs that vest according to the underlying RSU. The weighted-average fair value of RSUs granted during the years 2007, 2006 and 2005 was $63.25, $53.86 and $45.29, respectively. In addition, annually we issue fully vested deferred share units to our trustees, which are expensed at the time of grant and earn DEUs.

Contingent Performance Shares and Performance Share Awards

Certain employees are granted contingent performance shares (“CPSs”). There were grants of CPSs in 2007, 2006 and 2005 of which the CPSs are earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These CPSs generally vest over a three-year period and the recipient must continue to be employed by us until the end of the vesting period. The amount of CPSs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to twice the targeted award, or a maximum of 840,000 shares at December 31, 2007. For purposes of calculating compensation expense, we consider the CPSs to have a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market condition and therefore we have estimated the grant date fair value of the CPSs using a pricing valuation model. We recognize the value of the CPSs granted as compensation expense utilizing the grant date fair value and the target shares over the vesting period.

Certain employees were granted Performance Share Awards (“PSAs”) through December 31, 2005 based on individual and company performance criteria. If a PSA was earned based on the performance criteria, the recipient must have continued to be employed by us until the end of the vesting period before any portion of the grant is vested, generally two years. The PSAs were valued based upon the market price of a common share on grant date. We recognize the value of the PSAs granted as compensation expense over the vesting period.

These awards carry no voting rights during this vesting period, but do earn DEUs that are vested at the end of the vesting period of the underlying award. The weighted-average fair value of CPSs and PSAs granted during the years 2007, 2006 and 2005 was $71.48, $64.35 and $48.78, respectively.

Dividend Equivalent Units

RSUs, CPSs and certain share options granted through 2001 earn DEUs in the form of common shares at a rate of one common share per DEU. We treat the DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. Prior to the adoption of SFAS 123R on January 1, 2006, we recognized the value of the DEUs issued as compensation expense, based on the market price of a common share on the grant date, over the vesting period of the underlying share award.

Summary of Activity of CPSs, PSAs and RSUs

Activity with respect to our CPSs, PSAs, and RSUs is as follows:

	Shares Outstanding
	Number of	Weighted Average	Number of
	Shares	Original Value	Vested Shares

Balance at January 1, 2007	2,264,876	$44.08	808,544

Granted	707,443	64.91
Exercised	(389,476)	38.83
Forfeited	(28,057)	57.77

Balance at December 31, 2007	2,554,786	$50.50	829,689

Total remaining compensation cost related to unvested CPSs and RSUs as of December 31, 2007 was $79.6 million, prior to adjustments for forfeited awards and capitalized amounts due to our development and leasing activities. As of December 31, 2007, all PSAs were either fully vested or were forfeited. The remaining expense will be recognized through 2011, which equates to a weighted average period of 2.1 years.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activity for the year ended December 31, 2007, with respect to our non-vested CPSs, PSAs, and RSUs is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2007	1,456,332	$50.31
Granted	707,443	64.91
Vested	(410,621)	44.52
Forfeited	(28,057)	57.77

Balance at December 31, 2007	1,725,097	$57.55

Compensation Expense

During the years ended December 31, 2007 and 2006, we recognized $23.9 million and $21.6 million, respectively, of compensation expense under the provisions of SFAS 123R. These amounts are net of $10.8 million and $8.4 million, respectively, that was capitalized due to our development and leasing activities and forfeited awards and includes expense related to awards granted to our outside trustees. During the year ended December 31, 2005, under the provisions of APB 25, we recognized $22.6 million of compensation expense, net of $4.6 million that was capitalized due to our development and leasing activities.

We calculated the fair value of the options granted in each of the following years using a Black-Scholes pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	3.78%	4.51%	4.33%
Dividend yield	3.44%	3.40%	3.92%
Volatility	23.43%	19.46%	20.33%
Weighted average option life	5.8 years	5.8 years	5.9 years

We use historical data to estimate dividend yield, share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free interest rate for periods within the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. To calculate expected volatility, we use historical volatility of our common stock and implied volatility of traded options on our common stock.

Other Plans

We have a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in common shares of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). A total of 190,000 common shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed common shares is based on the employee’s years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2007, no common shares have been issued under the 401(k) Plan. All of our matching contributions have been made with common shares purchased by us in the open market.

We have a nonqualified savings plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. We match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to certain levels. The matching contributions vest in the same manner as the 401(k) Plan. On a combined basis for both plans, our contributions under the matching provisions were $1.1 million, $1.1 million and $0.8 million for 2007, 2006 and 2005, respectively.

6.	Minority Interest:

The minority interest associated with real estate partnerships or joint ventures that we consolidate at December 31 is as follows (dollars in thousands):

	2007			2006
	# of			# of
Continent	Entities	Balance	Minority Interest	Entities	Balance	Minority Interest

North America (1)(2)(3)	3	$31,192	4-31%	5	$37,614	1-31%
North America – other	3	537	1-25%	1	498	25%
China	6	40,646	20-49%	4	14,156	20-40%
Europe	1	6,286	50%	—	—	—

		$78,661			$52,268

(1)	At December 31, 2007 and 2006, an aggregate of 5,052,197 and 5,138,809, respectively, limited partnership units held by minority interest holders are convertible into 5,053,187 and 5,139,799, respectively, common shares.

(2)	As of December 31, 2007 and 2006, there were 4,530,435 and 4,658,700, respectively, of outstanding limited partnership units that were entitled to receive cumulative preferential quarterly cash distributions equal to the quarterly distributions paid on common shares.

(3)	Certain properties owned by one of these partnerships cannot be sold, other than in tax-deferred exchanges, prior to the occurrence of certain events and without the consent of the limited partners. The partnership agreement provides that a minimum level of debt must be maintained within the partnership, which can include intercompany debt to us.

7.	Income Taxes:

For 2007, 2006 and 2005, we, and our consolidated REIT subsidiary, believe we have complied with the REIT requirements of the Code. The statute of limitations for our tax returns is generally three years, with our major tax jurisdictions being the United States, Japan, Luxembourg and the United Kingdom. As such, our tax returns that remain subject to examination would be primarily from 2004 and thereafter, except for Catellus. Certain 1999 through 2005 federal and state income tax returns of Catellus are still open for audit or are currently under audit by the Internal Revenue Service (“IRS”) and various state taxing authorities.

The unrecognized tax benefit liability, which is defined in FIN 48 as the difference between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements, at December 31, 2007 and 2006, which includes accrued interest and penalties of $70.9 million and $45.2 million, respectively, principally consists of estimated federal and state income tax liabilities associated with acquired companies. Included in the December 31, 2007 interest accrual is $3.7 million associated with our adoption of FIN 48 on January 1, 2007. Any increases or decreases in the liabilities for unrecognized tax benefits associated with income tax uncertainties related to an acquired company will be reflected as an adjustment to goodwill recorded as part of the transaction.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the liability for unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$172.7
Additions based on tax positions related to the current year	8.5
Additions for tax positions of prior years	16.0
Reductions for tax positions of prior years	(2.3)
Reductions due to lapse of applicable statute of limitations	(2.5)

Balance at December 31, 2007	$192.4

Components of earnings before income taxes for the years ended December 31, are as follows (in thousands):

	2007	2006	2005

Domestic	$274,528	$348,532	$85,175
International	781,510	394,809	241,779

Total	$1,056,038	$743,341	$326,954

Components of the provision for income taxes for the years ended December 31, are as follows
(in thousands):

	2007	2006	2005

Current income tax expense
Federal	$28,264	$49,900	$3,379
Non-U.S.	37,433	20,254	10,547
State and local	2,652	14,096	921

Total Current	68,349	84,250	14,847

Deferred income tax (benefit) expense
Federal	(16,197)	(26,382)	5,726
Non-U.S.	16,747	(27,340)	6,319

Total Deferred	550	(53,722)	12,045

Total income tax expense	$68,899	$30,528	$26,892

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our TRSs, state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our income tax liabilities. During the years ended December 31, 2007, 2006 and 2005, we recognized $22.0 million, $11.1 million, and $2.3 million, respectively, of interest and penalties related to our unrecognized tax benefits. During the years ended December 31, 2007, 2006 and 2005, cash paid for income taxes was $35.9 million, $74.1 million and $17.5 million, respectively.

Deferred Income Taxes

Deferred income tax expense is generally a function of the period’s temporary differences, the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements for contributions to certain property funds.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our TRSs, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, will be reflected as an adjustment to goodwill. During 2007, we reduced deferred tax liabilities and goodwill by $16.3 million.

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2007	2006

Deferred income tax assets:
Net operating loss carryforwards(1)	$22,139	$13,759
Basis difference – real estate properties	8,060	8,132
AMT credit carryforward	786	796
Other – temporary differences	15,007	16,371

Total deferred income tax assets	45,992	39,058
Valuation allowance	(675)	(1,711)

Net deferred income tax assets	45,317	37,347

Deferred income tax liabilities:
Basis difference – real estate properties	(50,698)	(7,944)
Built-in gains – real estate properties	(29,802)	(47,621)
Basis difference – equity investees	(11,554)	(9,246)
Built-in gains – equity investees	(26,597)	(22,781)
Indemnification liabilities	(15,451)	(5,916)
Other – temporary differences	(18,835)	(25,527)

Total deferred income tax liabilities	(152,937)	(119,035)

Net deferred income tax liabilities	$(107,620)	$(81,688)

(1)	At December 31, 2007, we had net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of $53.4 million and various international jurisdictions of $0.7 million. If not utilized, the U.S. NOLs expire between 2022 and 2027 and the international NOLs expire in 2012.

Indemnification Agreements

We have indemnification agreements related to most property funds operating outside of the United States for the contribution of certain properties. We enter into agreements whereby we indemnify the funds, or our fund partners, for taxes that may be assessed with respect to certain properties we contribute to these funds. Our contributions to these funds are generally structured as contributions of shares of companies that own the real estate assets. Accordingly, the capital gains associated with the step up in the value of the underlying real estate assets, for tax purposes, are deferred and transferred to the funds at contribution. We have generally indemnified these funds to the extent that the funds: (i) incur capital gains or withholding tax as a result of a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) are required to grant a discount to the buyer of shares under a share transfer transaction as a result of the funds transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. The agreements generally limit the amount that is subject to our indemnification with respect to each property to 100% of the actual tax liabilities related to the capital gains that are deferred and transferred by us to the funds at the time of the initial contribution less any deferred tax assets transferred with the property.

In connection with our acquisition of MPR in 2007, we are no longer obligated under an indemnification we previously provided to ProLogis North American Properties Fund V and, accordingly, we recognized a deferred tax benefit of $6.3 million in 2007 for the reversal of the obligation. In 2006, we were previously obligated to the pre-IPO unitholders of PEPR under a tax indemnification agreement entered into in August 2003 and related to properties contributed to PEPR prior to its IPO. As we were no longer obligated for indemnification with respect to those properties, we recognized a deferred income tax benefit of $36.8 million related to the reversal of this obligation in 2006.

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related property fund or disposition of any properties by the property fund. As discussed above, two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements, which we have estimated as $15.5 million and $5.9 million at December 31, 2007 and 2006, respectively. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

8.	Discontinued Operations:

At December 31, 2007 and 2006, we had two and eight properties, respectively, that were classified as held for sale and, accordingly, the respective assets and liabilities are presented separately in our Consolidated Balance Sheets. The operations of the properties held for sale or disposed of to third parties, including land subject to ground leases, and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Earnings for all periods presented. Interest expense is included in discontinued operations if it is directly attributable to these properties.

Income attributable to discontinued operations is summarized as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Rental income	$12,095	$62,860	$65,178
Rental expenses	(3,495)	(26,140)	(23,171)
Depreciation and amortization	(2,896)	(11,535)	(16,739)
Interest expense	—	(874)	(1,077)

Income attributable to disposed properties and assets held for sale	$5,704	$24,311	$24,191

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following properties were disposed of and included in discontinued operations during each of the years ended December 31 (dollars in thousands):

	2007	2006	2005

Non-CDFS business assets:
Number of properties	75	74	64
Net proceeds from dispositions	$221,063	$531,969	$335,610
Net gains from dispositions	$52,776	103,729	$86,444
CDFS business assets:
Number of properties	5	15	8
Net proceeds from dispositions	$205,775	$245,500	$100,494
Net gains from dispositions	$28,721	$33,514	$10,616

In July 2005, we sold our temperature-controlled distribution assets in France. In connection with the sale, we received total proceeds of €30.8 million (the currency equivalent of approximately $36.6 million as of the sale date) including a note receivable of €23.9 million. The note was paid in full in January 2006. We recognized cumulative translation losses and impairment charges of $26.9 million in 2005 to reflect our investment in this business at its estimated fair value less costs to sell. These charges are included in Losses Related To Temperature-Controlled Distribution Assets in our Consolidated Statements of Earnings.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Distributions and Dividends:

The following summarizes the taxability of our common share distributions and preferred share dividends (taxability for 2007 is estimated):

	Years Ended December 31,
	2007	2006	2005

Per common share:
Ordinary income	$0.89	$0.95	$0.99
Qualified dividend	—	0.04	0.07
Capital gains	0.64	—	0.15
Return of capital	0.31	0.61	0.27

Total distribution	$1.84	$1.60	$1.48

Per preferred share – Series C:
Ordinary income	$2.47	$4.10	$3.49
Qualified dividend	—	0.17	0.24
Capital gains	1.80	—	0.54

Total dividend	$4.27	$4.27	$4.27

Per preferred share – Series F:
Ordinary income	$0.98	$1.62	$1.38
Qualified dividend	—	0.07	0.09
Capital gains	0.71	—	0.22

Total dividend	$1.69	$1.69	$1.69

Per preferred share – Series G:
Ordinary income	$0.98	$1.62	$1.38
Qualified dividend	—	0.07	0.09
Capital gains	0.71	—	0.22

Total dividend	$1.69	$1.69	$1.69

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

In December 2007, the Board approved an increase in the annual distribution for 2008 from $1.84 to $2.07 per common share. The payment of common share distributions is dependent upon our financial

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

condition and operating results and may be adjusted at the discretion of the Board during the year. A distribution of $0.5175 per common share for the first quarter of 2008 was declared on February 1, 2008. This distribution will be paid on February 29, 2008 to holders of common shares on February 15, 2008.

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

Our tax return for the year ended December 31, 2007 has not been filed. The taxability information presented for our distributions and dividends paid in 2007 is based upon the best available data. Our tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.

10.	Earnings Per Common Share:

We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Net earnings attributable to common shares	$1,048,917	$848,951	$370,747
Minority interest(1)	4,813	3,457	5,243

Adjusted net earnings attributable to common shares	$1,053,730	$852,408	$375,990

Weighted average common shares outstanding — Basic	256,873	245,952	203,337
Incremental weighted average effect of conversion of limited partnership units	5,078	5,198	5,540
Incremental weighted average effect of share options and awards(2)	5,275	5,702	4,836

Weighted average common shares outstanding — Diluted	267,226	256,852	213,713

Net earnings per share attributable to common shares — Basic	$4.08	$3.45	$1.82

Net earnings per share attributable to common shares — Diluted	$3.94	$3.32	$1.76

(1)	Includes only the minority interest related to the convertible limited partnership units, which are included in incremental shares.

(2)	Total weighted average potentially dilutive instruments outstanding (in thousands) were 10,098, 10,909 and 10,783 for 2007, 2006 and 2005, respectively. The majority of these were dilutive in all periods.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Real Estate:

Real Estate Assets

Real estate assets, including those properties pending contribution or sale, are presented at cost, and consist of the following (in thousands):

	December 31,
	2007	2006

Industrial distribution operating properties (1):
Improved land	$2,200,761	$2,207,318
Buildings and improvements	8,799,318	8,138,387
Retail operating properties (2):
Improved land	77,536	77,808
Buildings and improvements	250,884	227,380
Land subject to ground leases and other (3)	458,782	472,412
Properties under development, including cost of land (4)	1,986,285	964,842
Land held for development (5)	2,152,960	1,397,081
Other investments (6)	652,319	411,863

Total real estate assets	16,578,845	13,897,091
Less accumulated depreciation	1,368,458	1,264,227

Net real estate assets	$15,210,387	$12,632,864

(1)	At December 31, 2007 and 2006, we had 1,378 and 1,446 distribution operating properties consisting of 207.3 million square feet and 203.6 million square feet, respectively.

(2)	At December 31, 2007 and 2006, we had 31 and 27 retail operating properties consisting of 1.2 million square feet and 1.1 million square feet, respectively.

(3)	At December 31, 2007 and 2006, amount represents investments of $414.7 million and $422.7 million in land we own and lease to our customers under long-term ground leases, $7.9 million and $20.0 million in office properties and an investment of $36.2 million and $29.7 million in railway depots, respectively.

(4)	Properties under development consisted of 180 properties aggregating 48.8 million square feet at December 31, 2007 and 114 properties aggregating 30.0 million square feet at December 31, 2006. At December 31, 2007, our total expected investment upon completion of the properties under development is approximately $3.9 billion, of which $2.0 billion was incurred.

(5)	Land held for future development consisted of 9,351 and 6,204 acres of land or land use rights at December 31, 2007 and 2006, respectively.

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($94.5 million and $91.9 million at December 31, 2007 and 2006, respectively.); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; (v) cost of land use rights on operating properties in China; and (vi) costs related to our corporate office buildings.

At December 31, 2007, we directly owned real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden, and the United Kingdom) and Asia (China, Japan and South Korea).

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the last three years, we completed individual and portfolio acquisitions of industrial distribution properties, other than those discussed in Note 3 and Note 4, as follows (aggregated, dollars and square feet in thousands):

	Number of	Aggregate	Aggregate
	Properties	Square Feet	Purchase Price	Debt Assumed

2007	41	7,347	$351,639	$30,141
2006	74	13,529	$735,427	$87,919
2005	13	3,783	$170,744	$19,919

During the years ended December 31, 2007 and 2006, we recognized gains of $146.7 million and $81.5 million, respectively, in Gains Recognized on Dispositions of Certain Non-CDFS Business Assets in our Consolidated Statements of Earnings for properties contributed to the property funds (77 in 2007 and 39 in 2006), from our property operations segment. In addition, we recognized previously deferred proceeds related to non-CDFS properties sold to a third party by a property fund. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized include only the portion attributable to the third party ownership in the property funds that acquired the properties. No gains were recognized in 2005.

Included in other expenses for the year ended December 31, 2007, are impairment charges of $13.3 million related primarily to certain properties held and used in our property operations segment.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 2.6% and 19.7%, respectively, of our annualized collected base rents at December 31, 2007. At December 31, 2007, minimum lease payments on leases with lease periods greater than one year for space in our operating properties, excluding properties held for sale, and including leases of land under ground leases, during each of the years in the five-year period ending December 31, 2012 and thereafter are as follows (in thousands):

2008	$733,723
2009	626,373
2010	520,116
2011	405,315
2012	291,631
Thereafter	1,390,902

$3,968,060

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and excludes reimbursements of property operating expenses. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $217.8 million, $180.0 million and $113.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are included as rental income and operating expenses in the accompanying Consolidated Statements of Earnings.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Other Assets and Other Liabilities:

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2007	2006

Goodwill	$530,760	$254,192
Value added taxes receivable	287,659	215,712
Leasing commissions	135,662	139,225
Rent leveling assets and above market leases	100,263	105,478
Fixed assets	72,509	28,623
Non-qualified savings plan assets	53,113	48,579
Loan fees	40,954	35,715
Other	168,813	170,700

Totals	$1,389,733	$998,224

Our other liabilities consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2007	2006

Income tax liabilities	$192,403	$160,929
Deferred income taxes	107,620	81,688
Tenant security deposits	94,483	79,378
Accrued disposition costs	90,998	33,009
Value added taxes payable	73,896	34,896
Unearned rents	55,073	40,788
Non-qualified savings plan liabilities	41,558	37,180
Below market leases	12,015	18,155
Other	101,362	60,106

Totals	$769,408	$546,129

The leasing commissions, rent leveling asset and above market leases, net of below market leases, total $223.9 million at December 31, 2007, and are expected to be amortized as follows (in thousands):

	Amortization	Net Charge to
	Expense	Rental Income

2008	$48,477	$12,339
2009	26,798	9,287
2010	21,614	13,470
2011	17,422	12,390
2012	11,616	9,945
Thereafter	9,735	30,817

Total	$135,662	$88,248

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Debt:

Our debt consisted of the following as of December 31 (in thousands):

	2007	2006

Unsecured lines of credit	$1,955,138	$2,462,796
Senior and other unsecured debt	4,891,106	4,445,092
Convertible notes	2,332,905	—
Secured debt	1,294,809	1,445,021
Assessment bonds	32,110	33,977

Totals	$10,506,068	$8,386,886

Unsecured Lines of Credit

We have a Global Line, which was amended and increased in June 2006. Our Global Line commitment fluctuates in U.S. dollars based on the underlying currencies and was $3.7 billion at December 31, 2007. The funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. Based on our public debt ratings, interest on the borrowings under the Global Line primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (3.2% per annum at December 31, 2007 based on a weighted average using local currency rates). The majority of the Global Line matures in October 2009, however it contains provisions for an extension, at our option subject to certain conditions, to October 2010. The renminbi tranche accrues interest based upon the People’s Bank of China rate and matures in May 2009. In addition, we also have other credit facilities with total commitments of $70.6 million at December 31, 2007.

Our lines of credit borrowings are summarized below (dollars in millions):

	Years Ended December 31,
	2007	2006	2005

Weighted average daily interest rate	3.43%	3.03%	2.77%
Borrowings outstanding at December 31	$1,955.1	$2,462.8	$1,850.1
Weighted average daily borrowings	$2,519.9	$2,294.7	$1,278.2
Maximum borrowings outstanding at any month end	$2,994.2	$2,760.8	$1,850.1
Aggregate borrowing capacity of all lines of credit at December 31	$3,745.7	$3,529.3	$2,589.9
Outstanding letters of credit under the lines of credit	$148.2	$129.1	$98.0
Aggregate remaining capacity available to us on all lines of credit at December 31	$1,642.4	$937.4	$641.8

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Senior and Other Unsecured Debt

The senior and other unsecured debt outstanding at December 31, 2007 are summarized as follows
(dollars in thousands):

	Principal	Coupon
Maturity Date	Balance	Rate

Senior unsecured debt:
April 15, 2008 (1)	$250,000	7.10%
May 15, 2008 (1)	25,000	7.95%
March 1, 2009 (2)	37,500	8.72%
May 15, 2009 (2)	18,750	7.88%
August 24, 2009 (1)(3)	250,000	floating
November 15, 2010 (1)	500,000	5.25%
April 1, 2012 (1)(4)	450,000	5.50%
March 1, 2013 (1)	300,000	5.50%
February 1, 2015 (5)	100,000	7.81%
March 1, 2015 (6)	50,000	9.34%
November 15, 2015 (1)	400,000	5.63%
April 1, 2016 (1)(4)	400,000	5.75%
May 15, 2016 (7)	50,000	8.65%
November 15, 2016 (1)(8)	550,000	5.63%
July 1, 2017 (1)	100,000	7.63%

Total senior unsecured debt	3,481,250
Other unsecured debt:
July 31, 2008 (1)(9)	17,387	floating
December 19, 2008 (1)(10)	264,191	floating
October 6, 2009 (1)(11)	609,223	floating
November 20, 2009 (1)	25,000	7.30%
April 13, 2011 (1)(12)	504,560	4.38%

Total other unsecured debt	1,420,361

Total par value	$4,901,611
Less: discount, net	10,505

Total principal balance, net	$4,891,106

(1)	Principal due at maturity.

(2)	Annual principal payments ranging from $9.4 million to $18.8 million are due through 2009.

(3)	On August 24, 2006, we issued $250.0 million of senior notes that bear interest at a variable rate based on LIBOR plus a margin (5.28% at December 31, 2007).

(4)	On March 27, 2006, we issued $450.0 million of 5.5% senior notes and $400.0 million of 5.75% senior notes.

(5)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $10.0 million to $20.0 million.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $5.0 million to $12.5 million.

(7)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $5.0 million to $12.5 million.

(8)	On November 14, 2006, we issued $550.0 million of 5.625% senior notes.

(9)	In July 2007, we entered into a new senior credit facility based in renminbi. Borrowings under this facility bear interest at the rate established by the Chinese government. As of December 31, 2007, we had available capacity to borrow 87.0 million renminbi ($11.9 million) under this facility.

(10)	In December 2007, we issued ¥29.6 billion in TMK bonds that bear interest at a variable rate based upon the Tokyo interbank offered rate plus a margin (1.205% at December 31, 2007). TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. TMK bonds are not secured by properties, but do contain negative pledge security restrictions on the TMK’s ability to incur additional debt or to use property associated with the loan as security for another loan. The net proceeds were used to repay borrowings under our Global Line. These bonds will be assumed by ProLogis Japan Properties Fund II when we contribute the related properties to the property fund.

(11)	In February 2007 in connection with the Parkridge acquisition, as discussed in Note 3, we entered into a new multi-currency senior credit facility. This facility fluctuates in U.S. dollars based on the underlying currencies and the funds may be drawn in U.S. dollar, euro, Japanese yen and British pound sterling. Borrowings under this facility bear interest at a variable rate based upon the interbank offered rate in each respective jurisdiction issued in Europe plus a margin (5.22% at December 31, 2007). The facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. As of December 31, 2007, we had no available capacity to borrow under this facility.

(12)	Represents €350.0 million senior notes.

Our obligations under the senior notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually.

We have designated the senior notes, the Global Line and certain other unsecured debt as “Designated Senior Debt” under and as defined in the Amended and Restated Security Agency Agreement dated as of October 6, 2005 (the “Security Agency Agreement”) among various creditors (or their representatives) and Bank of America, N.A., as Collateral Agent. The Security Agency Agreement provides that all Designated Senior Debt holders will, subject to certain exceptions and limitations, have the benefit of certain pledged intercompany receivables and share payments and other recoveries received post default/post acceleration so that all Designated Senior Debt holders receive payment of substantially the same percentage of their respective credit obligations.

All of the senior and other unsecured debt, except for the $250.0 million floating rate notes due August 24, 2009, are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and a trust deed.

Convertible Notes

On March 26, 2007, in a private placement, we issued $1.25 billion aggregate principal amount of 2.25% convertible senior notes due 2037, including the exercise of an over-allotment option. On November 1, 2007, we issued $1.12 billion aggregate principal amount of 1.875% convertible senior notes due 2037, including the exercise of an over-allotment option. We refer to both of these issuances as “Convertible Notes”. We used the net proceeds of approximately $2.33 billion, after underwriter’s discounts, to repay a portion of the outstanding

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance under our Global Line to repay our 7.25% senior notes that matured in November 2007 and for general corporate purposes.

The Convertible Notes are senior unsecured obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a conversion rate per $1,000 of principal amount of the notes of 13.0576 shares for the March 2007 issuance and 12.1957 shares for the November 2007 issuance. The initial conversion price represents a 20% premium over the closing price of our common shares at the date of first sale ($76.58 for the March 2007 issuance and $82.00 for the November 2007 issuance). The notes are redeemable at our option beginning in 2012 for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the notes have the right to require us to repurchase their notes every five years beginning in 2012 and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2012 in the schedule of debt maturities below.

While we have the legal right to settle the conversion in either cash or shares, we intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the conversion rates, 30.0 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. When the Conversion Spread becomes dilutive to our earnings per share, (i.e., when our share price exceeds $76.58 for the March issuance and $82.00 for the November issuance) we will include the shares in our computation of diluted earnings per share. The conversion option associated with the notes, when analyzed as a free standing instrument, meets the criteria under the Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock”, and therefore, we have accounted for the debt as a single instrument and not bifurcated the derivative instrument. See Note 1 for information on a proposed accounting pronouncement that, if issued in its current form, would impact our accounting for the Convertible Notes.

Secured Debt

Our secured debt outstanding at December 31, 2007 includes any premium or discount recorded at acquisition and consisted of the following (dollars in thousands):

				Balloon
		Periodic		Payment
	Interest	Payment	Principal	Due at
Maturity Date	Rate(1)	Date	Balance	Maturity

November 11, 2008	5.96%	(2)	$63,090	$60,646
November 11, 2008	6.01%	(2)	287,694	$276,065
April 1, 2012	7.05%	(2)	244,460	$196,462
August 1, 2015	5.47%	(2)	133,484	$111,690
April 12, 2016	7.25%	(2)	208,083	$149,917
April 1, 2024	7.58%	(2)	195,019	$127,187
Various	(3)	(3)	162,979	(3)

Total secured debt (4)			$1,294,809

(1)	The weighted average annual interest rate for total secured debt was 6.59% for the year ended December 31, 2007.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)	Monthly amortization with a balloon payment due at maturity.

(3)	Includes 16 mortgage notes with interest rates ranging from 4.12% to 7.23%, maturing from 2008 to 2025, primarily requiring monthly amortization with a balloon payment at maturity. The combined balloon payment for all of the notes is $144,418,000.

(4)	Debt is secured by 254 real estate properties with an aggregate undepreciated cost of $2.9 billion at December 31, 2007.

Assessment Bonds

The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $1.0 billion at December 31, 2007. Interest rates range from 4.75% per annum to 8.75% per annum. Maturity dates range from 2009 to 2033.

Debt Covenants

Under the terms of certain of our debt agreements, we are subject to various financial covenants relating to leverage ratios, fixed charge and debt service coverage ratios, investments and indebtedness to total asset value ratios, minimum consolidated net worth and restrictions on distributions and redemptions. In 2005, in connection with the issuance of senior notes, we modified certain financial and operating covenants under the indenture governing the notes. These notes, and all senior notes issued subsequently, are subject to the existing covenants until all senior notes outstanding prior to November 2, 2005 are repaid, at which time the remaining senior notes will be subject to the modified covenants. As of December 31, 2007, we were in compliance with all of our debt covenants.

Long-Term Debt Maturities

Principal payments due on our debt, excluding unsecured lines of credit, during each of the years in the five-year period ending December 31, 2012 and thereafter are as follows (in thousands):

2008	$963,535
2009	962,400
2010	559,364
2011	554,204
2012	3,081,266
Thereafter	2,428,762

Total principal due	8,549,531
Add: premium, net	1,399

Total carrying value	$8,550,930

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense

Interest expense includes the following components (in thousands):

	Years Ended December 31,
	2007	2006	2005

Gross interest expense	$490,689	$397,888	$239,832
Amortization of (premium) discount, net	(7,797)	(13,861)	(3,980)
Amortization of deferred loan costs	10,555	7,673	5,595

	493,447	391,700	241,447
Less: capitalized amounts	125,382	97,297	63,885

Net interest expense	$368,065	$294,403	$177,562

The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2007, 2006 and 2005 was $356.8 million, $288.2 million, and $168.0 million, respectively.

14.	Shareholders’ Equity:

Shares Authorized

At December 31, 2007, 375.0 million shares were authorized to be issued. The Board may, without shareholder approval, increase the number of authorized shares and may classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Shares

In February 2007 and September 2005, we issued 4.8 million and 55.9 million common shares in connection with the Parkridge acquisition and Catellus Merger, respectively (see Note 3).

We sell and/or issue common shares under various common share plans, including share-based compensation plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allows holders of common shares to automatically reinvest distributions and certain holders and persons who are not holders of common shares to purchase a limited number of additional common shares by making optional cash payments, without payment of any brokerage commission or service charge. Common shares that are acquired under the 1999 Dividend Reinvestment Plan through reinvestment of distributions are acquired at a price ranging from 98% to 100% of the market price of such common shares, as we determine.

•	Controlled Equity Offering Program: Allows us to sell up to 15 million common shares through one designated agent who earns a fee up to 2.25% of the gross proceeds, as agreed on a transaction-by-transaction basis. No shares were issued under this plan in 2007.

•	The Incentive Plan and Outside Trustees Plan: Certain of our employees and outside trustees participate in these share-based compensation plans that provide compensation, generally in the form of common shares. See Note 5 for additional information on these plans.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees may purchase common shares, through payroll deductions only, at a discounted price of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

85% of the market price of the common shares. The aggregate fair value of common shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of common shares that may be issued under the Employee Share Plan may not exceed 5.0 million common shares. As of December 31, 2007, we have approximately 4.8 million shares available under this plan.

Under the plans discussed above, we issued shares and received proceeds as follows (in thousands):

	2007		2006		2005
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds

1999 Dividend Reinvestment Plan	66	$4,145	69	$3,738	412	$16,197
Controlled Equity Offering Program	—	—	5,383	320,786	225	8,267
Incentive Plan and Outside Trustees Plan	1,781	31,151	1,460	31,350	1,425	17,664
Employee Share Plan	44	2,140	39	1,643	30	1,019

Total	1,891	$37,436	6,951	$357,517	2,092	$43,147

Limited partnership units were redeemed into 128,000 common shares in 2007, 180,000 common shares in 2006, and 11,000 common shares in 2005 (see Note 6).

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

Preferred Shares

At December 31, 2007, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares”, and “Series G Preferred Shares”). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of our other capital shares, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with the other series of preferred shares.

Our preferred shares outstanding at December 31, 2007 are summarized as follows:

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On June 8, 2007, Jeffrey H. Schwartz, our Chief Executive Officer, converted limited partnership units, in the limited partnerships in which we own a majority interest and consolidate, into 128,000 of our common shares. See Note 6 for more information regarding these partnerships in North America. Please also see Note 4 for a discussion of transactions between us and the property funds.

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

Credit risk is the risk that one of the parties to a derivative contract fails to perform or meet their financial obligation under the contract. We do not obtain collateral to support financial instruments subject to credit risk but we monitor the credit standing of the counterparties, primarily global commercial banks. We do not anticipate non-performance by any of the counterparties to our derivative contracts. However, should a counterparty fail to perform, we could incur a financial loss to the extent of the positive fair market value of the derivative contracts.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity in our derivative contracts for the years ended December 31, 2007, 2006 and 2005 (in millions):

	Foreign Currency	Foreign Currency	Interest
	Put Options (1)	Forwards (2)	Rate Swaps (3)

Notional amounts at January 1, 2005	$—	$—	$50.0
New contracts	98.0	669.5	650.0
Matured or expired contracts	(98.0)	(669.5)	(700.0)

Notional amounts at December 31, 2005	—	—	—
New contracts	169.3	900.3	350.0
Matured or expired contracts	(114.6)	(239.3)	(350.0)

Notional amounts at December 31, 2006	54.7	661.0	—
New contracts	—	2,637.2	959.2
Matured or expired contracts	(54.7)	(2,937.5)	(959.2)

Notional amounts at December 31, 2007	$—	$360.7	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euros, pounds sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through earnings at the end of each period. On various put option contracts, we recognized no expense in 2007, net expense of $1.5 million in 2006 and net gains of $3.6 million in 2005, which includes mark-to-market gains or losses.

(2)	The forward currency forward contracts were designed to manage the foreign currency fluctuations of intercompany loans denominated in a currency other than the entity’s functional currency and not deemed to be a long-term investment. The foreign currency forward contracts allowed us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. These contracts were not designated as hedges, were marked-to-market through earnings and were substantially offset by the remeasurement gains and losses recognized on the intercompany loans. We recognized net losses of $95.9 million and $13.3 million in 2007 and 2006, respectively and a net gain of $6.1 million in 2005, including mark-to-market gains or losses. These losses/gains were substantially offset by the net gains recognized on the remeasurement and settlement of the related intercompany loans of $73.8 million, $34.9 million and $10.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR (see Note 4). These contracts allowed us to buy Australian dollars at a fixed exchange rate to the U.S. dollar. Derivative instruments used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment and are marked-to-market through earnings in Foreign Currency Exchange Gains, Net. The contracts settled in July 2007 in connection with the completed acquisition and resulted in the recognition of a net gain of $26.6 million in earnings for the year ended December 31, 2007.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	During 2007, 2006 and 2005, we entered into several contracts with total notional amounts of $959.2 million, $350.0 million, and $650.0 million, respectively, associated with an anticipated debt issuance.

•	In 2006 and 2005, all of these contracts were designated as cash flow hedges and qualified for hedge accounting treatment, which allowed us to fix a portion of the interest rate associated with the issuance of senior notes (see Note 13). All of the contracts were settled as of December 31, 2006 and we recognized a decrease in value of $13.1 million and an increase in value of $20.7 million associated with these contracts in other comprehensive income as of December 31, 2006 and 2005, respectively. The amount in other comprehensive income related to these contracts is being amortized as an increase to interest expense as interest payments are made on the senior notes.

•	In February 2007, we entered into contracts with an aggregate notional amount of $500.0 million associated with a future debt issuance. All of these contracts were designated as cash flow hedges, qualified for hedge accounting treatment and allowed us to fix a portion of the interest rate associated with the anticipated issuance of senior notes. In March 2007, in connection with the issuance of the convertible notes (see Note 13), we unwound the contracts, recognized a decrease in value of $1.4 million associated with these contracts in other comprehensive income in shareholders’ equity and began amortizing as an increase to interest expense as interest payments are made on the senior notes.

•	In June 2007, we entered into a contract with a notional amount of $188.0 million, which represented our share of future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund III. This contract was transferred into the fund at formation, qualifies for hedge accounting treatment by the fund and any future changes in value will be recognized in other comprehensive income within equity of the fund. We guarantee the property fund’s performance on this contract. See Note 4 for additional information on these contracts.

•	In June 2007, we entered into contracts with an aggregate notional amount of $271.2 million associated with future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund II. These contracts did not qualify for hedge accounting treatment by us and were marked-to-market resulting in additional interest expense of $0.8 million for the year ended December 31, 2007. These contracts were transferred to ProLogis North American Industrial Fund II following the establishment of the fund, at which time the contracts qualified for hedge accounting treatment by the fund and any future changes in value will be recognized in other comprehensive income within equity of the fund. See Note 4 for additional information on these contracts.

We amortized a net amount of $0.1 million, related to the above forward-starting interest rate swap contracts, from other comprehensive income as a reduction to interest expense during 2007 and we will amortize a total of $0.1 million as a reduction to interest expense during 2008.

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

At December 31, 2007 and 2006, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or due to the recent acquisition of these items. Similarly, the carrying values of the lines of credit balances outstanding

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

approximate their fair values as of those dates since the interest rates on the lines of credit are based on current market rates. At December 31, 2007 and 2006, the fair value of our senior and other unsecured debt, convertible notes, secured debt and assessment bonds have been estimated based upon quoted market prices for the same or similar issues or by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities. The differences in the fair value of our debt from the carrying value in the table below are the result of differences in the interest rates that were available to us at December 31, 2007 and 2006 from the interest rates that were in effect when the debt was issued or acquired. The senior notes and many of the issues of secured debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.

The fair value of our derivative financial instruments represents the amount at which they could be settled, based on quoted market prices or estimates obtained from brokers or dealers. After January 1, 2008, SFAS 157 changes the definition of fair value and fair value will no longer equal where the hedges could be settled. As we mark our derivative financial instruments to market at each reporting period, their fair values are the same as their carrying values. At December 31, 2007 and 2006, the carrying value of the foreign currency put options and forward contracts are reflected as components of other assets and other liabilities, respectively.

The following table reflects the carrying amounts and estimated fair values of our financial instruments
(in thousands):

	December 31,
	2007		2006
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Senior and other unsecured debt	$4,891,106	$4,834,053	$4,445,092	$4,507,182
Convertible notes	2,332,905	2,249,341	—	—
Secured debt	1,294,809	1,283,779	1,445,021	1,497,790
Assessment bonds	32,110	31,473	33,977	34,495

Total debt	$8,550,930	$8,398,646	$5,924,090	$6,039,467

Derivative financial instruments:
Foreign currency forwards	$773	$773	$(15,664)	$(15,664)
Foreign currency put options	—	—	249	249

Total derivative financial instruments	$773	$773	$(15,415)	$(15,415)

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Commitments and Contingencies:

Environmental Matters

A majority of the properties we acquire are subjected to environmental reviews either by us or by the predecessor owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. In connection with the Catellus Merger, we acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects, to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure. As of December 31, 2007, we had approximately $165.6 million outstanding under such arrangements.

At December 31, 2007, we had made debt guarantees to certain of our unconsolidated investees that, based on the investee’s outstanding balance, totaled $28.3 million.

We may be required to make additional capital contributions to certain of our unconsolidated investees should additional capital contributions be necessary to fund development costs or operation shortfalls. In addition, to the extent a property fund acquires properties from a third party, we may be required to contribute our proportionate share of the equity component in cash to the property fund. See Note 4.

From time to time we enter into Special Limited Contribution Agreements (“SLCA”) in connection with certain contributions of properties to certain of our property funds. Under the SLCAs, we are obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which we believe to be remote. Specifically, we would be required to make an additional capital contribution to the property fund if the property fund is in default on third-party debt, the default remains uncured, and the third-party lender does not receive a specified minimum level of repayment after pursuing all contractual and legal remedies against the property fund. To the extent that a third-party lender receives repayment of principal and to the extent that the property fund liquidates its assets to satisfy any remaining repayment deficit, our obligations under the SLCA are reduced on a dollar-for-dollar basis. Our potential obligations under the respective SLCAs, as a percentage of the undepreciated book value of the assets in the property funds, range from 5% to 48%. Given the respective year-end capital structures of the various funds impacted by SLCAs and structural provisions within the SLCAs, we estimate that the minimum level of fund devaluation required to trigger an SLCA liability ranges between 95% and 35% of fund value. We believe that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is generally remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. The potential obligations under the SLCAs aggregate $1.2 billion at December 31, 2007 and the combined value of the assets in the property fund that are subject to the provisions of the SLCAs was approximately $6.3 billion at December 31, 2007. Based on our assessment of the probability and range of loss, we have estimated the fair value and recognized a liability of $1.3 million related to our potential obligations at December 31, 2007.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2007, $9.1 million of Community Facility District bonds were outstanding that were originally issued to finance public infrastructure improvements at one of our development projects. We are required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project are insufficient. As of December 31, 2007, we have not been required to, nor do we expect to be required to, satisfy any shortfall in annual debt service obligation for these bonds other than through our payment of normal project and special district taxes.

18.	Business Segments:

We have three reportable business segments:

•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are all reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Sweden and the United Kingdom) and Asia (China, Japan, and South Korea).

•	Investment management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds, if any. We utilize our leasing and property management expertise to efficiently manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Japan and South Korea).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to contributing to a property fund. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Earnings and Comprehensive Income. In addition, we occasionally acquire a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Earnings. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales and gains on the disposition of land parcels, including land subject to ground leases. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and in Asia (China, Japan and South Korea).

We have other operating segments that do not meet the threshold criteria to disclose as a reportable segment, primarily the management of land subject to ground leases in the United States. Each ground lease is considered to be an individual operating segment.

The assets of the CDFS business segment generally include properties under development, land held for development and our investments in and advances to CDFS joint ventures. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses are included in the property operations segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included in the income of the CDFS business segment. The assets of the investment management segment include our investments in and advances to the unconsolidated property funds.

We present the operations and net gains associated with properties sold to third parties generally as discontinued operations. In addition, as of December 31, 2007, we had two properties classified as held for sale, whose operations are included in discontinued operations. Accordingly, the operations of all of these properties are excluded from the segment presentation. See Note 8.

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

	Years Ended December 31,
	2007	2006	2005

Revenues (1):
Property operations (2):
North America	$860,795	$805,871	$551,350
Europe	114,218	35,619	10,334
Asia	48,627	31,903	12,904

Total property operations segment	1,023,640	873,393	574,588

Investment management (3):
North America	64,325	117,532	56,348
Europe	104,665	167,227	44,002
Asia	30,182	20,225	12,662

Total investment management segment	199,172	304,984	113,012

CDFS business (4):
North America	2,887,183	549,181	291,750
Europe	1,494,320	451,154	383,179
Asia	662,016	385,630	503,444

Total CDFS business segment	5,043,519	1,385,965	1,178,373

Total segment revenue	6,266,331	2,564,342	1,865,973
Other – North America	44,225	36,809	9,764
Reconciling item (5)	(105,890)	(154,759)	(58,530)

Total revenues	$6,204,666	$2,446,392	$1,817,207

Net operating income:
Property operations (6):
North America	$623,675	$601,266	$403,290
Europe	74,950	18,865	561
Asia	38,663	28,315	10,696

Total property operations segment	737,288	648,446	414,547

Investment management (3):
North America	64,325	117,532	56,348
Europe	104,665	167,227	44,002
Asia	30,182	20,225	12,662

Total investment management segment	199,172	304,984	113,012

CDFS business (7)(8):
North America	257,162	176,699	70,250
Europe	284,423	108,079	71,329
Asia	248,329	94,707	111,029

Total CDFS business segment	789,914	379,485	252,608

Total segment net operating income	1,726,374	1,332,915	780,167
Other – North America	29,393	22,535	7,560
Reconciling items:
Earnings from other unconsolidated investees	7,794	5,729	750
General and administrative expenses	(204,558)	(153,516)	(118,166)
Depreciation and amortization expense	(308,971)	(286,807)	(186,605)
Other expenses	(443)	(459)	(650)
Interest expense	(368,065)	(294,403)	(177,562)
Interest and other income, net	25,935	18,248	10,724

Total reconciling items	(848,308)	(711,208)	(471,509)

Total earnings before minority interest	$907,459	$644,242	$316,218

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2007	2006

Assets (9):
Property operations (10):
North America (11)	$7,971,582	$7,953,685
Europe	1,900,327	1,295,207
Asia	898,375	633,623

Total property operations segment	10,770,284	9,882,515

Investment management (12):
North America	818,025	416,909
Europe	653,076	430,761
Asia	284,012	134,170

Total investment management segment	1,755,113	981,840

CDFS business (13):
North America	1,596,659	1,312,883
Europe (11)	2,977,334	1,456,064
Asia	1,143,062	802,464

Total CDFS business segment	5,717,055	3,571,411

Total segment assets	18,242,452	14,435,766

Other – North America	636,073	488,987
Reconciling items:
Investments in and advances to other unconsolidated investees	106,683	114,547
Cash and cash equivalents	418,991	475,791
Accounts and notes receivable	100,956	129,880
Other assets	199,272	201,396
Discontinued operations – assets held for sale	19,607	57,158

Total reconciling items	845,509	978,772

Total assets	$19,724,034	$15,903,525

(1)	Includes revenues attributable to the United States for the years ended December 31, 2007, 2006 and 2005 of $3,574.2 million, $1,421.9 million and $845.3 million, respectively.

(2)	Includes rental income of our distribution and retail properties.

(3)	Includes investment management fees and incentive returns and our share of the earnings or losses recognized under the equity method from our investment in unconsolidated property funds along with interest earned on advances to the property funds, if any.

(4)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures.

(5)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings.

(6)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(7)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions, and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures, offset

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

(8)	Excludes a net gain of $28.7 million, $33.5 million and $10.6 million for the years ended December 31, 2007, 2006 and 2005, respectively, associated with CDFS properties sold to third parties and presented as discontinued operations in our Consolidated Statements of Earnings. See Note 8.

(9)	Includes long-lived assets attributable to the United States as of December 31, 2007 and 2006 of $9.2 billion and $8.8 billion, respectively.

(10)	Includes properties that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or sale to a third party, as follows (in thousands):

	December 31, 2007		December 31, 2006
	Number of		Number of
	Properties	Investment	Properties	Investment

North America	90	$996,384	114	$1,190,706
Europe	100	1,815,431	69	1,273,314
Asia	59	790,046	22	596,981

Total	249	$3,601,861	205	$3,061,001

(11)	Goodwill of $177.4 million and $193.7 million as of December 31, 2007 and 2006, respectively, was attributable to the property operations segment and $345.8 million and $53.8 million as of December 31, 2007 and 2006, respectively, was attributable to the CDFS business segment.

(12)	Represents our investments in and advances to the property funds.

(13)	Primarily includes land held for development, properties under development, other real estate investments, investments in CDFS joint ventures, and notes receivable related to asset dispositions.

19.	Supplemental Cash Flow Information:

Non-cash investing and financing activities for the years ended December 31, 2007, 2006 and 2005 are as follows:

•	We received $351.3 million, $128.0 million and $74.5 million of equity interests in property funds from the contribution of properties to these property funds during 2007, 2006 and 2005, respectively. In 2007, in connection with these contributions, we recognized $51.6 million in liabilities for remaining obligations we may have associated with the contributed properties.

•	In connection with the acquisition of all of the units in MPR in July 2007 (see Note 4), we assumed $828.3 million of debt and reallocated our equity investment of $47.7 million to assets acquired.

•	As a result of the conversion by Citigroup of its convertible loan into equity of ProLogis North American Industrial Fund II in August 2007, we now own 36.9% of the equity of the property fund and account for our investment under the equity method of accounting. This was accounted for as a disposition of $2.0 billion of real estate assets and $1.9 billion of associated debt in exchange for an equity investment of $219.1 million and the recognition of a gain.

•	We capitalized portions of the total cost of our share-based compensation awards of $10.8 million, $8.4 million and $4.6 million to the investment basis of our real estate and other assets during the years ended December 31, 2007, 2006, and 2005, respectively.

•	We assumed $27.3 million, $141.6 million, and $35.0 million of secured debt in 2007, 2006 and 2005, respectively, and operating receivables and liabilities of $19.0 million and $22.6 million, respectively, in 2006 in connection with the acquisition of properties.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	During the year ended December 31, 2007, we recorded $27.8 million of minority interest liabilities associated with investments made during this period in entities, which we consolidate and own less that 100%.

•	We settled $4.4 million, $6.5 million and $0.1 million of minority interest liabilities with the conversion of limited partnership units into 128,000 common shares, 180,000 common shares and 11,000 common shares in 2007, 2006 and 2005, respectively.

•	We recognized $18.8 million and $115.8 million in gains and $67.8 million in losses in our Accumulated Other Comprehensive Income related to foreign currency translation and derivative activity in 2007, 2006 and 2005, respectively.

•	In 2006 we received 3.9 million ordinary units in PEPR, valued at $68.6 million, representing the initial allocation of an incentive return we earned as manager of the property fund. See Note 4 for further discussion of this transaction.

•	As partial consideration for properties we contributed in 2006 to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings. See Note 4 for further discussion of this transaction.

•	In connection with the purchase in 2006 of the 80% ownership interests held by our fund partner in Funds II-IV, we assumed $418.0 million of secured debt (which was later assumed by the North American Industrial Fund). See Note 4 for further discussion of this transaction.

•	As partial consideration for certain property contributions, we received: (i) $1.9 million and $32.6 million in the form of notes receivable from ProLogis North American Properties Fund V in 2006 and 2005, respectively, (all of which has been repaid); (ii) a $50.9 million note from a third party in 2005 (which was repaid during 2006); and (iii) the assumption of an outstanding mortgage note in the amount of $14.5 million from ProLogis North American Properties Fund VII in 2005.

•	As partial consideration for the sale of a property, a third party assumed an outstanding mortgage note in the amount of $42.9 million in 2006.

See also the discussion of the Parkridge acquisition and the Catellus Merger Note 3, the MPR transaction in Note 4 and the discussion of FIN 48 and other income tax matters in Note 7.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Selected Quarterly Financial Data (Unaudited):

Selected quarterly 2007 and 2006 data (in thousands, except per share amounts) is summarized in the table below. The amounts have been restated from previously disclosed amounts due to the disposal of properties in 2007 and 2006 whose results of operations were reclassified to discontinued operations in our Consolidated Statements of Earnings:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2007:
Total revenues	$955,860	$988,105	$3,460,828	$799,873

Operating income	$319,969	$298,146	$348,610	$169,180

Earnings from continuing operations	$226,854	$363,744	$297,955	$98,586

Net earnings attributable to common shares	$236,091	$400,104	$299,444	$113,278

Net earnings per share attributable to common shares — Basic (1)	$.93	$1.56	$1.16	$.44

Net earnings per share attributable to common shares — Diluted (1)	$.89	$1.50	$1.12	$.43

2006:
Total revenues	$571,575	$680,353	$575,000	$619,464

Operating income	$165,729	$168,474	$172,177	$253,529

Earnings from continuing operations	$162,344	$124,092	$120,967	$305,410

Net earnings attributable to common shares	$183,159	$168,397	$166,305	$331,090

Net earnings per share attributable to common shares — Basic (1)	$.75	$.69	$.68	$1.33

Net earnings per share attributable to common shares — Diluted (1)	$.72	$.66	$.65	$1.28

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and to the change in the number of common shares outstanding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
  ProLogis:

Under date of February 27, 2008, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
February 27, 2008

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Industrial Operating Properties (d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(e)	5,582	3,047	26,259	6,275	28,613	34,888	(11,428)	1996, 1997
Atlanta West Distribution Center	18	(e)	10,336	48,444	14,253	10,147	62,886	73,033	(20,246)	1994, 1996, 2005, 2006
Berkeley Lake Distribution Center	1		2,178	8,712	170	2,200	8,860	11,060	(352)	2006
Buford Distribution Center (d)	1		1,487	—	4,805	1,487	4,805	6,292	—	2007
Cedars Distribution Center	1		1,366	7,739	2,991	1,692	10,404	12,096	(3,233)	1999
Douglas Hill Distribution Center	5		16,647	46,825	30,586	16,647	77,411	94,058	(4,660)	2005, 2006
Greenwood Industrial Park (d)	1		3,989	—	21,273	3,989	21,273	25,262	—	2006
Horizon Distribution Center	1		2,846	11,385	148	2,846	11,533	14,379	(455)	2006
International Airport Industrial Center	9		2,939	14,146	7,679	2,972	21,792	24,764	(9,541)	1994, 1995
LaGrange Distribution Center	1		174	986	718	174	1,704	1,878	(929)	1994
Midland Distribution Center	1		1,919	7,679	486	1,919	8,165	10,084	(314)	2006
New Manchester Distribution Center (d)	1		3,323	13,334	—	3,323	13,334	16,657	—	2007
Northeast Industrial Center	3		841	4,744	2,153	782	6,956	7,738	(3,381)	1996
Northmont Industrial Center	1		566	3,209	977	566	4,186	4,752	(2,031)	1994
Peachtree Commerce Business Center	5		1,519	7,253	1,955	1,519	9,208	10,727	(2,839)	1994, 2006
Piedmont Court Distribution Center	2		885	5,013	2,499	885	7,512	8,397	(3,567)	1997
Plaza Industrial Center	1		66	372	260	66	632	698	(268)	1995
Pleasantdale Industrial Center	2		541	3,184	1,143	541	4,327	4,868	(2,047)	1995
Riverside Distribution Center	3		2,533	13,336	2,978	2,556	16,291	18,847	(4,911)	1999
South Royal Distribution Center	1		356	2,019	111	356	2,130	2,486	(386)	2002
Tradeport Distribution Center	3	(e)	1,464	4,563	7,008	1,479	11,556	13,035	(5,301)	1994, 1996
Weaver Distribution Center	2		935	5,182	1,746	935	6,928	7,863	(3,232)	1995
Westfork Industrial Center	10	(e)	2,483	14,115	3,316	2,442	17,472	19,914	(7,552)	1995

Total Atlanta, Georgia	81		64,975	225,287	133,514	65,798	357,978	423,776	(86,673)

Austin, Texas
Corridor Park Corporate Center	6		1,652	1,681	14,835	2,113	16,055	18,168	(7,338)	1995, 1996
Montopolis Distribution Center	1		580	3,384	1,179	580	4,563	5,143	(2,432)	1994
Rutland Distribution Center	2		460	2,617	846	462	3,461	3,923	(1,572)	1993
Southpark Corporate Center	2		684	—	4,970	684	4,970	5,654	(2,189)	1994
Walnut Creek Corporate Center	3		461	2,632	1,083	515	3,661	4,176	(1,801)	1994

Total Austin, Texas	14		3,837	10,314	22,913	4,354	32,710	37,064	(15,332)

Charlotte, North Carolina
Barringer Industrial Center	3		308	1,746	1,032	308	2,778	3,086	(1,322)	1994
Bond Distribution Center	2		905	5,126	1,941	904	7,068	7,972	(3,220)	1994
Charlotte Commerce Center	10	(e)	4,341	24,954	8,179	4,342	33,132	37,474	(16,565)	1994
Charlotte Distribution Center	9	(e)	4,578	—	26,101	6,096	24,583	30,679	(10,157)	1995, 1996, 1997, 1998, 1998
Interstate North Business Park (d)	3		948	3,030	4,494	954	7,518	8,472	(1,753)	1997, 2006
Northpark Distribution Center	2	(e)	1,183	6,707	2,324	1,184	9,030	10,214	(3,442)	1994, 1998
West Pointe Business Center	2		4,851	—	14,156	4,851	14,156	19,007	(170)	2006
Wilson Business Park Distribution Center	1		976	5,656	—	976	5,656	6,632	(150)	2007

Total Charlotte, North Carolina	32		18,090	47,219	58,227	19,615	103,921	123,536	(36,779)

Chicago, Illinois
Addison Distribution Center	1		646	3,662	812	640	4,480	5,120	(1,811)	1997
Alsip Distribution Center	2		2,093	11,859	8,183	2,549	19,586	22,135	(9,908)	1997, 1999
Arlington Heights Distribution Center	1		831	3,326	20	831	3,346	4,177	(165)	2006
Bedford Park Industrial Center	1		941	4,907	879	941	5,786	6,727	(435)	2005
Bensenville Distribution Center	2		1,668	9,448	5,424	1,667	14,873	16,540	(7,329)	1997
Bolingbrook Distribution Center (d)	6		16,178	73,755	1,672	15,975	75,630	91,605	(9,991)	1999, 2003, 2006
Des Plaines Distribution Center	3		2,158	12,232	4,651	2,159	16,882	19,041	(7,587)	1995, 1996
Elk Grove Distribution Center	25		20,516	94,843	17,074	20,416	112,017	132,433	(25,769)	1995, 1996, 1997, 1998, 1999, 2006
Elmhurst Distribution Center	1		713	4,043	941	713	4,984	5,697	(1,892)	1997
Glendale Heights Distribution Center	3	(e)	3,903	22,119	2,415	3,903	24,534	28,437	(7,125)	1999
Glenview Distribution Center	2		1,156	6,550	1,699	1,156	8,249	9,405	(3,028)	1996, 1999
I-55 Distribution Center (d)	2		5,383	25,504	19,885	5,383	45,389	50,772	(17)	2007
I-80 Morris	1		4,690	—	29,799	4,690	29,799	34,489	(388)	2006

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Itasca Distribution Center	2		604	3,382	776	604	4,158	4,762	(1,753)	1996, 1997
Lombard Distribution Center	1		1,170	6,630	357	1,170	6,987	8,157	(2,118)	1999
Minooka Distribution Center	1	(e)	10,403	27,247	15,286	10,403	42,533	52,936	(3,259)	2005
Mitchell Distribution Center	1		1,236	7,004	1,803	1,236	8,807	10,043	(4,039)	1996
North Avenue Distribution Center	2		3,201	—	8,668	2,047	9,822	11,869	(3,656)	1997, 1998
Northbrook Distribution Center (d)	1		2,056	8,227	—	2,056	8,227	10,283	—	2007
Northlake Distribution Center	1		372	2,106	680	372	2,786	3,158	(1,138)	1996
Pleasant Prairie Distribution Center	1		1,314	7,450	2,195	1,315	9,644	10,959	(2,386)	1999
ProLogis Park 57	1		686	3,885	1,322	686	5,207	5,893	(646)	2004
Romeoville Distribution Center	6	(e)	23,731	96,764	503	23,731	97,267	120,998	(8,985)	1999, 2005
South Holland Distribution Center	2		1,156	6,550	1,107	1,156	7,657	8,813	(2,422)	1999
Waukegan Distribution Center	2		4,368	17,632	—	4,368	17,632	22,000	(525)	2007
West Chicago Distribution Center	1		3,125	12,499	21	3,125	12,520	15,645	(932)	2005
Woodale Distribution Center	1		263	1,490	431	263	1,921	2,184	(772)	1997
Woodridge Distribution Center (d)	15	(e)	49,508	209,024	1,758	49,507	210,783	260,290	(15,408)	2005, 2007

Total Chicago, Illinois	88		164,069	682,138	128,361	163,062	811,506	974,568	(123,484)

Cincinnati, Ohio
Airpark Distribution Center	2	(e)	1,128	—	11,461	1,716	10,873	12,589	(4,311)	1996
Capital Distribution Center II	5	(e)	1,953	11,067	4,268	1,953	15,335	17,288	(7,331)	1994
Constitution Distribution Center	1		1,465	8,301	609	1,465	8,910	10,375	(2,643)	1999
Dues Drive Distribution Center	1		921	5,218	1,739	921	6,957	7,878	(698)	2003
Empire Distribution Center	3	(e)	529	2,995	2,020	529	5,015	5,544	(2,356)	1995
Enterprise Distribution Center	1		1,275	7,222	35	1,275	7,257	8,532	(298)	2005
Fairfield Business Center	1		348	1,971	548	381	2,486	2,867	(331)	2004
Fairfield Distribution Center	1		586	3,319	1,135	586	4,454	5,040	(721)	2002
I-275 Park	1		6,317	—	21,090	6,316	21,091	27,407	(91)	2007
Production Distribution Center	2		717	2,717	2,699	824	5,309	6,133	(1,815)	1994, 1998
Sharonville Distribution Center	3	(e)	1,761	—	12,127	2,423	11,465	13,888	(3,316)	1997, 1998

Total Cincinnati, Ohio	21		17,000	42,810	57,731	18,389	99,152	117,541	(23,911)

Columbus, Ohio
Brookham Distribution Center	2		5,964	23,858	2,048	5,965	25,905	31,870	(1,990)	2005
Canal Pointe Distribution Center	1		1,237	7,013	1,690	1,280	8,660	9,940	(2,084)	1999
Capital Park South Distribution Center	3	(e)	1,588	—	23,439	1,980	23,047	25,027	(8,602)	1996
Charter Street Distribution Center	1	(e)	1,245	7,055	336	1,245	7,391	8,636	(2,121)	1999
Corporate Park West	2	(e)	679	3,847	1,721	679	5,568	6,247	(2,227)	1996
Etna Distribution Center (d)	3		4,941	—	46,891	4,941	46,891	51,832	(377)	2006, 2007
Fisher Distribution Center	1	(e)	1,197	6,785	2,393	1,197	9,178	10,375	(4,674)	1995
Foreign Trade Center I	5	(e)	6,527	36,989	6,032	6,992	42,556	49,548	(12,357)	1999
McCormick Distribution Center	5	(e)	1,664	9,429	7,477	1,664	16,906	18,570	(6,477)	1994
New World Distribution Center	1		207	1,173	1,829	207	3,002	3,209	(1,698)	1994
South Park Distribution Center	2	(e)	3,344	15,182	937	3,343	16,120	19,463	(2,598)	1999, 2005
Westbelt Business Center	3		1,777	7,168	11	1,777	7,179	8,956	(392)	2006
Westpointe Distribution Center (d)	2		1,450	7,601	—	1,450	7,601	9,051	(110)	2007
Wingate Distribution Center	1		152	859	324	152	1,183	1,335	(467)	1994

Total Columbus, Ohio	32		31,972	126,959	95,128	32,872	221,187	254,059	(46,174)

Dallas/Fort Worth, Texas
Alliance Distribution Center	1	(e)	3,654	14,613	—	3,654	14,613	18,267	(1,128)	2005
Carter Industrial Center	1		334	—	2,332	334	2,332	2,666	(966)	1996
Centerport Distribution Center	1		1,250	7,082	398	1,250	7,480	8,730	(2,206)	1999
Dallas Corporate Center	10		5,161	—	31,539	5,460	31,240	36,700	(11,598)	1996, 1997, 1998, 1999
Enterprise Distribution Center	3		2,719	15,410	728	2,719	16,138	18,857	(4,544)	1999
Flower Mound Distribution Center (d)	1		5,157	20,991	—	5,157	20,991	26,148	—	2007
Freeport Corporate Center(d)	2		555	5,997	4,340	560	10,332	10,892	—	2006, 2007
Freeport Distribution Center	4		1,393	5,549	4,773	1,440	10,275	11,715	(3,802)	1996, 1997, 1998
Great Southwest Distribution Center	38	(e)	39,449	173,329	17,486	37,984	192,280	230,264	(38,491)	1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2005
Lancaster Distribution Center (d)	1		2,808	—	17,371	2,808	17,371	20,179	—	2007
Lone Star Distribution Center	1		512	2,896	1,252	511	4,149	4,660	(1,575)	1996
Northgate Distribution Center	8	(e)	12,928	57,757	5,576	13,809	62,452	76,261	(10,089)	1994, 1999, 2005
Pinnacle Park Distribution Center (d)(f)	1		5,058	—	19,468	3,880	20,646	24,526	(3,527)	2001
Plano Distribution Center	7		3,915	22,186	1,972	3,915	24,158	28,073	(7,018)	1999

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Redbird Distribution Center	2		1,095	6,212	1,441	1,096	7,652	8,748	(2,729)	1994, 1999
Royal Distribution Center	1		811	4,598	589	811	5,187	5,998	(1,113)	2001
Stemmons Distribution Center	1		272	1,544	758	272	2,302	2,574	(969)	1995
Stemmons Industrial Center	11		1,820	11,705	4,250	1,819	15,956	17,775	(6,953)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	7		4,453	27,346	2,237	4,405	29,631	34,036	(10,197)	1996, 1999, 2001
Valwood Business Center	4	(e)	3,785	16,846	593	3,662	17,562	21,224	(2,099)	2001, 2006
Valwood Distribution Center	1		850	4,890	17	850	4,907	5,757	(1,439)	1999

Total Dallas/Fort Worth, Texas	106		97,979	398,951	117,120	96,396	517,654	614,050	(110,443)

Denver, Colorado
Denver Business Center	6		1,507	8,302	9,126	1,506	17,429	18,935	(7,433)	1992, 1994, 1996, 2002
Moline Distribution Center	1		327	1,850	798	327	2,648	2,975	(1,284)	1994
Moncrieff Distribution Center	1		314	2,493	1,006	314	3,499	3,813	(1,859)	1992
Pagosa Distribution Center	1		406	2,322	919	406	3,241	3,647	(1,700)	1993
Stapleton Business Center	12	(e)	34,634	139,256	1,866	34,635	141,121	175,756	(10,950)	2005
Upland Distribution Center I	6		808	4,421	11,170	821	15,578	16,399	(7,581)	1992, 1994, 1995
Upland Distribution Center II	3		1,295	5,159	4,665	1,328	9,791	11,119	(4,696)	1993

Total Denver, Colorado	30		39,291	163,803	29,550	39,337	193,307	232,644	(35,503)

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	1,269	273	2,816	3,089	(1,194)	1994
Goodyear Distribution Center	1		511	2,899	681	511	3,580	4,091	(1,408)	1991
Northwestern Corporate Center	5		981	—	17,729	2,192	16,518	18,710	(5,771)	1992, 1993, 1994, 1997
Pan American Distribution Center	1		196	1,110	1,386	196	2,496	2,692	(286)	2002
Vista Corporate Center	4		1,945	—	12,023	1,946	12,022	13,968	(4,950)	1994, 1995, 1996
Vista Del Sol Industrial Center	4		996	—	18,814	2,056	17,754	19,810	(6,769)	1995, 1997, 1998

Total El Paso, Texas	16		4,902	5,556	51,902	7,174	55,186	62,360	(20,378)

Houston, Texas
Blalock Distribution Center	2		595	3,370	985	595	4,355	4,950	(627)	2002
Brittmore Distribution Center	2		1,838	10,417	1,118	1,838	11,535	13,373	(3,832)	1999
Crosstimbers Distribution Center	1		359	2,035	1,055	359	3,090	3,449	(1,336)	1994
Hempstead Distribution Center	3		1,013	5,740	3,306	1,013	9,046	10,059	(3,612)	1994
Hobby Business Park	1		721	2,885	184	721	3,069	3,790	(234)	2005
Jersey Village Corporate Center (d)	1		1,780	—	12,455	1,780	12,455	14,235	—	2007
Kempwood Business Center	4		1,746	9,894	1,779	1,746	11,673	13,419	(3,180)	2001
Northpark Distribution Center	1		1,148	4,591	124	1,142	4,721	5,863	(166)	2006
Perimeter Distribution Center	2		813	4,604	918	813	5,522	6,335	(1,828)	1999
Pine Forest Business Center	9		2,665	14,132	4,437	2,665	18,569	21,234	(8,353)	1993, 1995
Pine North Distribution Center	2		847	4,800	751	847	5,551	6,398	(1,840)	1999
Pine Timbers Distribution Center	2		2,956	16,750	2,777	2,955	19,528	22,483	(6,582)	1999
Pinemont Distribution Center	2		642	3,636	575	642	4,211	4,853	(1,414)	1999
Post Oak Business Center	15		3,005	15,378	7,086	3,005	22,464	25,469	(10,940)	1993, 1994, 1996
Post Oak Distribution Center	7		2,115	12,017	5,565	2,039	17,658	19,697	(9,484)	1993, 1994
South Loop Distribution Center	5		1,051	5,964	3,888	1,052	9,851	10,903	(4,984)	1994
Southland Distribution Center	1		1,209	6,849	1,155	1,209	8,004	9,213	(682)	2002
West by Northwest Industrial Center	15		4,040	7,980	34,258	4,143	42,135	46,278	(17,293)	1993, 1994, 1995, 1996, 1997, 1998
White Street Distribution Center	1		469	2,656	1,281	469	3,937	4,406	(1,565)	1995

Total Houston, Texas	76		29,012	133,698	83,697	29,033	217,374	246,407	(77,952)

I-81 Corridor, Pennsylvania
Harrisburg Distribution Center	1		2,243	12,572	590	2,243	13,162	15,405	(1,487)	2004
Harrisburg Industrial Center	1		782	6,190	854	782	7,044	7,826	(1,062)	2002
Kraft Distribution Center	1		2,457	13,920	70	2,457	13,990	16,447	(4,071)	1999
Lehigh Valley Distribution Center	4		6,636	37,114	1,683	6,636	38,797	45,433	(4,463)	2004
Middleton Distribution Center	1	(e)	4,190	23,478	272	4,190	23,750	27,940	(2,691)	2004
Northport Industrial Center (d)	2		1,927	21,707	13,275	3,402	33,507	36,909	(3,284)	2002, 2007
Park 33 Distribution Center (d)	1		13,411	—	26,479	13,411	26,479	39,890	—	2007
Quakertown Distribution Center	1		6,966	—	27,692	6,965	27,693	34,658	(1,085)	2006

Total I-81 Corridor, Pennsylvania	12		38,612	114,981	70,915	40,086	184,422	224,508	(18,143)

Indianapolis, Indiana
Eastside Distribution Center	2		1,204	6,820	1,221	1,275	7,970	9,245	(2,565)	1995, 1999

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Logo Court Distribution Center	1		3,352	18,678	317	3,352	18,995	22,347	(2,151)	2004
North by Northeast Distribution Center	1		1,058	—	6,947	1,059	6,946	8,005	(2,720)	1995
Park 100 Industrial Center	14		4,948	28,691	9,301	4,899	38,041	42,940	(16,049)	1994, 1995
Park Fletcher Distribution Center	9		2,687	15,224	5,760	2,785	20,886	23,671	(9,004)	1994, 1995, 1996
Shadeland Industrial Center	3		428	2,431	2,218	429	4,648	5,077	(2,107)	1995

Total Indianapolis, Indiana	30		13,677	71,844	25,764	13,799	97,486	111,285	(34,596)

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	—	7,179	1,206	7,081	8,287	(2,613)	1997
Cameron Business Center	1	(e)	1,634	9,256	287	1,634	9,543	11,177	(2,823)	1999
Hughes Airport Center	1		876	—	2,995	910	2,961	3,871	(1,213)	1994
Las Vegas Corporate Center	7	(g)	4,701	—	22,590	4,789	22,502	27,291	(9,036)	1994, 1995, 1996, 1997
Placid Street Distribution Center	1	(e)	2,620	14,848	52	2,620	14,900	17,520	(4,358)	1999
South Arville Center	1		1,440	8,160	217	1,440	8,377	9,817	(2,472)	1999
West One Business Center	4		2,468	13,985	1,420	2,468	15,405	17,873	(6,239)	1996

Total Las Vegas, Nevada	17		14,847	46,249	34,740	15,067	80,769	95,836	(28,754)

Louisville, Kentucky
Airpark Commerce Center	4		1,583	8,971	5,256	1,583	14,227	15,810	(6,781)	1998
Cedar Grove Distribution Center	1	(e)	3,775	15,098	189	3,775	15,287	19,062	(1,184)	2005
Commerce Crossings Distribution Center	1		1,912	7,649	6	1,912	7,655	9,567	(591)	2005
I-65 Meyer Distribution Center (d)	2		4,258	—	21,915	4,259	21,914	26,173	—	2006, 2007
Louisville Distribution Center	2	(e)	680	3,402	4,523	689	7,916	8,605	(2,856)	1995, 1998
Riverport Distribution Center	1	(e)	1,515	8,585	2,260	1,515	10,845	12,360	(2,583)	1999

Total Louisville, Kentucky	11		13,723	43,705	34,149	13,733	77,844	91,577	(13,995)

Memphis, Tennessee
Airport Distribution Center	7		2,660	14,853	4,891	2,661	19,743	22,404	(8,566)	1995, 1996, 1999
Centerpointe Distribution Center	1		1,401	9,019	—	1,401	9,019	10,420	(2,543)	2001
Delp Distribution Center	6		3,870	21,853	5,119	3,869	26,973	30,842	(10,628)	1995, 1999
DeSoto Distribution Center(d)	2		5,425	—	25,313	5,425	25,313	30,738	—	2007
Fred Jones Distribution Center	1		125	707	262	125	969	1,094	(481)	1994
Memphis Distribution Center	1		480	2,723	559	481	3,281	3,762	(553)	2002
Olive Branch Distribution Center	2		2,892	16,389	2,115	2,892	18,504	21,396	(5,899)	1999
Raines Distribution Center	1		1,635	8,451	—	1,635	8,451	10,086	(6,251)	1998
Southpark Distribution Center	1		859	4,866	591	859	5,457	6,316	(441)	2003
Willow Lake Distribution Center	1		613	3,474	305	613	3,779	4,392	(1,224)	1999

Total Memphis, Tennessee	23		19,960	82,335	39,155	19,961	121,489	141,450	(36,586)

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	638	463	3,264	3,727	(1,506)	1995
I-40 Industrial Center	4		1,711	9,698	1,283	1,712	10,980	12,692	(4,152)	1995, 1996, 1999
Interchange City Distribution Center	7		2,297	17,079	3,322	3,050	19,648	22,698	(3,460)	1998, 2003
Space Park South Distribution Center	15		3,499	19,830	8,632	3,500	28,461	31,961	(13,963)	1994

Total Nashville, Tennessee	28		7,970	49,233	13,875	8,725	62,353	71,078	(23,081)

New Jersey
Bellmawr Distribution Center	1		212	1,197	379	211	1,577	1,788	(543)	1999
Brunswick Distribution Center	2		870	4,928	2,026	870	6,954	7,824	(3,579)	1997
Chester Distribution Center	1		548	5,320	—	548	5,320	5,868	(2,961)	2002
Clearview Distribution Center	1		2,232	12,648	525	2,232	13,173	15,405	(5,147)	1996
Clifton Business Center	1		2,014	11,317	25	2,014	11,342	13,356	(882)	2005
Exit 10 Distribution Center	6		22,738	126,961	478	22,738	127,439	150,177	(9,813)	2005
Exit 8A Distribution Center	1	(e)	7,626	44,103	494	7,787	44,436	52,223	(3,428)	2005
Kilmer Distribution Center	4	(e)	2,526	14,313	2,660	2,526	16,973	19,499	(6,885)	1996
Meadowland Distribution Center	5	(e)	12,526	80,219	250	12,525	80,470	92,995	(26,693)	2002, 2005
Meadowland Industrial Center	8	(e)	5,676	32,167	15,772	5,677	47,938	53,615	(24,477)	1996, 1997, 1998
Mount Laurel Distribution Center	3		826	4,679	1,433	826	6,112	6,938	(1,912)	1999
Mount Olive Distribution Center (d)	1		1,509	8,552	—	1,509	8,552	10,061	—	2007
Pennsauken Distribution Center	3		376	2,132	393	384	2,517	2,901	(856)	1999
Port Reading Business Park (d)	2		4,138	22,085	24,538	4,138	46,623	50,761	—	2005, 2007

Total New Jersey	39		63,817	370,621	48,973	63,985	419,426	483,411	(87,176)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Orlando, Florida
33rd Street Industrial Center	9		1,980	11,237	3,799	1,980	15,036	17,016	(6,698)	1994, 1995, 1996
Chancellor Distribution Center	1		380	2,156	1,470	380	3,626	4,006	(1,643)	1994
Consulate Distribution Center	3		4,148	23,617	1,047	4,148	24,664	28,812	(7,300)	1999
La Quinta Distribution Center	1		354	2,006	1,613	354	3,619	3,973	(1,675)	1994
Orlando Central Park	3		1,378	—	9,847	1,871	9,354	11,225	(3,087)	1997, 1998
Orlando Corporate Center (d)	1		959	—	7,858	959	7,858	8,817	—	2006
Princeton Oaks Distribution Center	1	(e)	900	5,100	22	900	5,122	6,022	(1,494)	1999
Titusville Industrial Center	1		283	1,603	517	283	2,120	2,403	(856)	1994

Total Orlando, Florida	20		10,382	45,719	26,173	10,875	71,399	82,274	(22,753)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,425	561	4,219	4,780	(2,261)	1994
Alameda Distribution Center	2	(e)	3,872	14,358	1,817	3,872	16,175	20,047	(1,207)	2005
Buckeye Road Industrial Center	2		1,236	4,988	608	1,236	5,596	6,832	(396)	2005
Hohokam 10 Industrial Center	6		4,258	7,467	12,781	4,258	20,248	24,506	(7,346)	1996, 1999
I-10 West Business Center	3		263	1,525	684	263	2,209	2,472	(1,127)	1993
Kyrene Commons Distribution Center	3		2,369	5,475	491	1,093	7,242	8,335	(2,945)	1992, 1998, 1999
Kyrene Commons South Distribution Center	2		1,096	—	5,666	1,163	5,599	6,762	(1,911)	1998
Martin Van Buren Distribution Center	6		572	3,285	1,803	572	5,088	5,660	(2,551)	1993, 1994
Papago Distribution Center	3		4,828	20,017	777	4,828	20,794	25,622	(2,690)	1994, 2005
Roosevelt Distribution Center	1	(e)	1,766	7,065	5	1,766	7,070	8,836	(546)	2005
University Dr Distribution Center	1		683	2,735	70	683	2,805	3,488	(215)	2005
Watkins Distribution Center	1		242	1,375	444	243	1,818	2,061	(799)	1995
Wilson Drive Distribution Center	1	(e)	1,273	5,093	45	1,273	5,138	6,411	(398)	2005

Total Phoenix, Arizona	33		22,961	76,235	26,616	21,811	104,001	125,812	(24,392)

Portland, Oregon
Argyle Distribution Center	3		946	5,388	1,192	946	6,580	7,526	(3,234)	1993
Clackamas Distribution Center (d)	1		775	—	4,104	775	4,104	4,879	—	2007
Columbia Distribution Center	2		550	3,121	968	551	4,088	4,639	(1,934)	1994
PDX Corporate Center North Phase II (d)	3	(g)	5,803	—	14,668	5,777	14,694	20,471	—	2006, 2007
PDX Corporate Center East	2	(g)	1,785	—	6,844	2,100	6,529	8,629	(2,381)	1997
PDX Corporate Center North	7	(g)	2,405	—	11,547	2,542	11,410	13,952	(4,726)	1995, 1996
Southshore Corporate Center	5	(e)(g)	13,061	52,299	397	13,274	52,483	65,757	(3,685)	2005, 2006
Wilsonville Corporate Center	6	(e)	2,963	—	13,253	2,964	13,252	16,216	(5,508)	1995, 1996

Total Portland, Oregon	29		28,288	60,808	52,973	28,929	113,140	142,069	(21,468)

Reno, Nevada
Golden Valley Distribution Center	3		2,975	13,686	11,048	4,451	23,258	27,709	(4,289)	1996, 1998, 2005
Meredith Kleppe Business Center	1		526	754	3,510	526	4,264	4,790	(1,820)	1993
Packer Way Distribution Center	2		506	2,879	1,405	506	4,284	4,790	(2,355)	1993
Spice Island Distribution Center	1		435	2,466	2,308	435	4,774	5,209	(1,611)	1996
Tahoe-Reno Industrial Center (d)	1		3,281	—	19,727	3,281	19,727	23,008	—	2007
Vista Industrial Center	10	(e)	9,566	40,036	14,075	9,565	54,112	63,677	(14,045)	1994, 1995, 2001

Total Reno, Nevada	18		17,289	59,821	52,073	18,764	110,419	129,183	(24,120)

Salt Lake City, Utah
Centennial Distribution Center	2		1,149	—	8,907	1,149	8,907	10,056	(3,747)	1995
Crossroads Corporate Center (d)	1		284	—	8,461	926	7,819	8,745	—	2005
Salt Lake International Distribution Center	2		1,367	2,792	9,501	1,364	12,296	13,660	(5,077)	1994, 1996

Total Salt Lake City, Utah	5		2,800	2,792	26,869	3,439	29,022	32,461	(8,824)

San Antonio, Texas
10711 Distribution Center	2		582	3,301	1,619	582	4,920	5,502	(2,609)	1994
City Park East Distribution Center	3		1,002	5,676	918	1,002	6,594	7,596	(545)	2003
Coliseum Distribution Center (d)	2		1,133	923	7,645	1,170	8,531	9,701	(2,490)	1994, 2006
Distribution Drive Center	1		473	2,680	1,097	473	3,777	4,250	(2,125)	1992
Eisenhauer Distribution Center (d)	3		1,198	3,736	6,233	1,199	9,968	11,167	—	2007
Macro Distribution Center	3		1,705	9,024	2,075	1,705	11,099	12,804	(1,028)	2002
Perrin Creek Corporate Center (d)	2		529	—	3,908	447	3,990	4,437	(558)	1996, 2007
Rittiman East Industrial Park	7		5,902	23,746	—	5,902	23,746	29,648	(1,113)	2006
Rittiman West Industrial Park	2		1,237	4,950	59	1,230	5,016	6,246	(233)	2006

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

San Antonio Distribution Center I	9		1,589	9,028	5,087	1,589	14,115	15,704	(7,615)	1992, 1993, 1994
San Antonio Distribution Center II	3		945	—	6,495	885	6,555	7,440	(2,903)	1994
San Antonio Distribution Center III	4		1,176	6,571	3,113	1,176	9,684	10,860	(4,323)	1996
Tri-County Distribution Center	2	(e)	3,183	12,743	—	3,183	12,743	15,926	(81)	2007
Woodlake Distribution Center	2		248	1,405	1,158	248	2,563	2,811	(1,236)	1994

Total San Antonio, Texas	45		20,902	83,783	39,407	20,791	123,301	144,092	(26,859)

San Francisco (Central Valley), California
Central Valley Distribution Center	1		2,233	13,432	171	2,234	13,602	15,836	(3,968)	1999
Central Valley Industrial Center	4	(e)(g)	11,418	48,726	5,571	11,868	53,847	65,715	(10,596)	1999, 2002, 2005
Manteca Distribution Center	1	(e)	9,280	27,841	25	9,280	27,866	37,146	(2,162)	2005
Patterson Pass Business Center (d)	6		3,520	4,885	16,454	3,519	21,340	24,859	(5,818)	1993, 1997, 1998, 2007
Tracy Distribution Center (d)	1		—	20,384	—	—	20,384	20,384	—	2007

Total San Francisco (Central Valley), California	13		26,451	115,268	22,221	26,901	137,039	163,940	(22,544)

San Francisco (East Bay), California
Alvarado Business Center	10	(e)	20,739	62,595	940	20,739	63,535	84,274	(4,940)	2005
Barrington Business Center	3		1,741	9,863	1,965	1,741	11,828	13,569	(3,458)	1999
East Bay Industrial Center	1		531	3,009	554	531	3,563	4,094	(1,735)	1994
Eigenbrodt Way Distribution Center	1	(e)	393	2,228	406	393	2,634	3,027	(1,316)	1993
Hayward Commerce Center	4		1,933	10,955	2,107	1,933	13,062	14,995	(5,944)	1993
Hayward Commerce Park	7		1,968	11,167	3,267	1,968	14,434	16,402	(7,206)	1994
Hayward Distribution Center	6	(e)	2,906	19,165	4,469	3,327	23,213	26,540	(11,301)	1993
Hayward Industrial Center	13	(e)	4,481	25,393	5,101	4,481	30,494	34,975	(14,601)	1993
Livermore Distribution Center	4	(e)	8,992	26,976	1,086	8,992	28,062	37,054	(2,156)	2005
Oakland Industrial Center	3	(e)	8,234	24,704	407	8,235	25,110	33,345	(1,888)	2005
Regatta Business Park	2	(e)	7,688	23,063	30	7,688	23,093	30,781	(1,785)	2005
San Leandro Distribution Center	3	(e)	1,387	7,862	1,260	1,387	9,122	10,509	(4,521)	1993

Total San Francisco (East Bay), California	57		60,993	226,980	21,592	61,415	248,150	309,565	(60,851)

San Francisco (South Bay), California
Bayside Business Center	2	(g)	2,088	—	4,783	2,088	4,783	6,871	(2,287)	1996
Bayside Corporate Center	7	(g)	4,365	—	18,680	4,365	18,680	23,045	(8,453)	1995, 1996
Bayside Plaza I	12	(g)	5,212	18,008	3,915	5,216	21,919	27,135	(10,113)	1993
Bayside Plaza II	2	(g)	634	—	3,195	634	3,195	3,829	(1,784)	1994
Gateway Corporate Center	11	(g)	7,575	24,746	7,041	7,575	31,787	39,362	(15,413)	1993, 1996
Mowry Business Center	4		5,933	—	18,993	7,815	17,111	24,926	(6,258)	1997, 1998
Overlook Distribution Center	1		1,573	8,915	47	1,573	8,962	10,535	(2,624)	1999
Pacific Commons Industrial Center	7	(e)(g)	30,107	90,416	940	30,106	91,357	121,463	(7,028)	2005
Pacific Industrial Center	6	(e)	21,676	65,083	1,444	21,675	66,528	88,203	(5,066)	2005
Shoreline Business Center	8	(g)	4,328	16,101	1,959	4,328	18,060	22,388	(8,371)	1993
Shoreline Business Center II	2	(g)	922	—	5,548	922	5,548	6,470	(2,617)	1995
Spinnaker Business Center	12	(g)	7,043	25,220	5,092	7,043	30,312	37,355	(13,982)	1993
Thornton Business Center	5		3,988	11,706	7,213	3,989	18,918	22,907	(7,759)	1993, 1996
Trimble Distribution Center	5		2,836	16,067	4,262	2,836	20,329	23,165	(9,246)	1994

Total San Francisco (South Bay), California	84		98,280	276,262	83,112	100,165	357,489	457,654	(101,001)

Seattle, Washington
Andover East Business Center	2		535	3,033	727	535	3,760	4,295	(1,676)	1994
Fife Corporate Center	3		4,059	—	11,017	4,209	10,867	15,076	(4,167)	1996
Kent Corporate Center	2	(g)	2,882	1,987	9,564	3,276	11,157	14,433	(4,860)	1995
Van Doren’s Distribution Center	2	(g)	2,473	—	9,464	3,111	8,826	11,937	(3,772)	1995, 1997

Total Seattle, Washington	9		9,949	5,020	30,772	11,131	34,610	45,741	(14,475)

South Florida
Airport West Distribution Center	2		1,253	3,825	3,263	1,974	6,367	8,341	(2,222)	1995, 1998
Boca Distribution Center	1		1,474	5,918	127	1,474	6,045	7,519	(293)	2006
CenterPort Distribution Center	3		2,083	11,806	809	2,083	12,615	14,698	(3,860)	1999
Copans Distribution Center	2		504	2,857	554	504	3,411	3,915	(1,382)	1997, 1998
Dade Distribution Center	1		2,589	14,670	—	2,589	14,670	17,259	(1,213)	2005
North Andrews Distribution Center	1		698	3,956	101	698	4,057	4,755	(1,793)	1994
Port Lauderdale Distribution Center	2		896	—	7,889	2,205	6,580	8,785	(1,965)	1997
ProLogis Park I-595	2	(e)	1,998	11,326	316	1,999	11,641	13,640	(1,906)	2003
Total South Florida	14		11,495	54,358	13,059	13,526	65,386	78,912	(14,634)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Southern California
Anaheim Industrial Center	13	(e)	32,275	59,983	310	32,275	60,293	92,568	(4,667)	2005
California Commerce Center	1	(e)	4,201	7,802	66	4,201	7,868	12,069	(614)	2005
Crossroads Business Park(d)	8	(e)	56,343	95,951	7,622	51,662	108,254	159,916	(7,513)	2005, 2006
Dominguez North Industrial Center (d)	2		7,340	13,739	—	7,340	13,739	21,079	(348)	2007
Fullerton Industrial Center	2	(e)	8,238	15,300	62	8,239	15,361	23,600	(1,189)	2005
Industry Distribution Center	7	(e)(g)	50,268	93,355	402	50,268	93,757	144,025	(7,298)	2005
Inland Empire Distribution Center	6	(e)	42,927	84,275	5,636	43,681	89,157	132,838	(9,476)	1999, 2005
Kaiser Distribution Center	7	(e)(g)	120,885	224,599	609	135,528	210,565	346,093	(17,215)	2005
Los Angeles Industrial Center	2	(e)	3,777	7,015	68	3,777	7,083	10,860	(543)	2005
Mid Counties Industrial Center	14	(e)	45,864	87,107	10,284	45,831	97,424	143,255	(7,298)	2005, 2006
Mill Street Distribution Center (d)	1		611	—	5,473	611	5,473	6,084	—	2007
Orange Industrial Center	2	(e)	5,930	11,014	—	5,930	11,014	16,944	(852)	2005
ProLogis Park Ontario	2	(e)	25,500	47,366	—	25,500	47,366	72,866	(1,297)	2007
Rancho Cucamonga Distribution Center	6	(e)(g)	51,283	95,241	203	51,283	95,444	146,727	(7,375)	2005
Redlands Distribution Center(d)	2		21,543	43,423	23,874	21,543	67,297	88,840	(1,619)	2006, 2007
Santa Ana Distribution Center	2	(e)	4,318	8,019	38	4,318	8,057	12,375	(626)	2005
South Bay Distribution Center	4	(e)	14,478	27,511	47	14,478	27,558	42,036	(1,708)	2005, 2007
Tustin Industrial Center	2	(e)	4,553	8,456	46	4,553	8,502	13,055	(662)	2005
Vernon Distribution Center	15	(e)	25,439	47,250	1,277	25,441	48,525	73,966	(3,774)	2005

Total Southern California	98		525,773	977,406	56,017	536,459	1,022,737	1,559,196	(74,074)

St. Louis, Missouri
Earth City Industrial Center	5		2,225	12,820	4,061	2,226	16,880	19,106	(6,620)	1997, 1998
Westport Distribution Center	1		366	1,247	1,499	365	2,747	3,112	(990)	1997

Total St. Louis, Missouri	6		2,591	14,067	5,560	2,591	19,627	22,218	(7,610)

Tampa, Florida
Adamo Distribution Center	6		2,105	11,930	1,865	2,105	13,795	15,900	(3,382)	1995, 2001
Commerce Park Distribution Center	4		811	4,597	1,403	811	6,000	6,811	(3,072)	1994
Eastwood Distribution Center	1		122	690	122	122	812	934	(392)	1994
Lakeland Distribution Center	1		938	5,313	1,222	938	6,535	7,473	(2,955)	1994
Madison Distribution Center	1		—	5,313	—	—	5,313	5,313	(3)	2007
Orchid Lake Industrial Center	1		41	235	39	41	274	315	(119)	1994
Plant City Distribution Center	1		206	1,169	255	206	1,424	1,630	(650)	1994
Sabal Park Distribution Center (d)	9	(e)	4,120	10,364	27,330	4,456	37,358	41,814	(7,187)	1996, 1997, 1998, 2002, 2007
Silo Bend Distribution Center	4		2,887	16,358	3,424	2,887	19,782	22,669	(8,898)	1994
Silo Bend Industrial Center	1		525	2,975	741	525	3,716	4,241	(1,699)	1994
Tampa East Distribution Center	9		2,627	14,835	2,740	2,468	17,734	20,202	(8,386)	1994
Tampa East Industrial Center	1		303	1,513	556	303	2,069	2,372	(1,003)	1994
Tampa West Distribution Center	11		2,874	16,128	3,735	2,919	19,818	22,737	(9,467)	1994, 1995
Tampa West Industrial Center	3		355	(9)	5,823	635	5,534	6,169	(2,084)	1996, 1998

Total Tampa, Florida	53		17,914	91,411	49,255	18,416	140,164	158,580	(49,297)

Washington D.C./Baltimore, Maryland
1901 Park 100 Drive	1		2,409	7,227	383	2,409	7,610	10,019	(372)	2006
7616 Canton Center Drive	1		1,521	4,571	—	1,521	4,571	6,092	(4)	2007
Airport Commons Distribution Center	2	(e)	2,320	—	9,807	2,360	9,767	12,127	(3,602)	1997
Ardmore Distribution Center	3		1,431	8,110	1,619	1,431	9,729	11,160	(4,478)	1994
Ardmore Industrial Center	2		984	5,581	1,247	985	6,827	7,812	(3,326)	1994
Chesapeake Distribution Center (d)	1		6,885	—	18,816	6,885	18,816	25,701	—	2007
Concorde Industrial Center	4	(e)	1,538	8,717	2,755	1,538	11,472	13,010	(5,103)	1995
DeSoto Business Park(d)	6		2,709	12,892	5,086	2,710	17,977	20,687	(7,281)	1996, 2007
Edgewood Distribution Center (d)	1		4,244	12,732	5,475	4,244	18,207	22,451	—	2005
Eisenhower Industrial Center	3		1,240	7,025	2,475	1,240	9,500	10,740	(4,364)	1994
Fleet Distribution Center	8		3,198	18,121	2,754	3,115	20,958	24,073	(9,214)	1996
Gateway Business Center (d)	4		7,899	—	18,380	7,898	18,381	26,279	—	2006, 2007
Gateway Distribution Center	2		192	—	4,553	831	3,914	4,745	(1,087)	1998
Hickory Ridge Distribution Center	2	(e)	15,988	47,964	19	15,987	47,984	63,971	(3,644)	2005
Meadowridge Distribution Center	1	(e)	1,757	—	6,065	1,902	5,920	7,822	(1,691)	1998
Patapsco Distribution Center	1		270	1,528	1,365	270	2,893	3,163	(1,357)	1995

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

White Oak Distribution Center	1		3,986	24,107	8	3,986	24,115	28,101	(3,683)	2002
Winchester Distribution Center	1		3,286	13,142	—	3,286	13,142	16,428	(1,015)	2005

Total Washington D.C./Baltimore, Maryland	44		61,857	171,717	80,807	62,598	251,783	314,381	(50,221)

Other
Shawnee Distribution Center	1		2,859	11,432	—	2,859	11,432	14,291	(883)	2005
Valley Industrial Center (Brownsville, Texas)	1		363	—	4,516	363	4,516	4,879	(1,188)	1997

	2		3,222	11,432	4,516	3,222	15,948	19,170	(2,071)

Mexico:
Guadalajara
Cedros-Jalisco Distribution Center (d)	1		3,225	18,197	737	3,235	18,924	22,159	—	2006
El Salto Distribution Center (d)	1		3,456	—	5,248	3,456	5,248	8,704	—	2007

Total Guadalajara, Mexico	2		6,681	18,197	5,985	6,691	24,172	30,863	—

Juarez
Bermudez Industrial Center (d)	2		1,155	4,619	—	1,155	4,619	5,774	—	2007
Independencia Industrial Center (d)	2		2,534	—	6,160	2,553	6,141	8,694	—	2005, 2007
Ramon Rivera Lara Industrial Center (d)	2		1,101	—	5,636	2,902	3,835	6,737	(3)	2000, 2007

Total Juarez, Mexico	6		4,790	4,619	11,796	6,610	14,595	21,205	(3)

Mexico City
Cedros-Tepotzotlan Distribution Center (d)	3		13,251	13,855	10,327	13,310	24,123	37,433	—	2006, 2007
JLP Distribution Center (d)	2		5,232	6,227	4,137	5,236	10,360	15,596	—	2006, 2007
Nor-T Distribution Center (d)	7		10,960	62,106	1,003	10,990	63,079	74,069	—	2006
Oriente Distribution Center (d)	2		1,429	7,452	—	1,429	7,452	8,881	—	2006

Total Mexico City, Mexico	14		30,872	89,640	15,467	30,965	105,014	135,979	—

Monterrey
Monterrey Airport(d)	2		4,027	—	8,794	4,026	8,795	12,821	—	2007
Monterrey Industrial Park (d)	5		2,626	3,785	7,511	2,850	11,072	13,922	(1,986)	1997, 1998, 2006

Total Monterrey, Mexico	7		6,653	3,785	16,305	6,876	19,867	26,743	(1,986)

Reynosa
Pharr Bridge Industrial Center (d)	1		—	—	7,790	1,440	6,350	7,790	—	2006

Total Reynosa, Mexico	1		—	—	7,790	1,440	6,350	7,790	—

Canada:
Toronto
Mississauga Gateway Center (d)	3		16,371	—	65,253	27,545	54,079	81,624	—	2006

Total Toronto, Canada	3		16,371	—	65,253	27,545	54,079	81,624	—

Subtotal North American Markets	1,219		1,630,247	5,005,023	1,759,332	1,672,546	6,722,056	8,394,602	(1,346,143)

European Markets
Czech Republic:
Prague-Jirny Distribution Center (d)	3		7,969	28,904	32,674	7,970	61,577	69,547	—	2007
Uzice Distribution Center (d)	2		6,453	—	33,944	6,452	33,945	40,397	—	2007

Total Czech Republic	5		14,422	28,904	66,618	14,422	95,522	109,944	—

France:
Clesud Grans Miramas Distribution Center (d)	1		1,438	—	10,536	1,438	10,536	11,974	—	2007
Grenoble Distribution Center (d)	1		(2,393)	—	12,597	(2,393)	12,597	10,204	—	2007
Isle d’Abeau Distribution Center (d)	3		13,601	37,591	20,906	14,670	57,428	72,098	—	2002, 2006, 2007
Macon Distribution Center (d)	1		2,065	—	25,455	2,291	25,229	27,520	—	2006
Mer Distribution Center (d)	1		912	—	15,109	912	15,109	16,021	—	2007
Metz Distribution Center (d)	1		1,070	6,500	1,109	1,224	7,455	8,679	(2,618)	2004
Moissy Cramayel Distribution Center (d)	6		4,730	—	90,676	8,244	87,162	95,406	—	2005, 2006
Strasbourg Distribution Center (d)	1		1,395	—	11,608	1,395	11,608	13,003	—	2007
Troyes Distribution Center (d)	1		1,084	—	15,208	1,084	15,208	16,292	—	2007

Total France	16		23,902	44,091	203,204	28,865	242,332	271,197	(2,618)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Germany:
Bad Hersfeld Distribution Center (d)	1		3,312	—	23,680	3,312	23,680	26,992	—	2007
Herford Distribution Center (d)	1		3,083	—	12,697	3,083	12,697	15,780	—	2007
Munich Distribution Center (d)	1		9,194	—	17,524	9,193	17,525	26,718	—	2007

Total Germany	3		15,589	—	53,901	15,588	53,902	69,490	—

Hungary:
Budapest Park (d)	1		1,183	—	7,794	1,183	7,794	8,977	—	2007
Budapest-Sziget Distribution Center (d)	4		6,433	67,295	—	6,433	67,295	73,728	—	2007
Hegyeshalom Distribution Center (d)	1		965	—	12,423	965	12,423	13,388	—	2007

Total Hungary	6		8,581	67,295	20,217	8,581	87,512	96,093	—

Italy:
Bologna Distribution Center (d)	1		4,413	—	12,526	4,834	12,105	16,939	—	2006
Lodi Distribution Center (d)	2		7,996	35,613	6,018	12,721	36,906	49,627	—	2005, 2006
Padua Distribution Center (d)	1		2,724	—	12,827	3,115	12,436	15,551	—	2005
Romentino Distribution Center (d)	2		3,758	—	31,429	3,991	31,196	35,187	—	2006

Total Italy	6		18,891	35,613	62,800	24,661	92,643	117,304	—

Netherlands:
Venlo Distribution Center (d)	1		2,750	—	10,749	3,008	10,491	13,499	—	2006

Total Netherlands	1		2,750	—	10,749	3,008	10,491	13,499	—

Poland:
Blonie Industrial Park (d)	4		4,773	—	36,192	5,267	35,698	40,965	—	2005, 2006, 2007
Chorzow Distribution Center (d)	6		9,945	—	74,168	10,079	74,034	84,113	—	2006, 2007
Gdansk Distribution Center (d)	4		6,191	—	36,496	6,190	36,497	42,687	—	2007
Nadarzyn Distribution Center (d)	3		1,518	38,920	—	1,518	38,920	40,438	—	2007
Poznan II Distribution Center (d)	5		7,280	—	39,645	7,959	38,966	46,925	—	2005, 2006, 2007
Sochaczew Distribution Center (d)	4		1,564	22,916	15,555	1,565	38,470	40,035	—	2007
Teresin Dist Center (d)	1		713	—	12,331	780	12,264	13,044	—	2005
Warsaw III Dist Center (d)	1		3,284	—	17,376	3,285	17,375	20,660	—	2007
Wroclaw Distribution Center (d)	3		9,404	—	39,364	9,404	39,364	48,768	—	2007
Wroclaw II Distribution Center (d)	1		1,909	—	14,198	1,909	14,198	16,107	—	2007
Wroclaw IV Dist Center (d)	2		1,006	21,710	—	1,006	21,710	22,716	—	2007

Total Poland	34		47,587	83,546	285,325	48,962	367,496	416,458	—

Romania:
Bucharest Distribution Center (d)	2		3,748	—	31,467	3,748	31,467	35,215	—	2007

Total Romania	2		3,748	—	31,467	3,748	31,467	35,215	—

Slovakia
Bratislava Distribution Center (d)	2		2,717	32,323	14,061	2,717	46,384	49,101	—	2007
Sered Distribution Center (d)	3		4,970	—	34,764	4,970	34,764	39,734	—	2007

Total Slovakia	5		7,687	32,323	48,825	7,687	81,148	88,835	—

Sweden:
Haninge AB Distribution Center (d)	1		1,889	—	14,745	1,963	14,671	16,634	—	2006
Gothenburg Distribution Center (d)	1		3,631	—	20,585	3,631	20,585	24,216	—	2007

Total Sweden	2		5,520	—	35,330	5,594	35,256	40,850	—

United Kingdom:
Campbell Road Distribution Center (d)	1		7,391	—	20,415	12,002	15,804	27,806	—	2004
Corby Distribution Center (d)	1		1,968	—	14,179	1,968	14,179	16,147	—	2007
Coventry Distribution Center (d)	1		4,322	—	9,416	4,322	9,416	13,738	—	2007
Didcot Distribution Center (d)	1		9,512	—	13,935	10,858	12,589	23,447	—	2005
Fort Dunlop Distribution Center (d)	1		6,640	—	1,429	8,066	3	8,069	—	2001
Hayes Distribution Center (d)	4		29,302	—	33,562	29,496	33,368	62,864	—	2006, 2007
Hemel Hempstead (d)	1		15,345	—	13,647	15,345	13,647	28,992	—	2007
Houghton Main Distribution Center (d)	1		8,993	—	34,198	9,243	33,948	43,191	—	2006
North Kettering Business Park (d)	2		22,367	—	36,219	22,367	36,219	58,586	—	2007
Peterborough Distribution Center (d)	2		25,283	—	58,325	26,071	57,537	83,608	—	2006, 2007

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Pineham Distribution Center (d)	1		32,318	—	52,721	32,318	52,721	85,039	—	2007
Stafford Distribution Center (d)	3		17,412	—	30,808	17,623	30,597	48,220	—	2006, 2007
Wellingborough Distribution Center (d)	1		18,071	—	38,768	18,071	38,768	56,839	—	2007

Total United Kingdom	20		198,924	—	357,622	207,750	348,796	556,546	—

Subtotal European Markets	100		347,601	291,772	1,176,058	368,866	1,446,565	1,815,431	(2,618)

Asian Markets
China:
Beijing Airport Phase I (d)	2		—	14,133	—	—	14,133	14,133	(534)	2007
Guangzhou Baopu Distribution Center (d)	5		—	23,190	1,711	—	24,901	24,901	(1,190)	2006
Guangzhou Distribution Center (d)	1		—	—	4,318	—	4,318	4,318	(276)	2005
ProLogis Park Chongqing (d)	1		—	4,020	—	—	4,020	4,020	(64)	2007
ProLogis Park Dalian Port (d)	3		—	4,588	—	—	4,588	4,588	(223)	2007
ProLogis Park Hangzhou (d)	3		—	12,670	—	—	12,670	12,670	(78)	2007
ProLogis Park Longgang (d)	1		—	14,222	—	—	14,222	14,222	(746)	2007
ProLogis Park Minghang (d)	5		—	13,938	291	—	14,229	14,229	(328)	2006, 2007
ProLogis Park Puyun (d)	2		—	—	10,683	—	10,683	10,683	(658)	2006
ProLogis Park Quindao Chengyang (d)	2		—	5,706	—	—	5,706	5,706	(49)	2007
ProLogis Park TEDA (d)	6		—	23,958	—	—	23,958	23,958	(205)	2007
ProLogis Park Xujing (d)	4		—	6,954	—	—	6,954	6,954	—	2007
ProLogis Park Yunpu (d)	1		—	5,913	—	—	5,913	5,913	(124)	2007
Qingdao Airport West (d)	8		—	18,441	—	—	18,441	18,441	—	2007
Sanshan Distribution Center (d)	1		—	5,953	—	—	5,953	5,953	(28)	2007
Taopu Distribution Center (d)	5		—	—	21,538	—	21,538	21,538	(1,751)	2005, 2006

Total China	50		—	153,686	38,541	—	192,227	192,227	(6,254)

Japan:
ProLogis Park Aichi Distribution Center (d)	1		26,362	—	65,796	26,362	65,796	92,158	—	2007
ProLogis Park Amagasaki (d)	1		34,499	—	93,008	37,000	90,507	127,507	—	2006
ProLogis Parc Hayashima II (d)	1		5,768	—	11,429	5,768	11,429	17,197	—	2007
ProLogis Park Osaka II (d)	1		30,630	—	136,822	30,630	136,822	167,452	—	2007
ProLogis Park Sugito II (d)	1		27,035	—	89,195	27,035	89,195	116,230	—	2007
ProLogis Park Tsumori (d)	1		9,281	5,513	1,703	9,870	6,627	16,497	—	2006
Tomisato Distribution Center (d)	1		8,777	—	20,707	8,777	20,707	29,484	—	2007

Total Japan	7		142,352	5,513	418,660	145,442	421,083	566,525	—

Korea:
ProLogis Park Deokpyung (d)	1		5,062	9,253	1,595	5,036	10,874	15,910	—	2006
ProLogis Park Yongin (d)	1		8,871	6,513	—	8,871	6,513	15,384	(109)	2007

Total Korea	2		13,933	15,766	1,595	13,907	17,387	31,294	(109)

Subtotal Asian Markets	59		156,285	174,965	458,796	159,349	630,697	790,046	(6,363)

Total Industrial Operating Properties (d)	1,378		2,134,133	5,471,760	3,394,186	2,200,761	8,799,318	11,000,079	(1,355,124)

Retail Operating Properties
Austin, Texas
Mueller Regional Retail (d)	5		7,008	—	28,065	7,007	28,066	35,073	—	2007

Total Austin, Texas	5		7,008	—	28,065	7,007	28,066	35,073	—

Los Angeles / Orange County, California
Newport Retail Center	1		4,478	10,450	—	4,478	10,450	14,928	(608)	2005
Woodland Retail Center	3		10,376	24,208	164	10,375	24,373	34,748	(1,418)	2005

Total Los Angeles / Orange County, California	4		14,854	34,658	164	14,853	34,823	49,676	(2,026)

San Francisco (East Bay), California
EB Bridge Shopping Center	8	(e)(g)	23,042	81,693	—	23,042	81,693	104,735	(5,546)	2005
Granada Shopping Center	1		2,604	9,232	24	2,604	9,256	11,860	(539)	2005

Total San Francisco (East Bay), California	9		25,646	90,925	24	25,646	90,949	116,595	(6,085)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

San Francisco (South Bay), California
Pacific Commons Retail Center (d)	13		27,669	62,358	37,049	29,940	97,136	127,076	(3,402)	2005, 2006

Total San Francisco (South Bay), California	13		27,669	62,358	37,049	29,940	97,136	127,076	(3,402)

Total Retail Operating Properties	31		75,177	187,941	65,302	77,446	250,974	328,420	(11,513)

Total Operating Properties	1,409		2,209,310	5,659,701	3,459,488	2,278,207	9,050,292	11,328,499	(1,366,637)

Properties Under Development(o)

North American Markets:
United States:
Austin, Texas
Walnut Creek Corporate Center	2		837	—	167	1,004	—	1,004	—	2007

Total Austin, Texas	2		837	—	167	1,004	—	1,004	—

Chicago, Illinois
Elk Grove Distribution Center	1		11,912	—	—	11,912	—	11,912	—	2007
Minooka Distribution Center	1		1,589	—	10,809	12,398	—	12,398	—	2007

Total Chicago, Illinois	2		13,501	—	10,809	24,310	—	24,310	—

Cincinnati, Ohio
Park I-275	1		3,809	—	9,032	12,841	—	12,841	—	2007

Total Cincinnati, Ohio	1		3,809	—	9,032	12,841	—	12,841	—

Dallas/Fort Worth, Texas
Lancaster Distribution Center	1		2,509	—	738	3,247	—	3,247	—	2007
Mesquite Distribution Center	1		1,201	—	360	1,561	—	1,561	—	2007
Northgate Distribution Center	1		—	—	11,586	11,586	—	11,586	—	2006

Total Dallas/Fort Worth, Texas	3		3,710	—	12,684	16,394	—	16,394	—

Houston, Texas
Northpark Distribution Center	3		3,380	—	12,030	15,410	—	15,410	—	2007

Total Houston, Texas	3		3,380	—	12,030	15,410	—	15,410	—

I-81 Corridor, Pennsylvania
Park 33 Distribution Center	1		12,557	—	1,037	13,594	—	13,594	—	2007

Total I-81 Corridor, Pennsylvania	1		12,557	—	1,037	13,594	—	13,594	—

Louisville, Kentucky
Cedar Grove Distribution Center	1		—	—	12,252	12,252	—	12,252	—	2007

Total Louisville, Kentucky	1		—	—	12,252	12,252	—	12,252	—

Nashville, Tennessee
Interchange City Distribution Center	1		2,834	—	8,574	11,408	—	11,408	—	2007

Total Nashville, Tennessee	1		2,834	—	8,574	11,408	—	11,408	—

New Jersey
Port Reading Business Park	1		—	—	434	434	—	434	—	2006

Total New Jersey	1		—	—	434	434	—	434	—

Portland, Oregon
PDX Corp Center North Phase II	1		4,893	—	6,923	11,816	—	11,816	—	2007

Total Portland, Oregon	1		4,893	—	6,923	11,816	—	11,816	—

San Francisco (Central Valley), California
Duck Creek Distribution Center	1		—	—	24,431	24,431	—	24,431	—	2007

Total San Francisco (Central Valley), California	1		—	—	24,431	24,431	—	24,431	—

Seattle, Washington
ProLogis Park SeaTac	2		10,873	—	9,644	20,517	—	20,517	—	2007

Total Seattle, Washington	2		10,873	—	9,644	20,517	—	20,517	—

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Southern California
Haven Distribution Center	6		97,046	—	53,047	150,093	—	150,093	—	2007
Kaiser Distribution Center	1		—	—	783	783	—	783	—	2007
Carson Distribution Center	1		17,451	—	139	17,590	—	17,590	—	2007

Total Southern California	8		114,497	—	53,969	168,466	—	168,466	—

South Florida
Pompano Beach Distribution Center	3		11,132	—	3,306	14,438	—	14,438	—	2007
Sawgrass Distribution Center	2		9,939	—	80	10,019	—	10,019	—	2007

Total South Florida	5		21,071	—	3,386	24,457	—	24,457	—

Tampa, Florida
Sabal Park Distribution Center	1		512	—	5,910	6,422	—	6,422	—	2007

Total Tampa, Florida	1		512	—	5,910	6,422	—	6,422	—

Mexico:
Guadalajara
El Salto Distribution Center	2		4,246	—	94	4,340	—	4,340	—	2007

Total Guadalajara, Mexico	2		4,246	—	94	4,340	—	4,340	—

Juarez
Del Norte Industrial Center II	2		932	—	5,387	6,319	—	6,319	—	2007
Salvarcar Industrial Center II	2		2,426	—	6,131	8,557	—	8,557	—	2007

Total Juarez, Mexico	4		3,358	—	11,518	14,876	—	14,876	—

Mexico City
Puente Grande Distribution Center	2		14,536	—	11,764	26,300	—	26,300	—	2007

Total Mexico City, Mexico	2		14,536	—	11,764	26,300	—	26,300	—

Monterrey
Monterrey Airport	2		6,721	—	6,886	13,607	—	13,607	—	2007

Total Monterrey, Mexico	2		6,721	—	6,886	13,607	—	13,607	—

Reynosa
El Puente Industrialustrial Center	2		1,992	—	4,936	6,928	—	6,928	—	2007
Pharr Bridge Industrial Center	3		4,150	—	4,327	8,477	—	8,477	—	2007

Total Reynosa, Mexico	5		6,142	—	9,263	15,405	—	15,405	—

Tijuana
ProLogis Park Alamar	3		17,964	—	13,993	31,957	—	31,957	—	2007

Total Tijuana, Mexico	3		17,964	—	13,993	31,957	—	31,957	—

Canada:
Toronto
Mississauga Gateway Center	3		19,634	—	35,976	55,610	—	55,610	—	2006

Total Toronto, Canada	3		19,634	—	35,976	55,610	—	55,610	—

Subtotal North American Markets	54		265,075	—	260,776	525,851	—	525,851	—

European Markets:
Belgium:
Willebroek Distribution Center	1		3,369	—	1,692	5,061	—	5,061	—	2007

Total Belgium	1		3,369	—	1,692	5,061	—	5,061	—

Czech Republic:
Stenovice Distribution Center	2		3,484	—	15,530	19,014	—	19,014	—	2007
Ostrava Distribution Center	2		7,549	—	28,423	35,972	—	35,972	—	2007
Uzice Distribution Center	1		2,798	—	7,674	10,472	—	10,472	—	2007

Total Czech Republic	5		13,831	—	51,627	65,458	—	65,458	—

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

France:
Avignon Distribution Center	2		3,292	—	12,529	15,821	—	15,821	—	2007
Le Havre Distribution Center	1		467	—	12,122	12,589	—	12,589	—	2007
Moissy Cramayel Distribution Center	3		7,522	—	25,884	33,406	—	33,406	—	2007
Poitiers Distribution Center	1		6,487	—	777	7,264	—	7,264	—	2007
Rennes Distribution Center	1		614	—	752	1,366	—	1,366	—	2007
Strasbourg Distribution Center	2		—	—	11,095	11,095	—	11,095	—	2007

Total France	10		18,382	—	63,159	81,541	—	81,541	—

Germany:
Borken Distribution Center	1		2,731	—	14,117	16,848	—	16,848	—	2007
Bremen Distribution Center	1		2,045	—	386	2,431	—	2,431	—	2007
Emmerich Distribution Center	1		11,548	—	9,008	20,556	—	20,556	—	2007
Heilbronn Distribution Center	1		2,985	—	43	3,028	—	3,028	—	2007
Herford Distribution Center	1		1,093	—	4,001	5,094	—	5,094	—	2007
Herten Distribution Center	1		3,043	—	4,092	7,135	—	7,135	—	2007
Herten Distribution Center	1		4,426	—	12,225	16,651	—	16,651	—	2007
Kolleda Distribution Center	2		—	—	4,837	4,837	—	4,837	—	2007
Malsch Distribution. Center	1		3,900	—	10,136	14,036	—	14,036	—	2007
Munich Distribution Center	1		13,295	—	546	13,841	—	13,841	—	2007
Neu Wulmstorf Distribution Center	1		4,720	—	276	4,996	—	4,996	—	2007
Unna Distribution Center	1		4,236	—	5,229	9,465	—	9,465	—	2007
Wetzlar Distribution Center	1		4,330	—	2,420	6,750	—	6,750	—	2007

Total Germany	14		58,352	—	67,316	125,668	—	125,668	—

Hungary:
Batta Distribution Center	2		2,420	—	1,805	4,225	—	4,225	—	2007
Budapest Park	1		1,184	—	7,079	8,263	—	8,263	—	2007
Budapest-Sziget Distribution Center	1		1,212	—	6,821	8,033	—	8,033	—	2007

Total Hungary	4		4,816	—	15,705	20,521	—	20,521	—

Italy:
Rome Distribution Center	1		3,878	—	14,703	18,581	—	18,581	—	2007

Total Italy	1		3,878	—	14,703	18,581	—	18,581	—

Netherlands:
Etten-Leur Distribution Center	1		3,028	—	3,731	6,759	—	6,759	—	2007
Venlo Distribution Center	1		3,668	—	1,669	5,337	—	5,337	—	2007

Total Netherlands	2		6,696	—	5,400	12,096	—	12,096	—

Poland:
Bedzin Distribution Center	3		4,215	—	9,042	13,257	—	13,257	—	2007
Chorzow Distribution Center	1		1,508	—	3,714	5,222	—	5,222	—	2006
Gdansk Distribution Center	1		1,854	—	1,063	2,917	—	2,917	—	2007
Janki Distribution Center	2		7,841	—	30,034	37,875	—	37,875	—	2006, 2007
Nadarzyn Distribution Center	1		526	—	2,775	3,301	—	3,301	—	2007
Piotrkow Distribution Center	2		2,690	—	(884)	1,806	—	1,806	—	2007
Piotrkow II Distribution Center	1		899	—	201	1,100	—	1,100	—	2007
Sochaczew Distribution Center	2		710	—	2,987	3,697	—	3,697	—	2007
Szczecin Distribution Center	1		3,327	—	4,618	7,945	—	7,945	—	2007
Warsaw II Distribution Center	4		5,668	—	19,923	25,591	—	25,591	—	2006, 2007
Wroclaw III Distribution Center	2		2,711	—	26,263	28,974	—	28,974	—	2007
Wroclaw IV Distribution Center	1		793	—	6,850	7,643	—	7,643	—	2007

Total Poland	21		32,742	—	106,586	139,328	—	139,328	—

Romania:
Bucharest Distribution Center	2		3,735	—	6,458	10,193	—	10,193	—	2007

Total Romania	2		3,735	—	6,458	10,193	—	10,193	—

Slovakia:
Galanta Distribution Center	3		10,837	—	1,501	12,338	—	12,338	—	2007
Novo Mesto Distribution Center	1		2,145	—	16,096	18,241	—	18,241	—	2007

Total Slovakia	4		12,982	—	17,597	30,579	—	30,579	—

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Spain:
Massalaves Distribution Center	1		2,518	—	350	2,868	—	2,868	—	2006
Tarancon Distribution Center	2		7,737	—	13,195	20,932	—	20,932	—	2006, 2007
Zaragoza Distribution Center	1		7,891	—	16,496	24,387	—	24,387	—	2007

Total Spain	4		18,146	—	30,041	48,187	—	48,187	—

Sweden:
Arlanda Distribution Center	1		3,349	—	428	3,777	—	3,777	—	2007
Gothenburg Distribution Center	1		1,135	—	76	1,211	—	1,211	—	2007

Total Sweden	2		4,484	—	504	4,988	—	4,988	—

United Kingdom:
Pineham Distribution Center	2		24,112	—	4,571	28,683	—	28,683	—	2007
Crewe Distribution Center	1		14,809	—	3,564	18,373	—	18,373	—	2007
Glasshoughton Distribution Center	1		9,028	—	3,252	12,280	—	12,280	—	2007
Cabot Park Distribution Center	2		23,488	—	55,644	79,132	—	79,132	—	2007
Campbell Road Distribution Center	2		15,003	—	6,048	21,051	—	21,051	—	2007
Midpoint Park	2		38,150	—	6,327	44,477	—	44,477	—	2007

Total United Kingdom	10		124,590	—	79,406	203,996	—	203,996	—

Subtotal European Markets	80		306,003	—	460,194	766,197	—	766,197	—

Asian Markets:
China:
Beijing Airport Phase I	2		6,590	—	3,653	10,243	—	10,243	—	2007
Guangzhou Distribution Center	1		—	—	643	643	—	643	—	2007
ProLogis Bonded Park Guangzhou	1		909	—	207	1,116	—	1,116	—	2007
ProLogis Park Dalian Port	1		132	—	2,348	2,480	—	2,480	—	2007
ProLogis Park Foshan Shunde	1		909	—	207	1,116	—	1,116	—	2007
ProLogis Park Hangzhou	3		2,267	—	203	2,470	—	2,470	—	2007
ProLogis Park Hongqiao West	2		13,214	—	451	13,665	—	13,665	—	2007
ProLogis Park Nanjing	2		1,012	—	4,645	5,657	—	5,657	—	2007
ProLogis Park Qianwan	2		5,211	—	83	5,294	—	5,294	—	2007
ProLogis Park Shanghai Fengcheng	2		4,209	—	203	4,412	—	4,412	—	2007
ProLogis Park Tianjin Airport	2		1,374	—	5,925	7,299	—	7,299	—	2007
ProLogis Park Tongzhou	2		4,180	—	4,031	8,211	—	8,211	—	2007
ProLogis Park Wuxi New Distribution Center	2		2,606	—	525	3,131	—	3,131	—	2007
ProLogis Park Yunpu	2		—	—	209	209	—	209	—	2007
Qingdao Airport West	1		306	—	206	512	—	512	—	2007
Sanshan Distribution Center	3		2,643	—	10,022	12,665	—	12,665	—	2006
Songjiang Distribution Center	2		4,286	—	433	4,719	—	4,719	—	2007

Total China	31		49,848	—	33,994	83,842	—	83,842	—

Japan:
Chiba Distribution Center	1		23,862	—	39,919	63,781	—	63,781	—	2006
Iwanuma I Distribution Center	1		5,265	—	169	5,434	—	5,434	—	2007
Koriyama I Distribution Center	1		6,052	—	360	6,412	—	6,412	—	2007
Misato II Distribution Center	1		45,299	—	11,014	56,313	—	56,313	—	2007
ProLogis Park Ichikawa	2		94,632	—	49,938	144,570	—	144,570	—	2006, 2007
ProLogis Park Ichikawa II	1		48,629	—	857	49,486	—	49,486	—	2007
ProLogis Park Komaki	1		35,712	—	35,854	71,566	—	71,566	—	2007
ProLogis Park Maishima III	1		19,640	—	69,784	89,424	—	89,424	—	2007
ProLogis Park Narita III	1		19,630	—	33,172	52,802	—	52,802	—	2006
Tosu I Distribution Center	1		13,778	—	39,869	53,647	—	53,647	—	2007

Total Japan	11		312,499	—	280,936	593,435	—	593,435	—

Korea:
ProLogis Park Icheon	1		3,871	—	5,114	8,985	—	8,985	—	2007

Total Korea	1		3,871	—	5,114	8,985	—	8,985	—

Subtotal Asian Markets	43		366,218	—	320,044	686,262	—	686,262	—

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2007
(In thousands of dollars, as applicable)

			Initial Cost to			Gross Amounts At Which Carried
			ProLogis		Costs Capitalized	as of December 31, 2007			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Retail and Mixed-use Properties Under Development
Austin, Texas
Mueller Regional Retail	1		2,512	—	149	2,661	—	2,661	—	2007
TC-9 Seton	1		1,282	—	1,285	2,567	—	2,567	—	2007

Total Austin, Texas	2		3,794	—	1,434	5,228	—	5,228	—

San Francisco (South Bay), California
Pacific Commons Retail Center	1		475	—	2,272	2,747	—	2,747	—	2007

Total San Francisco (South Bay), California	1		475	—	2,272	2,747	—	2,747	—

Total Retail and Mixed-use Properties Under Development	3		4,269	—	3,706	7,975	—	7,975	—

Total Properties Under Development 9 (o)	180		941,565	—	1,044,720	1,986,285	—	1,986,285	—

GRAND TOTAL			$3,150,875	$5,659,701	$4,504,208	$4,264,492	$9,050,292	$13,314,784	$(1,366,637)

Schedule III - Footnotes
 As of December 31, 2007

(a) Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of
December 31, 2007 (in thousands):

Total per Schedule III	13,314,784
Land held for development	2,152,960
Land subject to ground leases and other	458,782	(e)(g)
Other investments	652,319	(h)

Total per consolidated balance sheet	16,578,845	(i)

(b) The tax basis at 12/31/2007 of our real estate assets for federal income tax purposes was approximately $11,925,785,000

(c) Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheets as of December 31, 2007 (in thousands):

Total accumulated depreciation per Schedule III	1,366,637
Accumulated depreciation on other investments	1,821

Total per Consolidated Balance Sheet	1,368,458

(d) Total operating properties include 249 properties developed or acquired in the CDFS business segment aggregating 56.9 million square feet at a total investment of $3.6 billion. See “Item 1. Business-Operating Segments-Property Operations”.

(e) Properties with an aggregate undepreciated cost of $2,941,340,000 secure $1,294,809,000 of mortgage notes. See Note 13.

(f) With respect to one building, we own only 98,000 square feet or 31% of the building. The remaining portion is owned by the North American Industrial Fund II.

(g) Properties with an aggregate undepreciated cost of $1,015,032,000 secure $32,110,000 of assessment bonds. See Note 13.

(h) Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; (v) cost of land use rights on operating properties in China and (vi) costs related to our corporate office buildings.

(i) A summary of activity for our real estate assets and accumulated depreciation for the three years ended December 31, 2007, 2006 and 2005 is as follows (in thousands of U.S. dollars):

	2007	2006	2005

Real estate assets:
Balance at beginning of year	$13,897,091	$11,875,130	$6,333,731
Acquisitions of operating properties, transfers of
development completions from CIP and
improvements to operating properties	5,407,449	3,345,394	5,414,725
Basis of operating properties disposed of	(4,729,843)	(1,636,116)	(1,188,407)
Change in properties under development balance	1,021,443	80,497	308,642
Change in land held for development balance	755,879	352,039	449,041
Change in land subject to ground leases and other
balance	(13,630)	(320,256)	538,095
Change in capitalized preacquisition costs balance	240,456	200,403	19,303

Balance at end of year	$16,578,845	$13,897,091	$11,875,130

Accumulated Depreciation:
Balance at beginning of year	$1,264,227	$1,118,547	$989,221
Depreciation expense	248,552	248,484	174,244
Balances retired upon disposition of operating properties	(144,321)	(102,804)	(44,918)

Balance at end of year	$1,368,458	$1,264,227	$1,118,547

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ JEFFREY H. SCHWARTZ
Jeffrey H. Schwartz
Chairman, Chief Executive Officer and Trustee

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY H. SCHWARTZ Jeffrey H. Schwartz	Chairman, Chief Executive Officer and Trustee	February 27, 2008

/s/ WALTER C. RAKOWICH Walter C. Rakowich	President, Chief Operating Officer and Trustee	February 27, 2008

/s/ WILLIAM E. SULLIVAN William E. Sullivan	Chief Financial Officer	February 27, 2008

/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Chief Accounting Officer	February 27, 2008

/s/ K. DANE BROOKSHER K. Dane Brooksher	Lead Trustee	February 27, 2008

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Trustee	February 27, 2008

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	February 27, 2008

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Trustee	February 27, 2008

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	February 27, 2008

/s/ NELSON C. RISING Nelson C. Rising	Trustee	February 27, 2008

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	February 27, 2008

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	February 27, 2008

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	February 27, 2008

/s/ ANDREA M. ZULBERTI Andrea M. Zulberti	Trustee	February 27, 2008

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

1.1	—	Sales Agreement dates February 27, 2007, between ProLogis and Cantor Fitzgerald & Co (incorporated by reference to exhibit 1.1 to ProLogis’ Form 10-K for the year ended December 31, 2006).
3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Certificate of Amendment, dated as of May 22, 2002, to Amended and Restated of Declaration of Trust of ProLogis (incorporated by reference to exhibit 99.1 to ProLogis’ Form 8-K dated May 30, 2002).
3.3	—	Amended and Restated Bylaws of ProLogis dated March 15, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 21, 2005).
3.4	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.5	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
3.6	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of May 19, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on May 20, 2005).
3.7	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of July 12, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on July 13, 2005).
3.8	—	Articles Supplementary Reclassifying and Designating Shares of Beneficial Interest of ProLogis as Common Shares of Beneficial Interest (incorporated by reference to exhibit 3.2 to ProLogis’ Form 8-K filed on July 13, 2005).
3.9	—	Amendment to Amended and Restated Bylaws, dated as March 15, 2006 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 17, 2006).
4.1	—	Form of share certificate for common shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001).
4.3	—	8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.4	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.5	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.6	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.7	—	7.95% Note due May 15, 2008 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.8	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.9	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).

4.10	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.11	—	Collateral Trust Indenture, dated as of July 22, 1993, between Krauss/Schwartz Properties, Ltd. and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 4.10 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.12	—	First Supplement Collateral Trust Indenture, dated as of October 28, 1994, among ProLogis Limited Partnership-IV, Krauss/Schwartz Properties, Ltd., and NationsBank of Virginia, N.A., as Trustee (incorporated by reference to exhibit 10.6 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
4.13	—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.14	—	Form of 7.10% Promissory Note due April 15, 2008 (incorporated by reference to exhibit 4.27 to ProLogis’ Form 10-K for the year ended December 31, 1999).
4.15	—	Form of 5.50% Promissory Note due March 1, 2013 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 2002).
4.16	—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.17	—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).
4.18	—	First Supplemental Indenture, dated as of February 9, 2005, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated February 9, 2005).
4.19	—	Second Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.1 to ProLogis’ Form 8-K filed on November 4, 2005).
4.20	—	Third Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.2 to ProLogis’ Form 8-K filed on November 4, 2005).
4.21	—	Fourth Supplemental Indenture dated as of March 26, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on March 26, 2007).
4.22	—	Fifth Supplemental Indenture dated as of November 8, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on November 7, 2007).
4.23	—	Form of 2.25% Convertible Notes due 2037 (incorporated by reference to exhibit 10.3 to ProLogis’ 10-Q for the quarter ended March 31, 2007).
10.1	—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2	—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.3	—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).

10.4		—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10	.5*	—	Share Option Plan for Outside Trustees (as Amended and Restated Effective September May 18, 2004) (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated May 18, 2003).
10.6		—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus filed January 5, 2007 pursuant to Rule 424(b)(3) with respect to Registration Statement No. 333-102166).
10.7		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-III, dated as of October 28, 1994, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.3 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
10.8		—	Amended and Restated Agreement of Limited Partnership of ProLogis Limited Partnership-IV, dated as of October 28,1994, by and among ProLogis IV, Inc., as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Form 10-Q for the quarter ended September 30, 1994).
10.9		—	Note Purchase Agreement among Meridian and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO),Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ’B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans(I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST &CO), Union Central Life Insurance Company (I/N/O HARE & CO),and Pan-American Life Insurance Company, dated November 15,1997 (incorporated by reference to exhibit 10.66 to Meridian’s Form 10-K for the year ended December 31, 1997).
10.10		—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10	.11*	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10	.12*	—	Amended and Restated Special Equity Agreement between ProLogis and K. Dane Brooksher, dated as of March 5, 2003 (incorporated by reference to exhibit 10.28 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10	.13*	—	Special Equity Agreement between ProLogis and Irving F. Lyons III, dated as of March 5, 2003 (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10.14		—	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P. dated as of August 4, 2004 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2004).
10.15		—	Amended and Restated Security Agency Agreement dated as of October 6, 2005, among Bank of America, N.A., as global administrative agent under the Global Senior Credit Agreement referred to therein, certain other creditors of ProLogis and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on November 4, 2005).

10.16	—	Global Senior Credit Agreement dated as of October 6, 2005, among ProLogis, certain of its subsidiaries, Bank of America, N.A., as global administrative agent, collateral agent, U.S. funding agent, U.S. swing line lender, and a U.S. L/C issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian funding agent and a Canadian L/C issuer, ABN AMRO Bank N.V., as global syndication agent, Euro funding agent, Euro swing line lender, and a Euro L/C issuer, Sumitomo Mitsui Banking Corporation, as a global documentation agent, Yen tranche bookrunner, KRW tranche bookrunner, Yen Funding Agent, KRW funding agent, and a Yen L/C issuer, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as global documentation agents, and the other lenders party thereto Banc of America Securities LLC and ABN AMRO Bank N.V., as global joint lead arrangers and global joint book runners (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on October 12, 2005).
10.17	—	First Amendment to the Amended and Restated Special Equity Agreement dated as of March 5, 2003 by and between ProLogis and K. Dane Brooksher entered into as of September 22, 2005 (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on September 26, 2005).
10.18	—	First Amendment to the Special Equity Agreement dated as of March 5, 2003 by and between ProLogis and Irving F. Lyons III entered into as of September 22, 2005 (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on September 26, 2005).
10.19	—	Amendment, dated as of May 2, 2005, to Note Purchase Agreement among ProLogis (as successor by merger to Meridian Industrial Trust, Inc., a Maryland corporation) and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ‘B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on May 2, 2005).
10.20	—	Forms of Executive Protection Agreements entered into between ProLogis and Jeffrey H. Schwartz and Walter C. Rakowich (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on March 21, 2005).
10.21	—	Forms of Executive Protection Agreements entered into between ProLogis and Robert J. Watson, Steven K. Meyer, Edward S. Nekritz and William E. Sullivan (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on March 21, 2005).
10.22	—	Forms of Executive Protection Agreements entered into between ProLogis and M. Gordon Keiser, Jr., Paul C. Congelton, Masato Miki, Miki Yamada and Ming Z. Mei (incorporated by reference to Exhibit 10.3 to ProLogis’ Form 8-K filed on March 21, 2005).
10.23	—	First Amendment to Global Senior Credit Agreement, dated as of June 27, 2006, among ProLogis, certain of its subsidiaries, Bank of America, N.A., as Global Administrative Agent, Collateral Agent, U.S. Funding Agent, U.S. Swing Line Lender, and a U.S. L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Funding Agent and a Canadian L/C Issuer, ABN AMRO Bank N.V., as Global Syndication Agent, Euro Funding Agent, Euro Swing Line Lender, and a Euro L/C Issuer, Sumitomo Mitsui Banking Corporation, as a Global Documentation Agent, Yen Tranche Bookrunner, KRW Tranche Bookrunner, Yen Funding Agent, KRW Funding Agent, and a Yen L/C Issuer, Bank of America, N.A., acting through its Shanghai Brach, as RMB Funding Agent, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as Global Documentation Agents, the other lenders party thereto and Banc of America Securities LLC and ABN AMRO Bank N.V., as Global Joint Lead Arrangers and Global Joint Book Runners (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on July 3, 2006).
10.24	—	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on June 2, 2006).

10.25		—	Amended and Restated Employment Agreement, dated May 26, 2006, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on June 2, 2006).
10.26		—	Executive Protection Agreement, dated May 31, 2006, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on June 2, 2006).
10	.27*	—	Amended and Restated Employment Agreement, dated February 6, 2008, entered into between ProLogis and Walter C. Rakowich (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on February 7, 2008).
10	.28*	—	First Amendment to Amended and Restated Employment Agreement, dated May 26, 2007, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on September 25, 2007).
10	.29*	—	Advisory Agreement, dated May 15, 2007, entered into between ProLogis and K. Dane Brooksher (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 2007).
12.1		—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2		—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1		—	Subsidiaries of ProLogis.
23.1		—	Consent of KPMG LLP.
31.1		—	Certification of Chief Executive Officer.
31.2		—	Certification of Chief Financial Officer.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		—	Limited Liability Company Agreement of CSI/Frigo LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.5 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.2		—	Promissory Note from CSI/Frigo LLC dated January 5, 2001(incorporated by reference to exhibit 99.6 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.3		—	Promissory Note from K. Dane Brooksher dated July 18, 2000 to GoProLogis Incorporated (incorporated by reference to exhibit 99.8 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.4		—	Option agreement dated July 18, 2000 among GoProLogis Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.9 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.5		—	Promissory Note from K. Dane Brooksher dated September 20, 2000 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.6		—	Promissory Note from K. Dane Brooksher dated January 4, 2001 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.11 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.7		—	Option Agreement dated September 20, 2000 among ProLogis Broadband(1) Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.12 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.8		—	Purchase and Sale Agreement dated October 23, 2002, between CSI/Frigo LLC and ProLogis (incorporated by reference to exhibit 99.14 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.9		—	Promissory Note from CSI/Frigo LLC dated October 23, 2002 (incorporated by reference to exhibit 99.15 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.10		—	Registration Rights Agreement dated February 9, 2007, between ProLogis and each of the parties identified therein (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K for the year ended December 31, 2006).

*	Management Contract or Compensatory Plan or Arrangement