Form 10-K/A
period 2007-12-31
PROLOGIS
filed 2008-03-17
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Explanatory Note:

This Annual Report on Form 10-K for ProLogis for the year ended December 31, 2007 is being amended to revise Part II, Item 8 and Part IV, Item 15 to include audited Financial Statements for ProLogis North American Industrial Fund, LP.
PART II

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2007 and 2006, our Consolidated Statements of Earnings, Shareholders’ Equity and Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2007, Notes to Consolidated Financial Statements, Schedule III — Real Estate and Accumulated Depreciation and Financial Statements of ProLogis North American Industrial Fund, LP, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 20 of our Consolidated Financial Statements.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
The following documents are filed as part of this amendment:
(a)	Financial Statements and Schedules:
1. Financial Statements:
See the financial statements identified below.
2. Financial Statement Schedules:
Schedule III — Real Estate and Accumulated Depreciation
All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.
(b)	Exhibits: See the exhibit index on page 94 of this amendment, which is incorporated herein by reference.
(c)	Financial Statements: See Index to Consolidated Financial Statements and Schedule III below, which is incorporated by reference.

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

										p

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

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Consolidated Financial Statements
December 31, 2007 and 2006
(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report
The Partners
ProLogis North American Industrial Fund, LP:
We have audited the accompanying consolidated balance sheets of ProLogis North American Industrial Fund, LP and subsidiaries (the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, partners’ capital and comprehensive loss, and cash flows for the year ended December 31, 2007 and for the period from March 1, 2006 (inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis North American Industrial Fund, LP and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the period from March 1, 2006 (inception) through December 31, 2006 in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Denver, Colorado
March 14, 2008

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Consolidated Balance Sheets
December 31, 2007 and 2006
(In thousands)

	2007	2006
Assets
Real estate	$2,104,928	$1,203,769
Less accumulated depreciation	(63,787)	(19,712)

Net real estate	2,041,141	1,184,057

Cash and cash equivalents	25,989	20,022
Restricted cash	—	838
Accounts receivable	5,431	1,471
Deferred financing costs, net of accumulated amortization of $3,830 and $1,494	13,835	9,264
Other assets, net of accumulated amortization of $18,345 and $6,190	49,214	28,839

Total assets	$2,135,610	$1,244,491

Liabilities and Partners’ Capital
Liabilities:
Secured debt	$1,207,000	$634,000
Unsecured debt (including $2,000 and $3,213 due to partner)	48,300	113,889
Accounts payable and accrued expenses	21,757	12,018
Accrued distributions	20,043	7,265
Other liabilities, net of accumulated amortization of $1,650 and $354	13,388	8,024

Total liabilities	1,310,488	775,196
Partners’ capital	825,122	469,295

Total liabilities and partners’ capital	$2,135,610	$1,244,491

See accompanying notes to consolidated financial statements.

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Consolidated Statements of Earnings
For the year ended December 31, 2007 and the period from March 1, 2006 (inception) through December 31, 2006
(In thousands)

	2007	2006
Income:
Rental income, including straight-lined rents of $3,876 and $1,958	$116,085	$52,274
Rental expense recoveries	33,389	13,679
Interest and other income	1,561	894

Total income	151,035	66,847

Expenses:
Rental expenses	37,580	15,567
Depreciation and amortization	52,414	23,566
Interest expense	58,402	26,385
Other expenses	1,874	832

Total expenses	150,270	66,350

Net earnings	$765	$497

See accompanying notes to consolidated financial statements.

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Consolidated Statements of Partners’ Capital and Comprehensive Loss
For the year ended December 31, 2007 and the period from March 1, 2006 (inception) through December 31, 2006
(In thousands)

	Limited	General
	Partners	Partner	Total
Initial contribution, March 1, 2006	$310,492	$12	$310,504
Additional contributions	194,924	—	194,924

Total contributions	505,416	12	505,428

Comprehensive loss:
Net earnings	497	—	497
Amortization of derivative	26	—	26
Derivative loss	(1,568)	—	(1,568)

Total comprehensive loss	(1,045)	—	(1,045)

Contribution redemption	(11,676)	—	(11,676)
Distributions	(23,411)	(1)	(23,412)

Balance, December 31, 2006	$469,284	$11	$469,295

Contributions	418,899	—	418,899

Comprehensive loss:
Net earnings	765	—	765
Amortization of derivative	275	—	275
Derivative loss	(11,948)	—	(11,948)

Total comprehensive loss	(10,908)	—	(10,908)

Distributions	(52,163)	(1)	(52,164)

Balance, December 31, 2007	$825,112	$10	$825,122

See accompanying notes to consolidated financial statements.

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Consolidated Statements of Cash Flows
For the year ended December 31, 2007 and the period from March 1, 2006 (inception) through December 31, 2006
(In thousands)

	2007	2006
Operating activities:
Net earnings	$765	$497
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of real estate and amortization of leasing commissions	52,414	23,566
Straight-lined rents	(3,876)	(1,958)
Amortization of lease intangibles, net	2,562	1,981
Amortization of deferred financing costs	2,336	1,494
Amortization of derivative	275	26
Provision for doubtful accounts	37	—
Decrease in accounts receivable	1,565	5,911
Increase in other assets	(3,412)	(2,267)
Increase (decrease) in accounts payable and accrued expenses	6,113	(2,172)
Increase in other liabilities	1,856	1,614
Settlement of derivative instrument	(11,948)	(1,568)

Net cash provided by operating activities	48,687	27,124

Investing activities:
Investment in real estate	(827,274)	(1,122,722)
Investment in real estate improvements	(8,352)	(5,677)
Decrease in restricted cash	838	5,107
Master lease agreements	728	193

Net cash used in investing activities	(834,060)	(1,123,099)

Financing activities:
Deferred financing costs incurred	(6,907)	(10,757)
Proceeds from secured debt financing transactions	573,000	634,000
Proceeds from unsecured debt financing transactions	509,947	197,904
Repayment of unsecured debt	(575,536)	(84,015)
Contributions from partners	330,222	406,688
Contribution redemption	—	(11,676)
Distributions to partners	(39,386)	(16,147)

Net cash provided by financing activities	791,340	1,115,997

Net increase in cash and cash equivalents	5,967	20,022
Cash and cash equivalents, beginning of the period	20,022	—

Cash and cash equivalents, end of the period	$25,989	$20,022

Supplemental schedule of noncash investing and financing activities:
Contributions of assets in exchange for limited partner units	$88,677	$98,740
Accrued distributions to partners	$20,043	$7,265

Supplemental disclosure of cash flow information:
Cash paid for interest	$53,244	$21,926
See accompanying notes to consolidated financial statements.

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(1)	Organization

The North American Industrial Fund, LP (the Fund) was formed in February 2006 as an open-ended fund that will own and operate industrial distribution properties in the United States and Canada. The Fund has accepted subscription agreements aggregating $1.43 billion in equity commitments from nine institutional investors (Investors), and a $420 million commitment from ProLogis, a Maryland real estate investment trust (REIT), which acts as the asset and property manager of the Fund and earns fees for these services. As of December 31, 2007, the Investors own approximately 77% of the Fund through limited partner interests and ProLogis owns approximately 23% through its general partner and limited partner interests. The Investors’ equity commitments will be called into the Fund as required to fund investments in real estate or other capital investments, as well as to fund operating cash as needed. The equity commitments expire in February 2009. The Fund has an exclusive right, subject to limited exceptions, to acquire all recently developed facilities in the United States and Canada from ProLogis that meet specific investment criteria as long as the Fund has available capital.
(2)	Summary of Significant Accounting Policies
(a)	Principles of Consolidation

The consolidated financial statements include the assets, liabilities, results of operations, cash flows and changes in partners’ capital and comprehensive loss of the Fund and its wholly owned subsidiaries. These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. All material intercompany accounts and transactions have been eliminated.

(b)	Comparative Reporting Periods

The period from inception (March 1, 2006) to December 31, 2006 may not be directly comparative to the 2007 reporting period that includes a full year of operations. Additionally, in certain instances, items may be reclassified to conform to the 2007 financial statement presentation; however, these reclassifications have no affect on previously reported net earnings.

(c)	Long-Lived Assets

Real estate assets are carried at cost. Costs incurred that are directly associated with the successful acquisition or development of real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in renovating or rehabilitating existing or recently acquired real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in making certain other improvements to the real estate assets are also capitalized; however, costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
The depreciable portions of the Fund’s real estate assets are depreciated on a straight-line basis over their respective estimated useful lives. These useful lives are generally seven years for capital improvements, ten years for standard tenant improvements, and generally 30 years for assets that were developed over five years ago and 40 years for developed properties. Capitalized leasing costs are amortized over the remaining lease term of the respective leases.

Management reviews the real estate assets that it owns for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In management’s opinion, the Fund’s real estate assets are not impaired.

(d)	Cash and Cash Equivalents

The Fund considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturity dates of three months or less to be cash equivalents.

The Fund’s cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. The Fund invests its cash with high-credit quality federally insured institutions. Cash balances with any one institution may be in excess of federally insured limits or may be invested in non-federally insured money market accounts. The Fund has not realized any losses in such cash investments or accounts and believes it is not exposed to any significant credit risk.

(e)	Restricted Cash

At December 31, 2006, restricted cash consists of approximately $338,000 reserved for capital improvements and $500,000 reserved for closing costs. There was no cash restricted at December 31, 2007.

(f)	Deferred Financing Costs

Deferred financing costs consist of amounts paid relative to the issuance of the secured debt and are amortized over the terms of the related loans. Amortization is included in interest expense in the accompanying consolidated statements of earnings. For the periods ended December 31, 2007 and 2006, the Fund amortized approximately $2,336,000 and $1,494,000 of deferred financing costs.
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(g)	Other Assets

Other assets include the following as of December 31 (in thousands):

	2007	2006
In-place leases, net of accumulated amortization of $11,221 and $3,678	$26,583	$17,477
Straight-lined rents	5,834	1,958
Lease intangible assets, net of accumulated amortization of $6,193 and $2,335	11,721	7,448
Leasing commissions, net of accumulated amortization of $931 and $177	3,569	1,465
Prepaid expenses and other assets	1,507	491

Total other assets	$49,214	$28,839

Leasing commissions are amortized to depreciation and amortization over the life of the lease.

(h)	Acquisition of Real Estate

When the Fund acquires real estate, it allocates the purchase price to the various components of the acquisition based upon the fair value of each component in accordance with SFAS No. 141, Business Combinations. It estimates:
•	the fair value of the buildings on an as-if-vacant basis. The fair value allocated to land is generally based on relevant market data;

•	the fair value of in-place leases or the costs to obtain tenants, primarily leasing commissions. These costs are recorded in other assets;

•	the value of lease intangibles (market value of above- and below- market leases) based upon the Fund’s best estimate of current market rents. The value of each lease is recorded in either other assets or other liabilities, as appropriate;

•	the value of all other assumed assets and liabilities based on the best information available.
The Fund amortizes the acquired assets or liabilities as follows:
•	In-place leases are charged to amortization expense over the average remaining estimated life of the lease.

•	Lease intangibles are charged to rental income over the average term of the acquired lease.
At December 31, 2007 and 2006, an intangible asset of approximately $26,583,000 and $17,477,000, respectively, net of accumulated amortization of approximately $11,221,000 and $3,678,000, respectively, has been recorded as the cost of in-place leases. For the periods ended December 31, 2007 and 2006, the Fund recorded amortization expense of approximately $7,555,000 and $3,678,000, respectively.
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
An additional allocation is based on whether the net present value of the acquired leases is favorable or unfavorable relative to market prices. Favorable and unfavorable valuations are classified in other assets and other liabilities, respectively, in the accompanying consolidated balance sheets. These amounts are amortized to rental income over the remaining lease term of the respective leases.

At December 31, 2007 and 2006, intangible assets of approximately $11,721,000 and $7,448,000, respectively, net of accumulated amortization of approximately $6,193,000 and $2,335,000, respectively, has been recorded for the lease intangible assets. For the periods ended December 31, 2007 and 2006, the Fund amortized approximately $3,858,000 and $2,335,000, respectively, related to favorable intangibles.

At December 31, 2007 and 2006, intangible liabilities of approximately $3,436,000 and $2,091,000, respectively, net of accumulated amortization of approximately $1,650,000 and $354,000, respectively, has been recorded as lease intangible liabilities. For the periods ended December 31, 2007 and 2006, the Fund recorded amortization expense of approximately $1,296,000 and $354,000, respectively, related to unfavorable intangibles.

The Fund estimates amortization of in-place leases, lease intangible assets and liabilities over the succeeding five years and thereafter to be as follows (in thousands):

		Lease	Lease
	In-place	intangible	intangible
	leases	assets	liabilities
2008	$9,336	$4,539	$1,551
2009	5,957	2,273	979
2010	4,889	1,807	635
2011	2,853	1,803	48
2012	1,253	827	47
2013 and thereafter	2,295	472	176

	$26,583	$11,721	$3,436

(i)	Other Liabilities

Other liabilities include unearned rent, customer security deposits and lease intangible liabilities.

(j)	Derivative Instruments and Hedging Activities

The Fund accounts for derivatives and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values.

On the date a derivative contract is entered into, the Fund formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Fund also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of derivatives that are highly effective and that qualify as cash flow hedges are recorded in other comprehensive income to the extent that they are effective as a hedge until earnings are affected by the variability in cash flows of the designated hedged item. Any ineffective portion of a derivative is reported in earnings.

(k)	Revenue Recognition

The Fund leases its real estate under operating leases and recognizes the total lease payments provided for under the lease agreements on a straight-line basis over the lease term. A provision for possible loss is made when collection of receivables is considered to be doubtful.

(l)	Rental Expenses

Rental expenses primarily include utilities, repairs and maintenance, property insurance, real estate taxes, management fees paid to ProLogis and costs of certain on-site property management personnel (reimbursed to ProLogis). Under the terms of the respective leases, some or all of the Fund’s rental expenses are recovered from its customers and are recognized as a component of income.

(m)	Income Taxes

The Fund is comprised of a series of separate legal entities that have elected to be taxed as (i) partnerships or (ii) a REIT under the Internal Revenue Code (the Code). Under the Code, a partnership is a flow-through entity and is not subject to federal income tax on its income. A REIT, assuming that it complies with the organization and operational tests provided for in the Code for a REIT, is not subject to federal income tax on its income. As a result, the Fund has not recorded a tax provision for federal income taxes on the financial statements related to the separate activities of the legal entities. If the Fund fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, the Fund may be subject to certain state and local taxes on their own income and property, and to federal income and excise taxes on their undistributed taxable income.

(n)	Recently Issues Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. On February 1, 2008, the FASB issued SFAS Staff Position No. FIN 48-2, Effective Date of SFAS Interpretation No. 48 for Certain Nonpublic Enterprises (FSP FIN48-2). FSP FIN 48-2 postponed the effective date of FIN 48 for nonpublic enterprises included within this FSP’s scope to the annual
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
financial statement for fiscal years beginning after December 15, 2007. The Fund is within the scope of this FSP. Management is currently evaluating the impact the adoption of FIN 48 will have on the Fund’s net assets and results of operations, if any.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. SFAS 157 is effective for the Fund on January 1, 2008. In February 2008, the FASB issued SFAS Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. Fair value measurements identified in FSP FAS 157-2 will be effective for the Fund’s fiscal year beginning January 1, 2009. The Fund does not expect the adoption of SFAS 157 to have a material impact on the Fund’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of SFAS Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS 159 are effective for the Fund’s fiscal year beginning January 1, 2008. The Fund does not plan to elect the fair value option provided by SFAS 159.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, any noncontrolling interest in the acquiree and the goodwill acquired. The provisions of SFAS 141R are effective for the Fund’s fiscal year beginning January 1, 2009. The Fund is currently assessing what impact the adoption of SFAS 141R will have on its financial position and results of operations.

(o)	Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(3)	Real Estate

Real estate is comprised of the following as of December 31 (in thousands):

	2007	2006
Improved land	$446,063	$243,146
Building and improvements	1,658,865	960,623

	2,104,928	1,203,769

Less accumulated depreciation	(63,787)	(19,712)

Net real estate	$2,041,141	$1,184,057

At December 31, 2007, the Fund’s real estate consists of 217 operating properties and aggregate approximately 37,187,651 square feet. All properties, except one, were acquired from ProLogis. The Fund’s financial results are affected by a wide variety of factors, which include the concentration of the Fund’s investment in the Inland Empire Market in California. The Fund has six buildings in the Inland Empire representing approximately 12% of the Fund’s net real estate assets (sq. feet).

ProLogis is obligated to reimburse the Fund under master lease agreements for certain free rental periods and vacant spaces in properties that were acquired from ProLogis. For the periods ended December 31, 2007 and 2006, the Fund recorded, as a reduction in the Fund’s cost basis of the acquired real estate, $536,000 and $385,000, respectively, related to master lease agreements. The Fund received cash under these agreements for the periods ended December 31, 2007 and 2006, of approximately $728,000 and $193,000, respectively, and recorded a receivable from ProLogis of approximately $192,000 at December 31, 2006. There was no receivable recorded at December 31, 2007.

The Fund leases all of its properties to customers under agreements, which are classified as operating leases. As of December 31, 2007, minimum lease payments receivable on leases with lease periods greater than one year are as follows (in thousands):

2008	$141,878
2009	118,102
2010	96,180
2011	69,609
2012	49,855
2013 and thereafter	113,814

$589,438

The schedule does not reflect future rental revenues from the renewal or replacement of existing leases and excludes reimbursements of property operating expenses. As of December 31, 2007 and 2006, the Fund’s average remaining lease term is 4 years.
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(4)	Debt
(a)	Secured Debt

Secured debt consists of the following as of December 31 (in thousands):

		Fixed
Principal balance	Principal balance	Interest	Maturity
2007 (1)	2006 (1)	Rate	Date
$190,000	$190,000	5.05%	02/01/11
164,827	164,827	5.20	04/01/16
120,173	120,173	5.20	04/01/16
77,500	77,500	6.04	10/01/16
81,500	81,500	5.86	12/01/16
94,000	—	5.27	04/01/17
52,000	—	5.78	10/01/12
26,000	—	6.23	10/01/12
189,000	—	6.22	12/01/17
111,000	—	6.30	12/01/17
80,800	—	6.12	01/01/18
20,200	—	6.12	01/01/18

$1,207,000	$634,000

(1)	The debt is secured by real estate with a carrying value in thousands of approximately $1,837,670 and $1,000,470 at December 31, 2007 and 2006, respectively. All notes are interest only with principal due at maturity.
The aggregate maturities of secured debt for each of five years subsequent to December 31, 2007 are as follows (in thousands):

Principal
balance
2008	$—
2009	—
2010	—
2011	190,000
2012	78,000
2013 and thereafter	939,000

$1,207,000

(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(b)	Unsecured Debt

On December 6, 2007, the Fund entered into a short-term loan arrangement in the amount of $46,300,000 that matures on April 6, 2008. Proceeds from the loan were used to acquire the December contribution of real estate. Interest payments are based on the 30-day London Interbank Offered Rate (LIBOR) rate; the effective interest rate as of December 31, 2007 was 5.8%. Management expects to extend the maturity date of the short-term loan arrangement or refinance this debt with secured financing during 2008. If unable to extend or refinance, the Fund has the ability to call equity to pay off the debt.

On September 28, 2006, the Fund entered into a short-term loan arrangement with ProLogis for an amount not to exceed $6,000,000. The loan matures on September 28, 2008. Proceeds of $6,000,000 were used during the year ended December 31, 2007 to construct a 79,984 square foot expansion of the Brookridge Distribution Center #1 that was completed in April of 2007. The Fund repaid $4,000,000 of the proceeds during the year ended December 31, 2007. Interest payments are based on the 90-day LIBOR rate; the effective interest rate as of December 31, 2007 was 6.44%.

On December 20, 2006, the Fund entered into a short-term loan arrangement in the amount of $17,400,000. Proceeds from the loans were used to acquire real estate. Interest payments are based on the 30-day LIBOR rate; the effective interest rate as of December 31, 2006 was 5.9%. On September 27, 2007, the Fund repaid the loan with net proceeds from permanent financing placed with Allstate Life Insurance Company and Reliastar Life Insurance Company.

In October of 2006, the Fund entered into short-term loan arrangements for $177,291,000. Proceeds from the loans were used to acquire real estate. In November of 2006, the Fund repaid approximately $84,015,000 of the October borrowings with net proceeds from permanent financing placed with Harford Life Insurance Company and funds released from escrow. Interest payments were based on the 30-day LIBOR rate; the effective interest rate as of December 31, 2006 was 5.9%. On March 12, 2007, the Fund repaid the remaining portion of the loan with net proceeds from permanent financing placed with Massachusetts Mutual Life Insurance Company.

(c)	Interest Expense

For the periods ended December 31, 2007 and 2006, the Fund recorded interest expense of approximately $58,402,000 and $26,385,000, respectively, for all debt instruments, special assessment bonds, and the amortization of deferred loan fees and derivatives (see note 8). For the periods ended December 31, 2007 and 2006, the Fund recorded capitalized interest of approximately $126,000 and $31,000, respectively.
(5)	Partners’ Capital

At December 31, 2007, the Fund had outstanding 912,639 limited partner units and 12 general partner units. All limited partner units are issued at $1,000 per unit until the earlier of the date upon which all equity commitments are received by the Fund, or February 28, 2009 (the Initial Subscription Period). After the Initial Subscription Period, units shall be issued at the Fund’s net asset value per unit, as defined.

The Fund will pay distributions to its partners in accordance with the provisions of the Amended and Restated Limited Partnership Agreements of ProLogis North American Industrial Fund, LP and its
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
subsidiaries (the Agreements). The Agreements provide for distributions to partners of Net Cash Flow, as defined, based on their weighted average ownership interest during the applicable quarter. Profits and losses are allocated to the partners in accordance with their respective percentage ownership interest, and upon ProLogis earning its incentive performance participation. Profits and losses are allocated based upon an as-liquidated basis calculated from current net asset values. Distributions of approximately $39,386,000 and $16,147,000 were paid during the periods ended December 31, 2007 and 2006, respectively. On December 31, 2007 and 2006, the Fund declared and accrued a distribution of approximately $20,043,000 and $7,265,000, respectively.

On March 1, 2006, the Fund issued 11,676 Bridge Units (the Bridge Units) to ProLogis at $1,000 per unit containing an early redemption feature. On March 31, 2006, the Fund called additional equity from the Investors and redeemed the Bridge Units at the same price.

Investors have the ability to redeem the units at net asset value after February 28, 2008. Except in the case of an early redemption feature as authorized by the general partner, no Investor will be allowed to redeem its units until it has funded its full capital commitment. The Fund has certain restrictions regarding the sale of real estate in order to redeem units, including a limitation on sales over 10% of the gross asset value of its real estate assets in any given year.

(6)	Related Party Transactions

Pursuant to the Agreements, ProLogis and certain affiliates of ProLogis are required to manage the Fund’s financial and operating activities. In exchange for providing research, strategic planning, investment analysis, asset management, leasing, legal and accounting services and day-to-day management of the operations, ProLogis can earn various fees, receive reimbursement for certain expenditures and earn interest on a short-term loan arrangement. For the periods ended December 31, 2007 and 2006, ProLogis earned approximately $11,344,000 and $4,440,000, respectively, related to services provided. The Investors pay an asset management fee directly to ProLogis; therefore, these costs are not reflected in the consolidated financial statements.

(7)	Fair Value of Financial Instruments

Estimates of the fair value of financial instruments have been determined by management using available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and are not necessarily indicative of amounts the Fund would realize upon disposition.

As of December 31, 2007 and 2006, the carrying amounts of certain financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, unsecured debt, and other liabilities, were representative of their fair values because of the short-term maturity of these instruments. As of December 31, 2007 and 2006, the fair value of the Fund’s secured debt is approximately $1,173,704,000 and $624,413,000, based on discounted future cash flows using rates currently available for debt with similar terms and maturities. The decrease in the fair value of the secured debt below the carrying value of approximately $1,207,000,000 and $634,000,000 is a result of a net increase in the interest rates available to the Fund as of December 31, 2007 and 2006, respectively, from the interest rates in effect at the dates of issuance of the secured debt.
(Continued)

PROLOGIS NORTH AMERICAN INDUSTRIAL FUND, LP
Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(8)	Derivative Financial Instruments

On July 7, 2006, the Fund entered into a forward-starting interest rate swap contract with a notional amount of $77,250,000 in anticipation of a future secured debt transaction. This contract qualified for hedge accounting treatment. The swap was terminated on August 9, 2006 when an interest rate was locked for 5.857% on $81,500,000 of 10-year secured debt. The Fund recognized a $1,568,000 unrealized loss in comprehensive loss in partners’ capital at the termination of the contract. Amortization of this amount will be recorded in interest expense in the consolidated statement of earnings over the term of the debt. For the periods ended December 31, 2007 and 2006, the Fund recorded amortization expense of $157,000 and $26,000, respectively.

On June 13, 2007, the Fund entered into forward-starting interest rate swap contracts with a combined notional amount of $275,000,000 in anticipation of a future secured debt transaction. The contracts qualify for hedge accounting treatment. The swaps were terminated in August 2007, when an average interest rate was locked for 6.648%. The Fund recognized a realized loss of approximately $11,948,000 in comprehensive loss in partner’s capital related to the swap contract. Amortization of this amount will be recorded in interest expense in the consolidated statement of earnings over the term of the debt. For the year ended December 31, 2007, the Fund recorded amortization expense of $118,000.

Included in partners’ capital at December 31, 2007 and 2006, is approximately $13,215,000 and $1,542,000, respectively, of accumulated other comprehensive income related to these derivative contracts.

(9)	Contingencies

Environmental Matters

All of the properties owned by the Fund have been subjected to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is management aware of, any environmental liability that management believes would have a material adverse effect on the Fund’s business, financial condition or results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ JEFFREY H. SCHWARTZ
Jeffrey H. Schwartz
Chairman, Chief Executive Officer and Trustee

Date: March 17, 2008

Exhibit Index

Exhibit 23.1	Consent of KPMG LLP
Exhibit 31.1	Certification of Chief Executive Officer, dated March 17, 2008
Exhibit 31.2	Certification of Chief Financial Officer, dated March 17, 2008