Form 10-Q
period 2008-03-31
PROLOGIS
filed 2008-05-06
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes ☐   No ☑
     The number of shares outstanding of the Registrant’s common shares as of May 1, 2008 was 262,152,631.

PROLOGIS

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Revenues:
Rental income	$268,859	$256,549
CDFS disposition proceeds:
Developed and repositioned properties	1,263,413	669,938
Acquired property portfolios	83,332	—
Property management and other fees and incentives	29,490	21,647
Development management and other income	7,157	7,439

Total revenues	1,652,251	955,573

Expenses:
Rental expenses	91,256	67,366
Cost of CDFS dispositions:
Developed and repositioned properties	985,307	438,991
Acquired property portfolios	83,332	—
General and administrative	56,472	48,342
Depreciation and amortization	77,550	77,860
Other expenses	2,470	2,866

Total expenses	1,296,387	635,425

Operating income	355,864	320,148

Other income (expense):
Earnings (losses) from unconsolidated property funds	(18,567)	18,964
Earnings from CDFS joint ventures and other unconsolidated investees	3,272	544
Interest expense	(85,124)	(88,651)
Interest and other income, net	5,616	11,174

Total other income (expense)	(94,803)	(57,969)

Earnings before minority interest	261,061	262,179
Minority interest	(1,106)	(173)

Earnings before certain net losses	259,955	262,006
Foreign currency exchange losses, net	(36,701)	(13,552)

Earnings before income taxes	223,254	248,454

Income taxes:
Current income tax expense	24,832	18,100
Deferred income tax expense	2,500	3,321

Total income taxes	27,332	21,421

Earnings from continuing operations	195,922	227,033
(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Discontinued operations:
Income attributable to disposed properties and assets held for sale	$494	$2,107
Gains recognized on dispositions:
Non-CDFS business assets	3,813	4,964
CDFS business assets	130	8,341

Total discontinued operations	4,437	15,412

Net earnings	200,359	242,445
Less preferred share dividends	6,354	6,354

Net earnings attributable to common shares	194,005	236,091
Other comprehensive income items:
Foreign currency translation gains (losses), net	132,940	(375)
Unrealized losses on derivative contracts, net	(15,508)	(1,435)

Comprehensive income	$311,437	$234,281

Weighted average common shares outstanding — Basic	258,946	254,253

Weighted average common shares outstanding — Diluted	268,131	265,019

Net earnings per share attributable to common shares — Basic:
Continuing operations	$0.73	$0.87
Discontinued operations	0.02	0.06

Net earnings per share attributable to common shares — Basic	$0.75	$0.93

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$0.71	$0.83
Discontinued operations	0.02	0.06

Net earnings per share attributable to common shares — Diluted	$0.73	$0.89

Distributions per common share	$0.5175	$0.46

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Real estate	$16,966,913	$16,578,845
Less accumulated depreciation	1,427,831	1,368,458

	15,539,082	15,210,387
Investments in and advances to unconsolidated investees	2,384,226	2,345,277
Cash and cash equivalents	901,608	418,991
Accounts and notes receivable	373,930	340,039
Other assets	1,430,321	1,389,733
Discontinued operations — assets held for sale	—	19,607

Total assets	$20,629,167	$19,724,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$11,096,922	$10,506,068
Accounts payable and accrued expenses	922,631	933,075
Other liabilities	796,656	769,408
Discontinued operations — assets held for sale	—	424

Total liabilities	12,816,209	12,208,975

Minority interest	92,712	78,661

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2008 and December 31, 2007	125,000	125,000
Common Shares; $0.01 par value; 260,299 shares issued and outstanding at March 31, 2008 and 257,712 shares issued and outstanding at December 31, 2007	2,603	2,577
Additional paid-in capital	6,518,505	6,412,473
Accumulated other comprehensive income	392,754	275,322
Retained earnings	456,384	396,026

Total shareholders’ equity	7,720,246	7,436,398

Total liabilities and shareholders’ equity	$20,629,167	$19,724,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2008	2007
Operating activities:
Net earnings	$200,359	$242,445
Minority interest share in earnings	1,106	173
Adjustments to reconcile net earnings to net cash provided by operating activities:
Straight-lined rents	(6,916)	(13,168)
Cost of share-based compensation awards	7,813	8,909
Depreciation and amortization	77,578	79,696
Share of losses or (equity in earnings) from unconsolidated investees	15,295	(19,508)
Changes in operating receivables and distributions from unconsolidated investees	(287)	10,736
Amortization of deferred loan costs	2,912	2,430
Amortization of debt premium, net	(592)	(3,096)
Gains recognized on dispositions of non-CDFS business assets	(3,813)	(4,964)
Gains recognized on dispositions of CDFS business assets included in discontinued operations	(130)	(8,341)
Unrealized foreign currency exchange losses, net	34,841	7,572
Deferred income tax expense	2,500	3,321
Increase in accounts and notes receivable and other assets	(66,785)	(82,190)
Increase in accounts payable and accrued expenses and other liabilities	84,780	60,535

Net cash provided by operating activities	348,661	284,550

Investing activities:
Real estate investments	(1,588,722)	(1,062,837)
Cash consideration paid in Parkridge acquisition, net of cash acquired	—	(708,085)
Tenant improvements and lease commissions on previously leased space	(13,819)	(15,724)
Recurring capital expenditures	(6,662)	(8,123)
Proceeds from dispositions of real estate assets	1,327,213	760,531
Advances on notes receivable	—	(17,245)
Proceeds from repayment of notes receivable	178	53,623
Investments in and net advances to unconsolidated investees	(28,682)	(32,940)
Return of investment from unconsolidated investees	31,040	26,231

Net cash used in investing activities	(279,454)	(1,004,569)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	97,585	13,463
Distributions paid on common shares	(133,647)	(117,763)
Minority interest contributions (distributions)	13,343	(2,358)
Dividends paid on preferred shares	(6,354)	(6,354)
Debt and equity issuance costs paid	(489)	(7,329)
Net proceeds (payments) from lines of credit and other credit facilities	607,865	(747,233)
Proceeds from issuance of debt to finance Parkridge acquisition	—	600,110
Proceeds from issuance of convertible senior notes `	—	1,228,125
Proceeds from issuance of senior notes, secured and unsecured debt `	642	—
Payments on senior notes, secured debt, unsecured debt and assessment bonds	(177,786)	(164,244)

Net cash provided by financing activities	401,159	796,417

Effect of exchange rate changes on cash	12,251	2,318
Net increase in cash and cash equivalents	482,617	78,716
Cash and cash equivalents, beginning of period	418,991	475,791

Cash and cash equivalents, end of period	$901,608	$554,507

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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2008 and our results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2007 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K, as amended.
     Certain amounts included in the accompanying consolidated financial statements for 2007 have been reclassified to conform to the 2008 financial statement presentation.
     Adoption of New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No.157” (“FSP FAS 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS 157 for financial assets and liabilities, as of January 1, 2008, did not have a material impact on our financial position and results of operations. Fair value measurements identified in FSP FAS 157-2 will be effective for our fiscal year beginning January 1, 2009. We are currently assessing the impact of SFAS 157 for nonfinancial assets and liabilities on our financial position and results of operations.
Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and SFAS 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date. We are currently assessing what impact the adoption of SFAS 141R and SFAS 160 will have on our financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivatives and hedging activities. SFAS 161 will require disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively and will be effective for our fiscal year beginning January 1, 2009, although early adoption is allowed. We are currently assessing what impact the adoption of SFAS 161 will have on our financial statements.
     The FASB has issued proposed FASB Staff Position No. APB-14a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “proposed FSP”) that would require, if ratified, separate accounting for the debt and equity components of convertible instruments. The proposed FSP would require that the value assigned to the debt component would be the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. The proposed FSP, if ratified in its current form, would be effective January 1, 2009 and would be applied retrospectively to both new and existing convertible instruments, including the convertible notes that we issued in March 2007 and November 2007, and would result in us recognizing additional non-cash interest expense of between $55.8 million and $67.1 million per annum. At its March 26, 2008 meeting, the FASB reaffirmed the guidance of the proposed FSP and directed the staff to begin the balloting process for a final FSP, which is expected to be issued in its final form in May 2008.
2. Mergers and Acquisitions:
     In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European developer. The total purchase price was $1.3 billion, which was financed with $733.9 million in cash, $339.5 million of equity (4.8 million common shares valued for accounting purposes at $71.01 per share) and the remainder through the assumption of debt and other liabilities. The cash portion of the acquisition was funded with borrowings under our global senior credit facility (“Global Line”) and a new multi-currency senior unsecured facility.
3. Unconsolidated Investees:
Summary of Investments
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	March 31,	December 31,
	2008	2007
Property funds	$1,735,238	$1,755,113
CDFS joint ventures and other unconsolidated investees	648,988	590,164

Totals	$2,384,226	$2,345,277

Property Funds
     We have recognized fees and incentives and our proportionate share of net earnings or losses, related to our investments in property funds, as follows (in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Earnings (losses) from unconsolidated property funds:
North America	$(17,095)	$5,952
Europe	3,790	8,070
Asia	(5,262)	4,942

Total earnings (losses) from unconsolidated property funds	$(18,567)	$18,964

Property management and other fees and incentives:
North America	$13,788	$9,891
Europe	11,898	9,631
Asia	3,804	2,125

Total property management and other fees and incentives	$29,490	$21,647

     In our CDFS business segment, as further discussed in Note 12, we develop and acquire real estate properties primarily with the intent to contribute the properties to various property funds in which we have an ownership interest and act as manager. Upon contribution of properties to a property fund, we realize a portion of the profits from our CDFS activities while at the same time allowing us to maintain a long-term ownership interest in our CDFS properties. This business strategy also provides liquidity to fund our future development activities and enhances future fee income. We generally receive ownership interests in the property funds (based on our pre-contribution interest) as part of the proceeds generated by the contributions of properties. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager, and earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.
     Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	March 31,	December 31,	March 31,	December 31,
Property Fund	2008	2007	2008	2007
ProLogis California	50.0%	50.0%	$104,744	$106,630
ProLogis North American Properties Fund I	41.3%	41.3%	26,864	27,135
ProLogis North American Properties Fund VI	20.0%	20.0%	37,765	37,218
ProLogis North American Properties Fund VII	20.0%	20.0%	31,681	31,321
ProLogis North American Properties Fund VIII	20.0%	20.0%	14,654	14,982
ProLogis North American Properties Fund IX	20.0%	20.0%	14,071	13,986
ProLogis North American Properties Fund X	20.0%	20.0%	16,211	15,721
ProLogis North American Properties Fund XI	20.0%	20.0%	28,771	30,712
ProLogis North American Industrial Fund (1)	23.2%	23.2%	122,258	104,277
ProLogis North American Industrial Fund II (2)	36.9%	36.9%	247,167	274,238
ProLogis North American Industrial Fund III (3)	20.0%	20.0%	131,232	123,720
ProLogis Mexico Industrial Fund (4)	20.0%	20.0%	56,499	38,085
ProLogis European Properties (“PEPR”)	24.9%	24.9%	452,241	494,593
ProLogis European Properties Fund II (“PEPF II”) (5)	24.5%	24.3%	139,561	158,483
ProLogis Japan Properties Fund I	20.0%	20.0%	104,206	87,663
ProLogis Japan Properties Fund II (6)	20.0%	20.0%	186,791	189,584
ProLogis Korea Fund (7)	20.0%	20.0%	20,522	6,765

Totals			$1,735,238	$1,755,113

(1)	We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund, subject to the property meeting certain leasing and other criteria. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.4 billion from third party investors, of which $671.3 million was unfunded at March 31, 2008. In addition, we are committed to make additional capital contributions in cash of $23.5 million through February 2009 as the fund acquires assets, primarily from us. During the three months ended March 31, 2008, we contributed nine CDFS properties for aggregate proceeds of $203.8 million to the North American Industrial Fund. In connection with the contribution, we advanced the property fund $7.5

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

million that bears interest at the London Interbank Offered Rate (“LIBOR”) plus a margin (3.7% at March 31, 2008) and is expected to be repaid in the second quarter of 2008. For the three months ended March 31, 2008, this property fund had $49.0 million of revenues and $290,000 of both income from continuing operations and net income.

(2)	This property fund was formed in July 2007 through our acquisition of a previously existing property fund.

(3)	We formed this property fund in July 2007 to acquire a portfolio of properties from a third party.

(4)	We are committed to offer to contribute substantially all of the properties we develop and stabilize in Mexico, and in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund, subject to the property meeting certain leasing and other criteria. ProLogis Mexico Industrial Fund made its first acquisitions in September 2007 and has equity commitments of $500.0 million from third party investors, which expire August 2010, of which $311.3 million was unfunded at March 31, 2008. During the three months ended March 31, 2008, we contributed two CDFS properties to this property fund for aggregate proceeds of $27.7 million, including one property that was part of a portfolio of properties acquired in 2006 with the intent to contribute at, or slightly above, our cost. In April 2008, we loaned this property fund $66.8 million to repay bridge financing that matured. The loan bears interest at LIBOR plus a margin and is expected to be repaid in the second quarter of 2008 when the property fund completes its permanent financing.

(5)	Our ownership interest in ProLogis European Properties Fund II (“PEPF II”), which made its first acquisition in September 2007, is 24.5%, which includes a 17.0% direct interest and a 7.5% indirect interest. Our indirect interest is due to our 24.9% investment in PEPR, which owns approximately 30.0% of PEPF II. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe, and in certain circumstances properties we acquire, to PEPF II, subject to the property meeting certain leasing and other criteria. PEPF II has equity commitments from PEPR and third party investors of €2.5 billion ($3.9 billion as of March 31, 2008), which expire in August 2010, of which €1.9 billion ($2.9 billion as of March 31, 2008) was unfunded at March 31, 2008. During the three months ended March 31, 2008, we contributed 27 properties for aggregate proceeds of $777.2 million. This includes three stabilized properties that were part of a portfolio of properties we acquired in February 2007 as part of the Parkridge transaction, as discussed in Note 2, with the intent to contribute to a new property fund at, or slightly above, our cost. In connection with contributions we made in 2007, we advanced PEPF II €25.2 million, which was repaid in the first quarter of 2008.

(6)	We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through September 2010 to ProLogis Japan Properties Fund II, subject to the property meeting certain leasing and other criteria. During the three months ended March 31, 2008, we contributed three properties to this property fund for aggregate proceeds of $332.0 million and the property fund acquired one property from a third party. ProLogis Japan Properties Fund II has an equity commitment of $1.0 billion from our fund partner, which was increased in February 2008 from $600.0 million. This commitment, under which $300.7 million was unfunded at March 31, 2008, expires in September 2010.

(7)	We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea, and in certain circumstances properties we acquire, to ProLogis Korea Fund, which made its first acquisition in July 2007, subject to the property meeting certain leasing and other criteria. During the three months ended March 31, 2008, the property fund acquired four properties from third parties. ProLogis Korea Fund has an equity commitment from our fund partner of $200.0 million that expires in June 2010, of which $121.1 million was unfunded at March 31, 2008.
          Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	2008
	North
	America	Europe	Asia	Total
For the three months ended March 31, 2008:
Revenues	$200.0	$142.5	$65.1	$407.6
Net earnings (losses) (1)	$(59.3)	$6.1	$(32.7)	$(85.9)
As of March 31, 2008:
Total assets	$9,237.6	$8,183.7	$4,683.2	$22,104.5
Amounts due to us (from us)	$31.7	$(1.9)	$122.6	$152.4
Third party debt (2)	$5,425.8	$4,380.0	$2,305.2	$12,111.0
Total liabilities	$5,735.5	$4,941.3	$3,113.5	$13,790.3
Minority interest	$17.7	$14.4	$—	$32.1
Equity	$3,484.4	$3,228.0	$1,569.7	$8,282.1
Our weighted average ownership (3)	27.6%	24.8%	20.0%	25.2%
Our investment balance (4)	$831.9	$591.8	$311.5	$1,735.2
Deferred gains, net of amortization (5)	$222.6	$235.5	$153.5	$611.6

	2007
	North
	America	Europe	Asia	Total
For the three months ended March 31, 2007:
Revenues	$138.2	$110.3	$34.1	$282.6
Net earnings	$17.8	$30.7	$21.7	$70.2
As of December 31, 2007:
Total assets	$9,034.7	$6,526.4	$3,810.5	$19,371.6
Amounts due to us	$24.8	$70.0	$109.1	$203.9
Third party debt (2)	$5,305.2	$3,456.2	$1,889.5	$10,650.9
Total liabilities	$5,678.5	$4,057.7	$2,550.7	$12,286.9
Minority interest	$17.4	$10.8	$—	$28.2
Equity	$3,338.8	$2,457.8	$1,259.9	$7,056.5
Our weighted average ownership (3)	27.9%	24.8%	20.0%	25.5%
Our investment balance (4)	$818.0	$653.1	$284.0	$1,755.1
Deferred gains, net of amortization (5)	$216.4	$193.9	$127.0	$537.3

(1)	The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts that are designated as cash flow hedges to mitigate interest expense volatility associated with movements of interest rates for future debt issuances. In 2007, certain of the property funds in North America issued short-term bridge financing to finance their acquisitions of properties from us and third parties. Based on the anticipated refinancing of the bridge financings with long-term debt issuances, certain of these derivative contracts no longer met the requirements for hedge accounting and, therefore, the change in the fair value of these contracts was recorded through earnings, along with the gain or loss on settlement of certain contracts, during the first quarter of 2008. Included in net earnings (losses) from North America for 2008 is $58.7 million, which represents the losses recognized from the change in value and settlement of these contracts. We included our proportionate share of these losses of $21.3 million in Earnings (Losses) from Unconsolidated Property Funds in our Consolidated Statements of Earnings and Comprehensive Income.

The property funds in North America have the following interest rate swap contracts outstanding at March 31, 2008 (amounts are for the entire entity, not our proportionate share, and are in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Our	Notional	Swap
Entity	Ownership	Amounts	Rate	Fair Value
ProLogis North American Industrial Fund II	36.9%	$1,005,900	5.31 - 5.83%	$(111,847)
ProLogis North American Industrial Fund III	20.0%	$118,000	5.79%	$(17,003)

We have recorded our proportionate share of the losses of the North America funds related to the instruments that qualify for hedge accounting, including the outstanding contracts in the above table, of $38.8 million in Accumulated Other Comprehensive Income in Shareholders’ Equity. Once these contracts are settled, the amount of the gain or loss upon settlement that is recorded by the property funds in other comprehensive income will be amortized over the life of the hedged debt issuance. As discussed above, for the contracts that did not qualify for hedge accounting, we recognized our share of the losses in earnings. We guarantee our proportionate share of the ProLogis North American Industrial Fund III contracts.

In Japan, the property funds may enter into swap contracts that fix the interest rate of their variable rate debt. As these contracts do not qualify for hedge accounting, any change in value of these contracts is recognized as an unrealized gain or loss in earnings over the term of the contract. These contracts have no cash settlement at the end of the contract. Included in net earnings (losses) from Asia for 2008 is $51.7 million, which represents the losses recognized on these contracts. We included our proportionate share of these losses of $10.3 million in Earnings (Losses) from Unconsolidated Property Funds in our Consolidated Statements of Earnings and Comprehensive Income.

(2)	As of December 31, 2007 and March 31, 2008, we had not guaranteed any of the third party debt of the property funds.

(3)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(5)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.
CDFS joint ventures and other unconsolidated investees
     At March 31, 2008, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. These joint ventures include entities that develop and own distribution and retail properties and also include entities that perform land and mixed-use development activity. The other operating joint ventures primarily include entities that own a hotel property and office properties.
     The amounts we have recognized as our proportionate share of the earnings (losses) from our investments in CDFS joints ventures and other unconsolidated investees are summarized as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
North America	$2,264	$1,849
Europe	(293)	78
Asia	1,301	(1,383)

Total earnings from CDFS joint ventures and other unconsolidated investees	$3,272	$544

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Our investments in and advances to these entities are as follows (in thousands):

	March 31,	December 31,
	2008	2007
CDFS joint ventures:
North America	$60,969	$60,502
Europe	272,085	228,396
Asia	207,838	194,583

Total CDFS joint ventures	$540,892	$483,481
Other unconsolidated investees	108,096	106,683

Total	$648,988	$590,164

4. Long-Term Compensation:
     We recognized $7.8 million and $8.9 million of share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. This includes expense related to awards granted to our outside trustees and is net of $3.3 million and $2.5 million in 2008 and 2007, respectively, that was capitalized due to our development and leasing activities. The share-based compensation expense recognized in 2008 and 2007 also includes $1.7 million and $4.2 million, respectively, of expense related to accelerated vesting or a change in service period for share options and awards of employees who terminated employment with us or gave notice of future termination of employment.
     Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. The full value awards include restricted share units (“RSUs”) and contingent performance shares (“CPSs”).
Summary of Activity
     The activity for the three months ended March 31, 2008, with respect to our share options, is as follows:

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2007	7,998,410	$36.63	5,504,282
Granted	466	54.76
Exercised	(640,190)	23.02
Forfeited	(28,763)	48.21

Balance at March 31, 2008	7,329,923	$37.78	4,872,930

     The activity for the three months ended March 31, 2008, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested
Balance at December 31, 2007	2,554,786
Granted (1)	307,848
Exercised	(198,803)
Forfeited	(22,698)

Balance at March 31, 2008	2,641,133	$51.07	633,759

(1)	During the first quarter of 2008, we issued two separate awards of CPSs to our Chief Executive Officer. These awards will be earned, to the extent vested, based upon the attainment of specified levels of total shareholder return over the performance period, which ends December 31, 2012, and may result in the issuance of zero to 300,000 shares.
5. Income Taxes:
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. We have elected taxable

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     Indemnification Agreements
     We have indemnification agreements related to most property funds operating outside of the United States for the contribution of certain properties. We enter into agreements whereby we indemnify the funds, or our fund partners, for taxes that may be assessed related to the capital gains associated with the step up in the value of the underlying real estate assets when we contribute to these funds.
     The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related property fund or disposition of any properties by the property fund. Two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements, which we have estimated as $31.3 million and $15.5 million at March 31, 2008 and December 31, 2007, respectively. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition of a liability. We will adjust the potential liability in the future as facts and circumstances dictate.
6. Discontinued Operations:
     At March 31, 2008, we did not have any properties classified as held for sale and as of December 31, 2007, we had two properties that were classified as held for sale that were subsequently sold in the first quarter of 2008. The operations of the properties held for sale or disposed of to third parties during the first quarter of 2008 and the full year of 2007, including land subject to ground leases, and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Earnings and Comprehensive Income for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     Income attributable to discontinued operations is summarized as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Rental income	$617	$5,752
Rental expenses	(95)	(1,809)
Depreciation and amortization	(28)	(1,836)

Income attributable to disposed properties and assets held for sale	$494	$2,107

     The following information relates to properties disposed of to third parties, during the periods presented, and recorded as discontinued operations, including minor adjustments to previous dispositions (in thousands, except number of properties):

	Three months ended
	March 31,
	2008	2007
Non-CDFS business assets:
Number of properties	3	7
Net proceeds from dispositions	$37,110	$48,694
Net gains from dispositions	$3,813	$4,964
CDFS business assets:
Number of properties	—	1
Net proceeds from dispositions	$—	$67,488
Net gains from dispositions	$130	$8,341
7. Distributions and Dividends:
Common Share Distributions
     Cash distributions of $0.5175 per common share for the first quarter of 2008 were paid on February 29, 2008, to holders of common shares of record on February 15, 2008. Quarterly common share distributions paid in 2008 are based on the annual distribution level for 2008 of $2.07 per common share (as compared to $1.84 per common share in 2007) set by our Board of Trustees (“Board”) in December 2007. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). For the first quarter of 2008, we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2008	2007
Net earnings attributable to common shares	$194,005	$236,091
Minority interest (1)	1,151	988

Adjusted net earnings attributable to common shares	$195,156	$237,079

Weighted average common shares outstanding — Basic	258,946	254,253
Incremental weighted average effect of conversion of limited partnership units	5,053	5,140
Incremental weighted average effect of share options and awards (2)	4,132	5,626

Weighted average common shares outstanding — Diluted	268,131	265,019

Net earnings per share attributable to common shares — Basic	$0.75	$0.93

Net earnings per share attributable to common shares — Diluted	$0.73	$0.89

(1)	Includes only the minority interest attributable to the convertible limited partnership units.

(2)	Total weighted average potentially dilutive share options and awards outstanding (in thousands) were 10,438 and 10,834 for the three months ended March 31, 2008 and 2007, respectively. The majority of these were dilutive for both periods.
9. Real Estate:
     Real estate assets, including CDFS properties pending contribution or disposition, are presented at cost, and consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Distribution operating properties (1):
Improved land	$2,216,155	$2,200,761
Buildings and improvements	9,011,561	8,799,318
Retail operating properties (2):
Improved land	77,019	77,536
Buildings and improvements	252,118	250,884
Land subject to ground leases and other	489,564	458,782
Properties under development, including cost of land (3)	1,906,335	1,986,285
Land held for development (4)	2,374,544	2,152,960
Other investments (5)	639,617	652,319

Total real estate assets	16,966,913	16,578,845
Less accumulated depreciation	1,427,831	1,368,458

Net real estate assets	$15,539,082	$15,210,387

(1)	At March 31, 2008 and December 31, 2007, we had 1,377 and 1,378 distribution properties consisting of 209.5 million square feet and 207.3 million square feet, respectively.

(2)	At March 31, 2008 and December 31, 2007, we had 32 and 31 retail properties, respectively, both consisting of 1.2 million square feet.

(3)	Properties under development consisted of 187 properties aggregating 49.3 million square feet at March 31, 2008 and 180 properties aggregating 48.8 million square feet at December 31, 2007. Our total expected investment upon completion of the properties under development at March 31, 2008 was approximately $4.1 billion.

(4)	Land held for development consisted of 9,647 acres and 9,351 acres at March 31, 2008 and December 31, 2007, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($17.3 million and $94.5 million at March 31, 2008 and December 31, 2007, respectively); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; (v) cost of land use rights on operating properties in China; and (vi) costs related to our corporate office buildings.
     We own real estate assets in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, and South Korea).
     During the three months ended March 31, 2008, we acquired 15 distribution properties aggregating 4.0 million square feet with a combined purchase price of $138.3 million.
     Our largest customer and 25 largest customers accounted for 2.3% and 18.4%, respectively, of our annualized collected base rents at March 31, 2008.
10. Debt:
     Our debt consisted of the following (dollars in thousands):

	March 31, 2008		December 31, 2007
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Unsecured lines of credit	3.18%	$2,857,384	3.20%	$1,955,138
Senior notes and other unsecured debt	5.41%	4,583,179	5.43%	4,891,106
Convertible notes	2.07%	2,334,977	2.07%	2,332,905
Secured debt	6.55%	1,289,560	6.55%	1,294,809
Assessment bonds	3.56%	31,822	3.63%	32,110

Totals	4.26%	$11,096,922	4.40%	$10,506,068

     Our Global Line commitment fluctuates in U.S. dollars based on the underlying currencies and was $3.9 billion at March 31, 2008. The funds may be drawn in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. The weighted average interest rate represents the weighted average interest rates using local currency rates on borrowings outstanding at the end of the period. In addition, we also have other credit facilities that, when combined with the Global Line, provide available capacity to borrow approximately $1.2 billion at March 31, 2008. This includes available borrowing under a multi-currency senior unsecured facility that we entered into in connection with the Parkridge acquisition discussed in Note 2.
11. Shareholders’ Equity:
     During the three months ended March 31, 2008, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment and share purchase plan	21	$1,116
Long-term incentive plans	988	$15,592
Continuous equity offering plan	1,578	$88,691

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
12. Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are all reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (the Czech Republic, France, Germany, Hungary, Italy, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan, and South Korea).

•	Investment management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds. Along with the income recognized under the equity method, we include fees earned for services performed on behalf of the property funds, interest earned on advances to the property funds and incentives earned based on investors’ returns. We utilize our leasing and property management expertise to manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Japan and South Korea).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to contributing to a property fund. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Earnings and Comprehensive Income. In addition, we occasionally acquire a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Earnings and Comprehensive Income. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales to third parties and gains on the disposition of land parcels, including land subject to ground leases. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and in Asia (China, Japan and South Korea).
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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
     We generally present the operations and net gains associated with properties sold to third parties as discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 6.
     Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our total revenues; (ii) each reportable business segment’s net operating income (loss) from external customers to our earnings before minority interest; and (iii) each reportable business segment’s assets to our total assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our revenues, earnings before minority interest and total assets are allocated to each reportable business segment’s revenues, net operating income (loss) and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Three months ended
	March 31,
	2008	2007
Revenues:
Property operations (1):
North America	$210,337	$208,363
Europe	31,460	23,709
Asia	15,985	15,485

Total property operations segment	257,782	247,557

Investment management (2):
North America	(3,307)	15,843
Europe	15,688	17,701
Asia	(1,458)	7,067

Total investment management segment	10,923	40,611

CDFS business (3):
North America	236,691	126,711
Europe	811,672	273,444
Asia	306,465	280,100

Total CDFS business segment	1,354,828	680,255

Total segment revenues	1,623,533	968,423
Other – North America	11,077	8,992
Reconciling item (4)	17,641	(21,842)

Total revenues	$1,652,251	$955,573

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Net operating income (loss):
Property operations (5):
North America	$140,872	$153,586
Europe	16,115	16,464
Asia	11,831	13,026

Total property operations segment	168,818	183,076

Investment management (2):
North America	(3,307)	15,843
Europe	15,688	17,701
Asia	(1,458)	7,067

Total investment management segment	10,923	40,611

CDFS business (6):
North America	35,014	36,078
Europe	132,270	76,611
Asia	116,549	125,824

Total CDFS business segment	283,833	238,513

Total segment net operating income	463,574	462,200
Other – North America	8,785	6,107
Reconciling items:
Earnings from other unconsolidated investees	2,763	932
General and administrative expenses	(56,472)	(48,342)
Depreciation and amortization expense	(77,550)	(77,860)
Other expenses	(114)	(115)
Interest expense	(85,124)	(88,651)
Interest and other income, net	5,199	7,908

Total reconciling items	(211,298)	(206,128)

Total earnings before minority interest	$261,061	$262,179

	March 31,	December 31,
	2008	2007
Assets:
Property operations (7):
North America	$7,848,917	$7,971,582
Europe	2,372,228	1,900,327
Asia	1,184,643	898,375

Total property operations segment	11,405,788	10,770,284

Investment management:
North America	831,917	818,025
Europe	591,802	653,076
Asia	311,519	284,012

Total investment management segment	1,735,238	1,755,113

CDFS business:
North America	1,447,515	1,596,659
Europe	2,713,320	2,977,334
Asia	1,299,656	1,143,062

Total CDFS business segment	5,460,491	5,717,055

Total segment assets	18,601,517	18,242,452

Other – North America	650,770	636,073
Reconciling items:
Investments in and advances to other unconsolidated investees	108,096	106,683
Cash and cash equivalents	901,608	418,991
Accounts receivable	154,024	100,956
Other assets	213,152	199,272
Discontinued operations – assets held for sale	—	19,607

Total reconciling items	1,376,880	845,509

Total assets	$20,629,167	$19,724,034

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	Includes rental income of our distribution and retail properties.

(2)	Includes investment management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds along with interest earned on advances to the property funds.

(3)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions to third parties and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures.

(4)	Amount represents (earnings) losses recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on notes receivable related to asset dispositions. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

(7)	Includes properties that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or disposition to a third party, as follows (in thousands):

	March 31, 2008
	Number of
	Properties	Investment
North America	87	$908,665
Europe	89	1,691,667
Asia	72	1,030,805

Total	248	$3,631,137

13. Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the three months ended March 31, 2008 and 2007 are as follows:
•	We received $133.4 million and $70.3 million of ownership interests in unconsolidated property funds as a portion of our proceeds from the contribution of properties to these property funds during the three months ended March 31, 2008 and 2007, respectively.

•	We capitalized portions of the total cost of our share-based compensation awards of $3.3 million and $2.5 million to the investment basis of our real estate and other assets during the three months ended March 31, 2008 and 2007, respectively.

•	We assumed $4.0 million and $16.0 million of secured debt and other liabilities during the three months ended March 31, 2008 and 2007, respectively, in connection with the acquisition of properties.

•	During the three months ended March 31, 2008 and 2007, we recorded $1.0 million and $11.9 million, respectively, of minority interest liabilities associated with investments made in entities that we consolidate and own less than 100%.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
•	During the three months ended March 31, 2008 and 2007, we recognized a net loss of $83.3 million and $8.4 million, respectively, in accumulated other comprehensive income related to foreign currency translation and derivative activity.

•	We recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings in connection with the adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”.
     The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2008 and 2007 was $36.1 million and $53.8 million, respectively.
     During the three months ended March 31, 2008 and 2007, cash paid for income taxes was $13.2 million and $5.4 million, respectively.
     See also the discussion of other non-cash items related to the Parkridge acquisition in Note 2.
14. Derivative Financial Instruments:
     We use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
     The following table summarizes the activity in our derivative instruments (in millions):

	For the three months ended March 31,
	2008			2007
	Foreign	Foreign	Interest	Foreign	Foreign	Interest
	Currency	Currency	Rate	Currency	Currency	Rate
	Put Options (1)	Forwards (2)	Swaps (3)	Put Options (1)	Forwards (2)	Swaps (3)
Notional amounts at January 1	$—	$360.7	$—	$54.7	$661.0	$—
New contracts	—	—	250.0	—	1,306.7	500.0
Matured or expired contracts.	—	(360.7)	—	(29.9)	(162.0)	(500.0)

Notional amounts at March 31	$—	$—	$250.0	$24.8	$1,805.7	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euros, pounds sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through earnings at the end of each period. We recognized no gains or losses and a net loss of $0.1 million in earnings for the three months ended March 31, 2008 and 2007, respectively.

(2)	The foreign currency forward contracts were designed to manage the foreign currency fluctuations of intercompany loans denominated in a currency other than the entity’s functional currency and not deemed to be a long-term investment. The foreign currency forward contracts allowed us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. These contracts were not designated as hedges, were marked-to-market through earnings and were substantially offset by the remeasurement gains and losses recognized on the intercompany loans. We had no forward contracts related to intercompany loans outstanding at March 31, 2008. We recognized net losses of $3.2 million and $2.8 million for the three months ended March 31, 2008 and 2007, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(3)	In March 2008, we entered into interest rate swap contracts with an aggregate notional amount of $250.0 million. All of these contracts were designated as cash flow hedges, qualified for hedge accounting treatment and allowed us to fix a portion of the interest rate associated with the anticipated issuance of senior notes. In March 2007, in connection with the issuance of convertible notes, we unwound contracts that we entered into earlier in the quarter and recognized a decrease in value of $1.4 million associated with these contracts in other comprehensive income in shareholders’ equity and began amortizing as an increase to interest expense as interest payments are made on the convertible notes.
Fair Value of Financial Instruments
     Effective January 1, 2008, we adopted SFAS 157, which defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     Our derivative contracts are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy. The derivative contracts use the Level 2 hierarchy and are recorded in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets for $8.9 million as of March 31, 2008.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of March 31, 2008, the related consolidated statements of earnings and comprehensive income, and statements of cash flows for the three-month periods ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of ProLogis’ management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2007, and the related consolidated statements of earnings, shareholders’ equity and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
May 6, 2008

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2007 Annual Report on Form 10-K, as amended, “Form 10-K”.
     Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume of developed properties, general conditions in the geographic areas where we operate and the availability of capital in existing or new property funds – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates; (ii) changes in financial markets, interest rates and foreign currency exchanges rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions; (v) maintenance of real estate investment trust (“REIT”) status; (vi) availability of financing and capital; (vii) changes in demand for developed properties; and (viii) those additional factors discussed in “Item 1A. Risk Factors” of our Form 10-K. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
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
     We generate and seek to increase revenues, earnings, funds from operations (“FFO”), as defined below, and cash flows through our segments primarily as follows:
•	Property Operations Segment — We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases in the distribution and retail properties that we own directly. We expect to grow our revenue through the selective acquisition of properties and increases in rental rates and, to a limited extent, increases in occupancy rates in our existing properties. Our strategy is to achieve increases in rental rates and occupancy primarily through continued focus on our customers’ global needs for distribution space on the three continents in which we operate.
•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds. Along with the income recognized under the equity method, we recognize fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds. We earn fees for services provided to the property funds, such as property management, asset management, acquisition, financing, leasing and development fees. We may earn incentives

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

•	CDFS Business Segment — We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties and acquired portfolios of properties to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we perform on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions or development for third parties; (iii) recognize net gains from the disposition of land parcels, including land subject to ground leases; and (iv) recognize our proportionate share of the earnings or losses generated by development joint ventures in which we have an investment. We expect growth in income in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties.
Summary of the three months ended March 31, 2008
     Although net operating income from our property operations segment decreased to $168.8 million for the three months ended March 31, 2008 from $183.1 million for the same period in 2007, the fundamentals of our business continued to be strong in 2008. The decrease was largely due to us owning a smaller operating portfolio during the first three months of 2008 over the same period in 2007 and an increase in insurance and other rental expenses, including certain amounts that are not recoverable from our customers, offset partially by an increase in same store net operating income (as defined below) for these assets. The increase in insurance expense of $6.0 million was due to a tornado that struck certain properties in Memphis, Tennessee in February 2008 that were owned by us and owned by the property funds and insured by us through our insurance company. In addition, rental expenses have increased due to the increased size of the portfolios we manage on behalf of the property funds. Our direct-owned operating portfolio decreased due to the timing of contributions and dispositions of properties offset by the acquisition and development of properties, resulting in a direct-owned operating portfolio of 1,409 properties at March 31, 2008 as compared with 1,493 properties at March 31, 2007.
     Our net operating income from the investment management segment was $10.9 million for the three months ended March 31, 2008, compared to $40.6 million for the same period in 2007. In the first quarter of 2008, we recognized $31.6 million that represented our share of losses recognized on certain interest rate swap contracts (see Note 3 to our Consolidated Financial Statements in Item 1). Excluding these losses, net operating income from this segment increased $1.9 million, or 4.7%, due primarily to an increase in the number of properties managed by us on behalf of the property funds, including several new property funds that were formed in the last half of 2007.
     We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties, and properties owned by the property funds and industrial CDFS joint ventures, to 473.7 million square feet at March 31, 2008 from 459.5 million square feet at December 31, 2007. This increase is primarily in the portfolio of properties owned by the property funds due to contributions of properties from us and acquisitions from third parties. Our stabilized leased percentage (as defined below) was 94.6% at March 31, 2008, compared with 95.6% at December 31, 2007. Our same store net operating income increased by 3.3% in the first three months of 2008 over the same period in 2007. See below for a reconciliation of our consolidated rental income and rental expenses to same store net operating income.
     Net operating income of the CDFS business segment increased for the three months ended March 31, 2008 to $283.8 million from $238.5 million for the same period in 2007. This increase of 19.0% was due primarily to increased levels of contributions brought about by increased development and investment management activity. During the three months ended March 31, 2008, we started development on projects with a total expected cost at completion of $884.4 million and completed development projects with a total expected cost of $871.2 million. We believe our strong development and consistent leasing activity of new developments, along with access to capital through the property funds, will continue to support our contribution activity to the property funds.

Key Transactions in 2008
•	In the first three months of 2008, we generated aggregate proceeds of $1.4 billion and recognized aggregate gains of $281.9 million from contributions and dispositions of properties, net of amounts deferred, as follows:
o	We generated $1.3 billion of proceeds and $278.1 million of gains from the contributions of CDFS developed and repositioned properties and sales of land. This is net of the deferral of $76.8 million of gains related to our ongoing ownership in the property funds that acquired the properties. This also includes one property sold to a third party that was developed under a pre-sale agreement.

o	We contributed acquired CDFS property portfolios at cost generating $83.3 million of proceeds. We acquired these portfolios of properties in 2007 and 2006 with the intent to contribute them to a new or existing property fund at, or slightly above, our cost.

o	We disposed of three non-CDFS properties to third parties, all of which are included in discontinued operations, generating proceeds of $37.1 million and $3.8 million of gains.
•	During the three months ended March 31, 2008, we acquired an aggregate 4.0 million square feet of operating properties with a combined purchase price of $138.3 million. These properties were primarily acquired for future contribution to a property fund, although we may hold certain properties for long-term investment.

•	We started development on projects with a total expected cost at completion of $884.4 million and completed development projects with a total expected cost of $871.2 million. We also acquired 836 acres of land (or land use rights) for future development for an aggregate purchase price of $372.1 million.

•	We generated $88.7 million from the issuance of 1.6 million common shares under our Continuous Equity Offering Plan.
Results of Operations
Three months ended March 31, 2008 and 2007
     Information for the three months ended March 31, regarding net earnings attributable to common shares was as follows:

	2008	2007
Net earnings attributable to common shares (in thousands)	$194,005	$236,091
Net earnings per share attributable to common shares — Basic	$0.75	$0.93
Net earnings per share attributable to common shares — Diluted	$0.73	$0.89
     The decrease in net earnings in 2008 from 2007 is primarily due to the recognition of our share of losses from the property funds due to interest rate contracts (see Note 3 to our Consolidated Financial Statements in Item 1) and foreign currency exchange losses on the remeasurement of intercompany loans, offset by increased gains on contributions of CDFS properties to property funds.
     In the discussion that follows, we present the results of operations by reportable business segment. See Note 12 to our Consolidated Financial Statements in Item 1 for further description of our segments.
Portfolio Information
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

	March 31, 2008		December 31, 2007		March 31, 2007
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations (1)	1,409	210,690	1,409	208,530	1,493	210,403
Investment management	1,167	255,589	1,131	244,150	865	187,249
CDFS business (2)	42	7,422	39	6,801	33	5,762

Totals	2,618	473,701	2,579	459,481	2,391	403,414

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet
March 31, 2008	248	58,122
December 31, 2007	249	56,861
March 31, 2007	220	50,118

(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).
     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 94.6% leased at March 31, 2008, 95.6% leased at December 31, 2007 and 95.4% leased at March 31, 2007. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we generally define as 93.0%.
Same Store Analysis
     We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the property funds and industrial CDFS joint ventures and managed by us, in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2008, as those operating properties that were in operation at January 1, 2007 and have been in operation throughout the full periods in both 2008 and 2007. We have removed all properties that were disposed of to a third party from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into US dollars, for both periods, to derive the same store results. The same store portfolio, for the three months ended March 31, 2008, aggregated 2,217 buildings containing 378.1 million square feet.
     The following is a reconciliation of our consolidated rental income and rental expenses, as included in our Consolidated Financial Statements in Item 1, to net operating income of the same store portfolio. See Note 12 to such financial statements for a reconciliation of net operating income for our business segments to earnings before minority interests.

	For the Three Months Ended
	March 31,		Percentage
	2008	2007	Change
Rental Income (1)
Rental income per our Consolidated Statements of Earnings and Comprehensive Income	$268,859	$256,549
Adjustments to derive same store results:
Rental income of properties managed by us and owned by our unconsolidated investees	353,757	304,096
Rental income of properties not in the same store portfolio – our properties developed & acquired during the period	(41,695)	(17,837)
Rental income of properties in our Other Segment, not included in the same store portfolio – see Note 12	(11,077)	(8,992)
Effect of changes in foreign currency exchange rates and other	(646)	2,880

Same store portfolio – rental income (1)	$569,198	$536,696	6.1%

Rental Expenses (2)
Rental expenses per our Consolidated Statements of Earnings and Comprehensive Income	$91,256	$67,366
Adjustments to derive same store results:
Rental expenses of properties managed by us and owned by our unconsolidated investees	75,314	58,114
Rental expenses of properties not in the same store portfolio – our properties developed & acquired during the period	(15,944)	(5,389)
Rental expenses of properties in our Other Segment, not included in the same store portfolio – see Note 12	(2,292)	(2,885)
Effect of changes in foreign currency exchange rates and other	(10,622)	1,640

Same store portfolio – rental expenses (2)	$137,712	$118,846	15.9%

Same store portfolio – rental income	$569,198	$536,696	6.1%
Same store portfolio – rental expenses	137,712	118,846	15.9%

Same store portfolio – net operating income	$431,486	$417,850	3.3%

(1)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(2)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management company provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the direct costs of providing property management services are recognized as part of our consolidated rental expenses. These include the costs to manage the properties we own directly and the properties owned by our unconsolidated affiliates. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table. In addition, in the three months ended March 31, 2008, we recognized a $6.0 million increase in insurance expense due to a tornado that struck certain properties owned by us and the property funds, which we insure through our insurance company. This amount is included as “effect of changes in foreign currency exchange rates and other” in the tables above.
Operational Outlook
     Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Growth in global trade continues to support our market fundamentals, which in turn, support the leasing activity in our global development pipeline. During the three months ended March 31, 2008, in our total operating portfolio, including properties owned by our unconsolidated investees and managed by us, we executed 26.5 million square feet of leases. This includes 6.6 million square feet of initial leasing activity in new developments and repositioned acquisitions, resulting in our stabilized portfolio being 94.6% leased at March 31, 2008. We consider our stabilized portfolio to be substantially occupied and, therefore, do not expect our overall leased percentage to increase much above the current level. Market rental rates are increasing in many of our markets and we have experienced positive rental rate growth, in the aggregate, for the past eight quarters. As a result, we expect to continue to see increasing rents in most of our markets and we expect absorption of available space in our global development pipeline to continue to be healthy in 2008. An important fundamental to our long-term growth is repeat business with our global customers. Historically, approximately half of the space leased in our newly developed properties is with repeat customers (36.1% for first quarter 2008).
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

	Three months ended
	March 31,
	2008	2007
Rental income	$257,782	$247,557
Rental expenses	88,964	64,481

Total net operating income — property operations segment	$168,818	$183,076

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
     Overall, our direct owned portfolio was smaller in the first quarter of 2008 as compared with the first quarter of 2007 due to the timing of contributions, which were weighted toward the last three quarters of 2007. The increases in rental income and rental expenses in 2008 over 2007, are due to increases in the same store properties we own directly and rental expense recoveries. Under the terms of our lease agreements, some or all of our rental expenses are recovered from customers. These rental expense recoveries of $59.8 million and $47.4 million for the three months ended March 31, 2008 and 2007, respectively, are included in rental income and offset some of the increases in rental expenses. The increases in rental expense recoveries were driven by increased property taxes and common area maintenance items. Also, included in rental expenses are certain non-recoverable items such as bad debt expense and an increase to insurance expense, which was due to a $6.0 million adjustment made in the first quarter of 2008 due to a tornado that struck certain properties owned by us and owned by the property funds and insured by us through our insurance company. The increase in the number of properties under management has also contributed to the increase in rental expenses.
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
     The net operating income (loss) from the investment management segment was as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
North American property funds (1)	$(3,307)	$15,843
European property funds (2)	15,688	17,701
Asian property funds (3)	(1,458)	7,067

Total net operating income — investment management segment	$10,923	$40,611

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 12 and 10 funds at March 31, 2008 and 2007, respectively. Our ownership interests ranged from 20% to 50.0% at March 31, 2008. These property funds on a combined basis owned 778 and 540 properties at March 31, 2008 and 2007, respectively. Included in 2008 are losses of $21.3 million, which represent our proportionate share of losses that were recognized by certain of the property funds, related to interest rate contracts that no longer met the requirements for hedge accounting.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II. On a combined basis, these funds owned 315 and 292 properties at March 31, 2008 and March 31, 2007, respectively. Our ownership interest in PEPR and PEPF II was 24.9% and 24.5%, respectively at March 31, 2008. Our ownership interest in PEPF II is due to our direct ownership interest of 17.0% and our indirect 7.5% interest through our ownership in PEPR, which owns a 30% interest in PEPF II.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan and one property fund in South Korea. These property funds on a combined basis owned 74 and 33 properties at March 31, 2008 and 2007, respectively. Included in 2008 are losses of $10.3 million, which represent the change in value that was recorded through earnings on certain interest rate contracts that do not qualify for hedge accounting treatment. These contracts have no cash settlement at the end of the contract, but the fair value may have fluctuations during the term of the contract.
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
     For the three months ended March 31, 2008, our net operating income in this segment was $283.8 million as compared to $238.5 million for the same period in 2007, an increase of $45.3 million. The increase was due, primarily, to a higher level of contributions in 2008, as compared to 2007, as well as a strengthening of the yen and euro to U.S. dollars. In 2008 and 2007, 12.3% and 15.1% of the net operating income of this operating segment was generated in North America, 46.6% and 32.1% was generated in Europe and 41.1% and 52.8% was generated in Asia, respectively.
     The CDFS business segment’s net operating income includes the following components (in thousands):

	Three months ended
	March 31,
	2008	2007
CDFS transactions in continuing operations:
Disposition proceeds, prior to deferral (1)	$1,423,500	$714,633
Proceeds deferred (2)	(76,755)	(44,695)
Cost of CDFS dispositions (1)	(1,068,639)	(438,991)

Net gains	278,106	230,947
Development management and other income	7,157	7,439
Interest income on notes receivable	417	3,266
Net earnings (losses) from CDFS joint ventures	509	(388)
Other expenses and charges	(2,356)	(2,751)

Total net operating income — CDFS business segment	$283,833	$238,513

CDFS transactions recognized as discontinued operations (3):
Disposition proceeds	$—	$67,488
(Cost of) adjustment to dispositions	130	(59,147)

Net CDFS gains in discontinued operations	$130	$8,341

(1)	During the three months ended March 31, 2008, we contributed 37 developed and repositioned properties to the property funds (10 in North America, 24 in Europe and three in Japan) and we contributed four properties that were part of acquired property portfolios to the property funds (one in North America and three in Europe). This compares with 2007 when we contributed 23 developed and repositioned buildings to the property funds (six in North America, 15 in Europe and two in Japan). In addition, we recognized net gains of $2.6 million and $77.9 million from the disposition of land parcels during the three months ended March 31, 2008 and 2007, respectively.

(2)	When we contribute a property to an entity in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of the proceeds that we defer is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the entity acquiring the property. We defer this portion of the proceeds by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of the earnings or losses that we recognize under the equity method in later periods to reflect the entity’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the entity’s basis in the contributed property. If a loss results when a property is contributed, the entire loss is recognized when it is known.

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

(3)	In 2008, includes an adjustment to a sale made in a previous period and in 2007 includes one land parcel subject to a ground lease, which was sold to a third party and met the criteria to be presented as discontinued operations.
     The level and timing of income generated from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to identify and secure sites for redevelopment; (iv) our ability to generate a profit from these activities; and (v) our success in raising capital to be used by the property funds to acquire the properties we have to contribute. The margins earned in this segment may vary quarter to quarter depending on a number of factors, including the type of property contributed, the market in which the land parcel and property are located, and other market conditions. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. Overall, we believe that the continued demand for state-of-the-art distribution properties has resulted in positive leasing activity in our global development pipeline, which helps support our CDFS business segment. During the three months ended March 31, 2008, we leased 6.6 million square feet of new leases on CDFS properties. We continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.
Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $56.5 million and $48.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase in general and administrative expenses is due primarily to our continued investment in the infrastructure necessary to support our business growth and continued expansion into new and existing international markets, the increase in our investment management business, our growing portfolio of properties through acquisitions and development and the growth in our CDFS business segment. This increase in infrastructure includes additional headcount and a higher level of performance-based compensation. Strengthening foreign currencies account for a portion of the increase when our international operations are translated into US dollars at consolidation. In the first quarters of 2008 and 2007, we recognized $1.7 million and $8.0 million of employee departure costs, respectively, related to accelerated vesting and changes in service periods related to terminated employees and our Chief Operating Officer’s planned retirement in January 2009.
     Depreciation and Amortization
     Depreciation and amortization expenses were $77.6 million and $77.9 million for the three months ended March 31, 2008 and 2007, respectively.
     Interest Expense
     Interest expense includes the following components (in thousands):

	Three Months Ended March 31,
	2008	2007
Gross interest expense	$124,143	$115,022
Net premium recognized	(592)	(3,096)
Amortization of deferred loan costs	2,912	2,430

Interest expense before capitalization	126,463	114,356
Less: capitalized amounts	(41,339)	(25,705)

Net interest expense	$85,124	$88,651

     Interest expense increased in 2008 as compared with the same period in 2007 due to increases in our level of borrowings, resulting from acquisitions, including the Parkridge acquisition, increased development activity and additional investments in unconsolidated investees, offset by additional capitalized interest and a decrease in our overall weighted average interest rates. The decrease in our weighted average interest rates is due partially to our issuance of debt at lower interest rates, including the $2.4 billion of convertible senior notes issued in 2007 ($1.25 billion issued in March 2007 with a coupon rate of 2.25% and $1.12 billion issued in November 2007 with a coupon rate of 1.875%). The increase in capitalized interest is due to our increased development activities. See Note 1 to our Consolidated Financial Statements in Item 1 for a proposed change in accounting that may impact our reported interest expense.

     Foreign Currency Exchange Losses, net
     We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in shareholders’ equity. This treatment is applicable to intercompany debt that is deemed to be long-term in nature. If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we may utilize derivative financial instruments to manage certain foreign currency exchange risks. See Note 14 to our Consolidated Financial Statements in Item 1 for more information on our derivative financial instruments.
     During the three months ended March 31, 2008 and 2007, we recognized net foreign currency exchange losses of $36.7 million and $13.6 million, respectively. These primarily relate to remeasurement losses on short-term intercompany debt and related derivative contracts.
     Income Taxes
     During the three months ended March 31, 2008 and 2007, our current income tax expense was $24.8 million and $18.1 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, primarily related to our CDFS business, as well as certain state taxes. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable CDFS income and changes in tax and interest rates.
     Discontinued Operations
     During the three months ended March 31, 2008 and the year ended December 31, 2007, we disposed of three and 80 properties, respectively, as well as land subject to ground leases in 2007, to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations. See Note 6 to our Consolidated Financial Statements in Item 1.
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
     We continually assess our capital structure and look for ways to reduce our interest expense while financing our growing operations. As part of this assessment, we access the capital markets through the issuance of debt or equity securities when we believe the market conditions to be favorable to do so. This may include refinancing of maturing indebtedness, including borrowings on credit facilities that were used to fund acquisitions and development. Due to the recent turmoil in the credit markets, we may not be able to finance maturing debt on terms that are as favorable as the terms on the maturing debt. As a part of our CDFS business strategy, we are able to fund much of our on-going development and acquisition costs with the proceeds from the contribution and or disposition of properties. This strategy makes us less dependent on accessing the capital markets, although the property funds that primarily acquire our properties may also be affected by the current condition of the credit markets. As of March 31, 2008, we have scheduled principal payments of $813.4 million of debt for the remainder of 2008, including maturing debt. We expect to repay these amounts primarily with the issuance of unsecured debt under our current indenture or with borrowings under our existing credit facilities as discussed below. In April 2008, we repaid $250.0 million of such maturing senior notes with available cash. On May 1, 2008, we announced the pricing of $600.0 million of senior notes maturing 2018 with a coupon rate of 6.625% and $500.0 million of 2.625% convertible senior notes due 2038, with a $50.0 million over-allotment option. We expect to close on these debt issuances on May 7, 2008, subject to customary closing conditions, and use the proceeds to repay secured debt and borrowings on our credit facilities and for general corporate purposes.
     Our credit facilities provide aggregate borrowing capacity of $4.6 billion at March 31, 2008. This includes our Global Line, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. This also includes a multi-currency senior credit facility (“Credit Facility”) that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling. The total commitments under the Global Line and Credit Facility fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The majority of the Global Line and Credit Facility matures in October 2009; however, the Global Line contains provisions for an extension, at our option subject to certain conditions, to October 2010. The renminbi tranche accrues interest based upon the People’s Bank of China rate and matures in May 2009. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. As of March 31, 2008, under these facilities, we had outstanding borrowings of $3.3 billion and $154.7 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of approximately $1.2 billion.
     In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for the remainder of 2008 and future years:
•	development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	acquisitions of properties or portfolios of properties in the CDFS business segment primarily for future contribution to property funds;

•	acquisitions of land for future development in the CDFS business segment;

•	investments in current or future unconsolidated property funds;

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment;

•	capital expenditures on properties; and

•	scheduled principal payments, including $813.4 million that is due in the remainder of 2008.
     We expect to fund cash needs for the remainder of 2008 and future years primarily with cash from the following sources, all subject to market conditions:
•	available cash balances;

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds;

•	proceeds from the contributions of properties to current or future property funds;

•	proceeds from the disposition of land parcels and properties to third parties;

•	borrowing capacity under our Global Line or other credit facilities ($1.2 billion available as of March 31, 2008);

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans, all subject to market conditions.
Commitments related to future contributions to Property Funds
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments, which expire in February 2009, aggregating approximately $1.4 billion from third party investors, of which $671.3 million was unfunded at March 31, 2008.
     We are committed to offer to contribute all of the properties we develop and stabilize in Mexico and, in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund. ProLogis Mexico Industrial Fund has equity commitments, which expire in August 2010, aggregating approximately $500.0 million from third party investors, of which $311.3 million was unfunded at March 31, 2008.
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe and, in certain circumstances properties we acquire, to PEPF II. PEPF II has equity commitments, which expire in August 2010, aggregating approximately €2.5 billion ($3.9 billion as of March 31, 2008) from third party investors and PEPR, of which €1.9 billion ($2.9 billion as of March 31, 2008) was unfunded at March 31, 2008.
     We are committed to offer to contribute all of the properties we develop and stabilize in Japan to ProLogis Japan Properties Fund II through September 2010. ProLogis Japan Properties Fund II has an equity commitment of $1.0 billion from our fund partner, which was increased in February 2008 from $600.0 million. This commitment expires in September 2010, of which $300.7 million was unfunded at March 31, 2008.

     We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea and, in certain circumstances properties we acquire, to ProLogis Korea Fund. ProLogis Korea Fund has an equity commitment from our fund partner of $200.0 million that expires in June 2010 and of which $121.1 million was unfunded at March 31, 2008.
     These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt and/or equity capital to acquire the properties that we expect to offer to contribute during the remainder of 2008, however, there can be no certainty until the contributions are completed. Should the property funds not acquire, because of insufficient capital available to acquire a property that meets the specified criteria or other reason, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.
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
Cash Provided by Operating Activities
     Net cash provided by operating activities was $348.7 million and $284.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash provided by operating activities in 2008 over 2007 is due primarily to the increase in earnings, after adjustment for non-cash items, principally due to increased gains from CDFS dispositions. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
Cash Investing and Cash Financing Activities
     For the three months ended March 31, 2008 and 2007, investing activities used net cash of $279.5 million and $1.0 billion, respectively. The following are the more significant activities for both periods presented:
•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $733.9 million. See Note 2 to our Consolidated Financial Statements in Item 1 for more details of this transaction.

•	We invested $1.6 billion in real estate during the three months ended March 31, 2008 and $1.1 billion for the same period in 2007, excluding the Parkridge acquisition. These amounts include the acquisition of operating properties (15 properties and 13 properties with an aggregate purchase price of $138.3 million and $153.6 million in 2008 and 2007, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At March 31, 2008, we had 187 distribution and retail properties aggregating 49.3 million square feet under development, with a total expected investment of $4.1 billion.

•	We invested cash of $28.7 million and $32.9 million during the three months ended March 31, 2008 and 2007, respectively, in new, existing and potential unconsolidated investees, excluding the investment in the Parkridge retail business.

•	We received proceeds from unconsolidated investees as a return of investment of $31.0 million and $26.2 million during the three months ended March 31, 2008 and 2007, respectively. The proceeds in 2007 include $18.7 million received from the liquidation of an investment in an unconsolidated investee.

•	We generated net cash from contributions and dispositions of properties and land parcels of $1.3 billion and $760.5 million during the three months ended March 31, 2008 and 2007, respectively.

•	We generated net cash proceeds from payments on notes receivable of $0.2 million and $53.6 million during the three months ended March 31, 2008 and 2007, respectively.
     For the three months ended March 31, 2008 and 2007, financing activities provided net cash of $401.2 million and $796.4 million, respectively. The following are the more significant activities for both periods presented:
•	On our lines of credit and other credit facilities, including the Global Line and the Credit Facility, we had net borrowings of $607.9 million and net payments of $747.2 million for the three months ended March 31, 2008 and 2007, respectively.

•	On our other debt, we had net payments of $177.1 million and $164.2 million for the three months ended March 31, 2008 and 2007, respectively.

•	We generated proceeds from the sale and issuance of common shares of $97.6 million and $13.5 million for the three months ended March 31, 2008 and 2007, respectively.

•	We paid distributions of $133.6 million and $117.8 million to our common shareholders during the three months ended March 31, 2008 and 2007, respectively. We paid dividends on preferred shares of $6.4 million for both the three months ended March 31, 2008 and 2007.

•	In March 2007, we issued $1.25 billion aggregate principal amount of 2.25% convertible senior notes due 2037. We used the net proceeds of the offering to repay a portion of the outstanding balance under our Global Line and for general corporate purposes.

•	During 2007, we received proceeds of $600.1 million under a facility used to partially finance the Parkridge acquisition (see Note 2 to our Consolidated Financial Statements in Item 1).
Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $2.4 billion at March 31, 2008, of which $1.7 billion related to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at March 31, 2008 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership %
ProLogis European Properties (“PEPR”)	$5,830.1	$3,302.2	24.9
ProLogis European Properties Fund II (“PEPF II”)	2,353.7	1,077.9	24.5 (2)
ProLogis California	583.7	318.4	50.0
ProLogis North American Properties Fund I	324.4	242.3	41.3
ProLogis North American Properties Fund VI	495.3	307.0	20.0
ProLogis North American Properties Fund VII	374.1	228.7	20.0
ProLogis North American Properties Fund VIII	185.3	112.0	20.0
ProLogis North American Properties Fund IX	188.6	120.0	20.0
ProLogis North American Properties Fund X	217.3	135.0	20.0
ProLogis North American Properties Fund XI	208.5	59.8	20.0
ProLogis North American Industrial Fund	2,317.4	1,375.2	23.2
ProLogis North American Industrial Fund II	2,205.2	1,285.2	36.9
ProLogis North American Industrial Fund III	1,765.6	1,102.1	20.0
ProLogis Mexico Industrial Fund	372.1	140.1	20.0
ProLogis Japan Properties Fund I	1,400.1	623.9	20.0
ProLogis Japan Properties Fund II	3,162.6	1,657.0	20.0
ProLogis Korea Fund	120.5	24.2	20.0

Total property funds	$22,104.5	$12,111.0

(1)	As of March 31, 2008, we had no outstanding guarantees related to any debt of the unconsolidated property funds. Of the combined debt of the property funds, $2.4 billion is maturing during the remainder of 2008. This includes short-term financing that was issued by the funds during 2007 and 2008 to fund acquisitions of properties from us and third parties. The refinancing of this debt with long-term debt is in varying stages of completion. As of March 31, 2008, the property funds had received commitments from lenders for $1.9 billion, and as of May 1, 2008, have closed on $141 million of refinancing. See also Note 3 to our Consolidated Financial Statements in Item 1 for more information on the property funds.
(2)	Our ownership interest includes our direct interest of 17.0% and an indirect interest of 7.5% (through our 24.9% ownership interest in PEPR that owns 30% of PEPF II).
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
     In December 2007, the Board approved an increase in the annual distribution for 2008 from $1.84 to $2.07 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. We paid a distribution of $0.5175 per common share for the first quarter of 2008 on February 29, 2008.
     At March 31, 2008, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
     Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
     Other Commitments
     On a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolio of properties.
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

(v)	mark-to-market adjustments associated with derivative financial instruments utilized to manage foreign currency and interest rate risks.
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
     FFO attributable to common shares as defined by us was $369.1 million and $329.7 million for the three months ended March 31, 2008 and 2007, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2008	2007
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$194,005	$236,091
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	74,130	75,154
Adjustments to CDFS dispositions for depreciation	—	(2,337)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(3,813)	(4,964)
Real estate related depreciation and amortization	28	1,836

Totals discontinued operations	(3,785)	(3,128)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	32,818	18,841
Gains on dispositions of non-CDFS business assets	(54)	(1,899)
Other amortization items	(4,210)	(1,909)

Totals unconsolidated investees	28,554	15,033

Totals NAREIT defined adjustments	98,899	84,722

Subtotals — NAREIT defined FFO	292,904	320,813

Add (deduct) our defined adjustments:
Foreign currency exchange losses, net	34,841	7,364
Current income tax expense	9,658	—
Deferred income tax expense	2,500	3,321
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	517	(1,329)
Unrealized losses on derivative contracts	28,632	—
Deferred income tax expense (benefit)	69	(456)

Totals unconsolidated investees	29,218	(1,785)

Totals our defined adjustments	76,217	8,900

FFO attributable to common shares, as defined by us	$369,121	$329,713

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have used certain derivative financial instruments; primarily foreign currency put option and forward contracts, to reduce our foreign currency market risk, as we deem appropriate. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established polices and procedures.
     We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year-end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.
Interest Rate Risk
     Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. We have two interest rate swap contracts outstanding at March 31, 2008 with a total notional amount of $250 million that were designated as cash flow hedges to fix the interest rate on a portion of expected financing.

     Our primary interest rate risk is created by the variable rate lines of credit. During the three months ended March 31, 2008, we had weighted average daily outstanding borrowings of $2.7 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $2.3 million of cash flow for the three months ended March 31, 2008.
     We also have $0.8 billion of variable interest rate debt in which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $3.5 million on our cash flow for the three months ended March 31, 2008.
     The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts. See Note 3 to our Consolidated Financial Statements in Item 1 for further information on these derivatives.
Foreign Currency Risk
     Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.
     Our primary exposure to foreign currency exchange rates relates to the translation of the forecasted net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling, yen and renminbi. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At March 31, 2008, we had no put option contracts outstanding.
     We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At March 31, 2008, we had no forward contracts outstanding.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1A. Risk Factors
     As of March 31, 2008, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ William E. Sullivan

William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin

Jeffrey S. Finnin
Managing Director and Chief Accounting Officer
Date: May 6, 2008

Index to Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.