Form 10-Q
period 2008-06-30
PROLOGIS
filed 2008-08-06
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☑    No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐   No ☑
The number of shares outstanding of the Registrant’s common shares as of August 1, 2008 was 262,473,372.

PROLOGIS

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$262,380	$270,840	$531,090	$527,386
CDFS disposition proceeds:
Developed and repositioned properties	1,136,655	686,715	2,400,068	1,356,653
Acquired property portfolios	79,843	—	163,175	—
Property management and other fees and incentives	32,580	23,937	62,070	45,584
Development management and other income	3,374	6,176	10,531	13,615

Total revenues	1,514,832	987,668	3,166,934	1,943,238

Expenses:
Rental expenses	86,186	75,052	177,159	142,180
Cost of CDFS dispositions:
Developed and repositioned properties	936,610	476,684	1,921,917	915,675
Acquired property portfolios	79,843	—	163,175	—
General and administrative	59,215	48,423	115,687	96,765
Depreciation and amortization	84,866	74,004	162,238	151,973
Other expenses	5,633	15,068	8,103	17,934

Total expenses	1,252,353	689,231	2,548,279	1,324,527

Operating income	262,479	298,437	618,655	618,711

Other income (expense):
Earnings from unconsolidated property funds, net	36,553	15,804	17,986	34,768
(Losses) earnings from CDFS joint ventures and other unconsolidated investees, net	(6,878)	1,773	(3,606)	2,317
Interest expense	(84,136)	(90,640)	(169,260)	(179,291)
Interest and other income, net	9,644	9,735	15,260	20,909

Total other income (expense)	(44,817)	(63,328)	(139,620)	(121,297)

Earnings before minority interest	217,662	235,109	479,035	497,414
Minority interest share in loss (income), net	4,585	(723)	3,479	(896)

Earnings before certain net gains	222,247	234,386	482,514	496,518
Gains recognized on dispositions of certain non-CDFS business assets	4,662	124,085	4,662	124,085
Foreign currency exchange gains (losses), net	12,095	22,706	(24,606)	9,154

Earnings before income taxes	239,004	381,177	462,570	629,757

Income taxes:
Current income tax expense	12,692	26,645	37,524	44,745
Deferred income tax expense (benefit)	6,236	(9,503)	8,736	(6,182)

Total income taxes	18,928	17,142	46,260	38,563

Earnings from continuing operations	220,076	364,035	416,310	591,194

(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Discontinued operations:
(Loss) income attributable to disposed properties and assets held for sale, net	$(150)	$1,069	$32	$3,050
Gains recognized on dispositions:
Non-CDFS business assets	1,856	27,161	5,669	32,125
CDFS business assets	1,994	14,196	2,124	22,537

Total discontinued operations	3,700	42,426	7,825	57,712

Net earnings	223,776	406,461	424,135	648,906
Less preferred share dividends	6,384	6,357	12,738	12,711

Net earnings attributable to common shares	217,392	400,104	411,397	636,195
Other comprehensive income items:
Foreign currency translation gains, net	1,759	5,041	134,699	4,666
Unrealized gains (losses) on derivative contracts, net	6,715	2,188	(8,793)	753

Comprehensive income	$225,866	$407,333	$537,303	$641,614

Weighted average common shares outstanding — Basic	262,715	257,086	260,827	255,677

Weighted average common shares outstanding — Diluted	272,317	267,880	270,370	266,723

Net earnings per share attributable to common shares —
Basic:
Continuing operations	$0.82	$1.39	$1.55	$2.26
Discontinued operations	0.01	0.17	0.03	0.23

Net earnings per share attributable to common shares —
Basic	$0.83	$1.56	$1.58	$2.49

Net earnings per share attributable to common shares —
Diluted:
Continuing operations	$0.79	$1.34	$1.50	$2.17
Discontinued operations	0.01	0.16	0.03	0.22

Net earnings per share attributable to common shares —
Diluted	$0.80	$1.50	$1.53	$2.39

Distributions per common share	$0.5175	$0.46	$1.035	$0.92

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Real estate	$17,105,980	$16,578,845
Less accumulated depreciation	1,469,495	1,368,458

	15,636,485	15,210,387
Investments in and advances to unconsolidated investees	2,521,801	2,345,277
Cash and cash equivalents	523,846	399,910
Accounts and notes receivable	349,791	340,039
Other assets	1,434,482	1,408,814
Discontinued operations — assets held for sale	6,368	19,607

Total assets	$20,472,773	$19,724,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$10,789,200	$10,506,068
Accounts payable and accrued expenses	874,462	933,075
Other liabilities	763,014	769,408
Discontinued operations — assets held for sale	153	424

Total liabilities	12,426,829	12,208,975

Minority interest	115,582	78,661

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	125,000	125,000
Common Shares; $0.01 par value; 262,473 shares issued and outstanding at June 30, 2008 and 257,712 shares issued and outstanding at December 31, 2007	2,625	2,577
Additional paid-in capital	6,646,669	6,412,473
Accumulated other comprehensive income	401,228	275,322
Retained earnings	529,840	396,026

Total shareholders’ equity	7,930,362	7,436,398

Total liabilities and shareholders’ equity	$20,472,773	$19,724,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	June 30,
	2008	2007
Operating activities:
Net earnings	$424,135	$648,906
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest share in (losses) earnings	(3,479)	896
Straight-lined rents	(15,900)	(23,484)
Cost of share-based compensation awards	17,599	14,142
Depreciation and amortization	162,599	154,941
Equity in earnings from unconsolidated investees	(14,380)	(37,085)
Changes in operating receivables and distributions from unconsolidated investees	48,443	32,437
Amortization of deferred loan costs	5,952	5,291
Amortization of debt premium, net	(2,550)	(5,687)
Gains recognized on dispositions of non-CDFS business assets	(10,331)	(156,210)
Gains recognized on dispositions of CDFS business assets included in discontinued operations	(2,124)	(22,537)
Impairment charges	—	12,600
Unrealized foreign currency exchange losses (gains), net	20,801	(17,176)
Deferred income tax expense (benefit)	8,736	(6,182)
Increase in accounts and notes receivable and other assets	(40,696)	(130,827)
(Decrease) increase in accounts payable and accrued expenses and other liabilities	(81,145)	119,989

Net cash provided by operating activities	517,660	590,014

Investing activities:
Real estate investments	(3,000,419)	(2,274,901)
Cash consideration paid in Parkridge acquisition, net of cash acquired	—	(707,374)
Tenant improvements and lease commissions on previously leased space	(27,777)	(30,827)
Recurring capital expenditures	(13,335)	(16,210)
Proceeds from dispositions of real estate assets	2,496,653	1,964,286
Proceeds from repayment of notes receivable	1,290	40,322
Investments in and net advances to unconsolidated investees	(87,765)	(62,205)
Return of investment from unconsolidated investees	58,109	49,201

Net cash used in investing activities	(573,244)	(1,037,708)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	215,105	17,380
Distributions paid on common shares	(277,583)	(235,883)
Minority interest contributions (distributions), net	27,502	(4,748)
Dividends paid on preferred shares	(12,738)	(12,711)
Debt and equity issuance costs paid	(10,990)	(8,187)
Net proceeds (payments) from lines of credit and other credit facilities	52,607	(277,501)
Proceeds from issuance of debt to finance Parkridge acquisition	—	600,110
Proceeds from issuance of convertible senior notes `	544,500	1,228,125
Proceeds from issuance of senior notes, secured and unsecured debt `	599,612	6,459
Payments on senior notes, secured debt, unsecured debt and assessment bonds	(959,185)	(395,636)

Net cash provided by financing activities	178,830	917,408

Effect of exchange rate changes on cash	690	(3,301)

Net increase in cash and cash equivalents	123,936	466,413
Cash and cash equivalents, beginning of period	399,910	475,791

Cash and cash equivalents, end of period	$523,846	$942,204

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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2008 and our results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2007 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K, as amended.
     Certain amounts included in the accompanying consolidated financial statements for 2007 have been reclassified to conform to the 2008 financial statement presentation.
     Adoption of New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No.157” (“FSP FAS 157-2”), that delays the effective date of SFAS 157’s fair value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities, primarily derivative contracts that we or our unconsolidated investees are party to, did not have a material impact on our financial position and results of operations. Fair value measurements identified in FSP FAS 157-2 will be effective for our fiscal year beginning January 1, 2009. We are currently assessing the impact, if any, that SFAS 157 will have on our financial position and results of operations, as it relates to nonfinancial assets and liabilities.
     Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and SFAS 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date. We are currently assessing what impact the adoption of SFAS 141R and SFAS 160 will have on our financial position and results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities. SFAS 161 will require disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively and will be effective for our fiscal year beginning January 1, 2009, although early adoption is allowed. We do not expect the adoption of SFAS 161 in 2009 to have an impact on our financial position or results of operations.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” that requires separate accounting for the debt and equity components of convertible debt. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (for example, through the first optional redemption date) as additional non-cash interest expense. The effective date is January 1, 2009 with the application of the new accounting applied retrospectively to both new and existing convertible instruments, including the convertible notes we issued in 2007 and 2008. As a result of the new accounting, beginning in 2009, we will recognize an additional non-cash interest expense, for GAAP purposes, of between $64 million and $82 million per annum, prior to the capitalization of interest as a result of our development activities. In addition, we will be required to restate our 2007 and 2008 results to reflect the additional non-cash interest expense for the periods the convertible notes were outstanding in those years.
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
3. Unconsolidated Investees:
Summary of Investments
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	June 30,	December 31,
	2008	2007
Property funds	$1,860,473	$1,755,113
CDFS joint ventures and other unconsolidated investees	661,328	590,164

Totals	$2,521,801	$2,345,277

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Property Funds
     We have recognized fees and incentives and our proportionate share of net earnings or losses, related to our investments in property funds, as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings (losses) from unconsolidated property funds:
North America	$10,859	$5,689	$(6,236)	$11,641
Europe	5,940	6,398	9,730	14,468
Asia	19,754	3,717	14,492	8,659

Total earnings from unconsolidated property funds	$36,553	$15,804	$17,986	$34,768

Property management and other fees and incentives:
North America	$15,523	$9,879	$29,311	$19,771
Europe	12,878	11,262	24,776	20,892
Asia	4,179	2,796	7,983	4,921

Total property management and other fees and incentives	$32,580	$23,937	$62,070	$45,584

     In our CDFS business segment, as further discussed in Note 12, we develop and acquire real estate properties with the intent to contribute the properties to various property funds in which we have an ownership interest and act as manager. Upon contribution of properties to a property fund, we realize a portion of the profits from our CDFS activities, while at the same time, we continue to maintain a long-term ownership interest in our CDFS properties. This business strategy also provides liquidity to fund our future development activities and enhances future fee income. We generally receive ownership interests in the property funds (based on our pre-contribution interest) as part of the proceeds generated by the contributions of properties. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties. We recognize our proportionate share of the earnings or losses of each property fund, earn fees for acting as the manager, and earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.
     Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	June 30,	December 31,	June 30,	December 31,
Property Fund	2008	2007	2008	2007
ProLogis California	50.0%	50.0%	$102,639	$106,630
ProLogis North American Properties Fund I	41.3%	41.3%	26,746	27,135
ProLogis North American Properties Fund VI	20.0%	20.0%	36,324	37,218
ProLogis North American Properties Fund VII	20.0%	20.0%	31,218	31,321
ProLogis North American Properties Fund VIII	20.0%	20.0%	13,979	14,982
ProLogis North American Properties Fund IX	20.0%	20.0%	13,617	13,986
ProLogis North American Properties Fund X	20.0%	20.0%	15,692	15,721
ProLogis North American Properties Fund XI	20.0%	20.0%	28,704	30,712
ProLogis North American Industrial Fund (1)	23.2%	23.2%	126,717	104,277
ProLogis North American Industrial Fund II (2)	36.9%	36.9%	271,913	274,238
ProLogis North American Industrial Fund III (3)	20.0%	20.0%	127,296	123,720
ProLogis Mexico Industrial Fund (4)	20.0%	20.0%	98,804	38,085
ProLogis European Properties (“PEPR”)	24.9%	24.9%	486,435	494,593
ProLogis European Properties Fund II (“PEPF II”) (5)	24.5%	24.3%	186,082	158,483
ProLogis Japan Properties Fund I	20.0%	20.0%	91,799	87,663
ProLogis Japan Properties Fund II (6)	20.0%	20.0%	181,979	189,584
ProLogis Korea Fund (7)	20.0%	20.0%	20,529	6,765

Totals			$1,860,473	$1,755,113

(1)	We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund, subject to the property meeting certain leasing

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

and other criteria. The North American Industrial Fund has equity commitments aggregating approximately $1.4 billion from third party investors that expire in February 2009 with $539.6 million remaining to be funded at June 30, 2008. In addition, we are committed to make additional capital contributions in cash of $18.9 million through February 2009 as the fund acquires assets, primarily from us. During the six months ended June 30, 2008, we contributed 25 CDFS properties for aggregate proceeds of $485.3 million to the North American Industrial Fund. In connection with a contribution in the first quarter, we advanced the property fund $7.5 million, all of which was repaid in the second quarter of 2008. For the six months ended June 30, 2008, this property fund had $102.8 million of revenues and $572,000 of both income from continuing operations and net income.

(2)	This property fund was formed in July 2007 through our acquisition of a previously existing property fund.

(3)	We formed this property fund in July 2007 to acquire a portfolio of properties from a third party.

(4)	We are committed to offer to contribute substantially all of the properties we develop and stabilize in Mexico, and in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund, subject to the property meeting certain leasing and other criteria. ProLogis Mexico Industrial Fund made its first acquisitions in September 2007 and has equity commitments of $500.0 million from third party investors that expire in August 2010 with $259.3 million remaining to be funded at June 30, 2008. During the six months ended June 30, 2008, we contributed nine CDFS properties to this property fund for aggregate proceeds of $91.4 million, including one property that was part of a portfolio of properties acquired in 2006 with the intent to contribute to a property fund at, or slightly above, our cost. The property fund acquired a portfolio of 24 properties from a third party during the second quarter of 2008. In April 2008, we loaned this property fund $86.6 million that was used to repay bridge financing that had matured and for a portion of the costs related to the third party acquisition. In June 2008, the fund repaid $44.5 million of this loan with proceeds obtained from third party financing. The loan bears interest at LIBOR plus a margin and is payable upon demand.

(5)	Our ownership interest in ProLogis European Properties Fund II (“PEPF II”), which made its first acquisition in September 2007, is 24.5%, which includes a 17.0% direct interest and a 7.5% indirect interest. Our indirect interest is due to our 24.9% investment in PEPR, which owns approximately 30.0% of PEPF II. We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe, and in certain circumstances properties we acquire, to PEPF II, subject to the property meeting certain leasing and other criteria. PEPF II has equity commitments from PEPR and third party investors of €2.5 billion ($3.9 billion as of June 30, 2008) that expire in August 2010 with €1.7 billion ($2.6 billion as of June 30, 2008) remaining to be funded at June 30, 2008. During the six months ended June 30, 2008, we contributed 50 properties for aggregate proceeds of $1.4 billion. This includes three stabilized properties that were part of a portfolio of properties we acquired in February 2007 as part of the Parkridge transaction, as discussed in Note 2, with the intent to contribute to a property fund at, or slightly above, our cost. The property fund also acquired one building from a third party.

(6)	We are committed to offer to contribute all of the properties that we develop and stabilize in Japan through September 2010 to ProLogis Japan Properties Fund II, subject to the property meeting certain leasing and other criteria. During the six months ended June 30, 2008, we contributed six properties to this property fund for aggregate proceeds of $621.6 million and the property fund acquired one property from a third party and sold one property to a third party. ProLogis Japan Properties Fund II has an equity commitment of $1.0 billion from our fund partner, which was increased in February 2008 from $600.0 million. This commitment has $219.0 million left to be funded at June 30, 2008 and expires in September 2010.

(7)	This property fund made its first acquisition in July 2007. We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea, and in certain circumstances properties we acquire, to ProLogis Korea Fund, subject to the property meeting certain leasing and other criteria. During the six months ended June 30, 2008, the property fund acquired five properties from third parties. ProLogis Korea Fund has an equity commitment from our fund partner of $200.0 million that expires in June 2010 and has $115.7 million remaining to be funded at June 30, 2008.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2008
	North
	America	Europe	Asia	Total
For the three months ended June 30, 2008:
Revenues	$206.2	$166.1	$70.1	$442.4
Net earnings (1)	$17.8	$21.1	$92.6	$131.5
For the six months ended June 30, 2008:
Revenues	$406.2	$308.6	$135.2	$850.0
Net (losses) earnings (1)	$(41.5)	$27.2	$59.9	$45.6
As of June 30, 2008:
Total assets	$9,696.7	$8,786.2	$4,700.7	$23,183.6
Amounts due to us (from us)	$49.6	$7.8	$119.2	$176.6
Third party debt (2)	$5,704.6	$4,614.9	$2,344.4	$12,663.9
Total liabilities	$5,964.4	$5,426.8	$3,084.6	$14,475.8
Minority interest	$15.2	$13.6	$—	$28.8
Equity	$3,717.1	$3,345.8	$1,616.1	$8,679.0
Our weighted average ownership (3)	27.4%	24.8%	20.0%	25.0%
Our investment balance (4)	$893.6	$672.5	$294.3	$1,860.4
Deferred gains, net of amortization (5)	$238.7	$256.7	$161.7	$657.1

	2007
	North
	America	Europe	Asia	Total

For the three months ended June 30, 2007:
Revenues	$141.3	$129.8	$39.2	$310.3
Net earnings	$15.7	$23.1	$14.4	$53.2
For the six months ended June 30, 2007:
Revenues	$279.4	$240.2	$73.3	$592.9
Net earnings	$33.5	$53.8	$36.1	$123.4
As of December 31, 2007:
Total assets	$9,034.7	$6,526.4	$3,810.5	$19,371.6
Amounts due to us	$24.8	$70.0	$109.1	$203.9
Third party debt (2)	$5,305.2	$3,456.2	$1,889.5	$10,650.9
Total liabilities	$5,678.5	$4,057.7	$2,550.7	$12,286.9
Minority interest	$17.4	$10.8	$—	$28.2
Equity	$3,338.8	$2,457.8	$1,259.9	$7,056.5
Our weighted average ownership (3)	27.9%	24.8%	20.0%	25.5%
Our investment balance (4)	$818.0	$653.1	$284.0	$1,755.1
Deferred gains, net of amortization (5)	$216.4	$193.9	$127.0	$537.3

(1)	The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts that are designated as cash flow hedges to mitigate interest expense volatility associated with movements of interest rates for future debt issuances. In 2007, certain of the property funds in North America issued short-term bridge financing to finance their acquisitions of properties from us and third parties. Based on the anticipated refinancing of the bridge financings with long-term debt issuances, certain of these derivative contracts no longer met the requirements for hedge accounting and, therefore, the change in

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

the fair value of these contracts was recorded through earnings, along with the gain or loss on settlement of certain contracts. Included in net earnings (losses) from North America for the three and six months ended June 30, 2008 are net gains of $18.0 million and net losses of $40.2 million, respectively, which represent the losses recognized from the change in value and settlement of these contracts. We included our proportionate share of $6.6 million of net gains and $14.7 million of net losses in Earnings from Unconsolidated Property Funds for the three and six months ended June 30, 2008, respectively, in our Consolidated Statements of Earnings and Comprehensive Income.
The property funds in North America have the following interest rate swap contracts outstanding at June 30, 2008 (amounts are for the entire entity, not our proportionate share, and are in thousands):

	Our	Notional	Swap
Entity	Ownership	Amounts	Rate	Fair Value
ProLogis North American Industrial Fund II	36.9%	$320,600	5.73 — 5.83%		$(19,411)
ProLogis North American Industrial Fund III	20.0%	$118,000	5.79%	$	( 11,590	) (a)

(a)	The property fund settled these derivatives in July 2008 for a realized loss of $10.0 million.
We have recorded our proportionate share of the losses of the North America funds related to the instruments that qualify for hedge accounting, including the outstanding contracts in the above table, of $35.2 million in Accumulated Other Comprehensive Income in Shareholders’ Equity. Once these contracts are settled, the amount of the gain or loss upon settlement that is recorded by the property funds in other comprehensive income will be amortized over the life of the hedged debt issuance. As discussed above, for the contracts that did not qualify for hedge accounting, we recognized our share of the gains or losses in earnings.
In Japan, the property funds may enter into swap contracts that fix the interest rate of their variable rate debt. As these contracts did not qualify for hedge accounting, any change in value of these contracts is recognized as an unrealized gain or loss in earnings over the term of the contract. These contracts have no cash settlement at the end of the contract. Included in net earnings from Asia for the three and six months ended June 30, 2008 are net gains of $71.7 million and $20.1 million, respectively, which represent the change in value of these contracts. We included our proportionate share of these gains of $14.3 million and $4.0 million in Earnings from Unconsolidated Property Funds for the three and six months ended June 30, 2008, respectively, in our Consolidated Statements of Earnings and Comprehensive Income.

(2)	As of June 30, 2008 and December 31, 2007, we had not guaranteed any of the third party debt of the property funds.

(3)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(5)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.
CDFS joint ventures and other unconsolidated investees
     At June 30, 2008, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. The CDFS joint ventures include entities that develop and own distribution and retail properties and also include entities that perform land and mixed-use development activity. The other operating joint ventures primarily include entities that own a hotel property and office properties.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The amounts we have recognized as our proportionate share of the earnings (losses) from CDFS joint ventures and other unconsolidated investees are summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
North America	$5,624	$2,218	$7,888	$4,068
Europe	(374)	503	(667)	581
Asia	(12,128)	(948)	(10,827)	(2,332)

Total (losses) earnings from CDFS joint ventures and other unconsolidated investees	$(6,878)	$1,773	$(3,606)	$2,317

     Our investments in and advances to these entities are as follows (in thousands):

	June 30,	December 31,
	2008	2007
CDFS joint ventures:
North America	$67,129	$60,502
Europe	269,682	228,396
Asia	214,929	194,583

Total CDFS joint ventures	551,740	483,481
Other unconsolidated investees	109,588	106,683

Total	$661,328	$590,164

     In April 2008, we entered into an agreement with one of our CDFS joint ventures in which we own a 25% equity investment, to provide a portion of the financing for the expansion of their operations. The facility has a total commitment of €150.0 million ($232.2 million at June 30, 2008), bears interest from 8% — 12% depending on when the amounts are loaned in relation to the construction of the project for which the financing agreement was entered into. As of June 30, 2008, €19.4 million ($30.0 million at June 30, 2008) has been loaned to the joint venture under this agreement.
     In addition to the above loan, we entered into a separate loan agreement with this joint venture in 2007. As of June 30, 2008, there was an outstanding balance of £36.9 million ($72.6 million at June 30, 2008) loaned under this agreement. This loan bears interest at London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”) (depending on currency borrowed) plus a margin, matures February 2012 and provides for additional borrowing of either euro or pound sterling up to 25% of the approved budget for development projects inside the venture, representing our ownership interest, up to a maximum of £50 million.
4. Long-Term Compensation:
     We recognized share-based compensation expense of $9.8 million and $5.2 million for the three months ended June 30, 2008 and 2007, respectively, and $17.6 million and $14.1 million for the six months ended June 30, 2008 and 2007, respectively. This includes expense related to awards granted to our outside trustees, and is net of $2.7 million for both the three months ended June 30, 2008 and 2007 and $6.0 million and $5.2 million for the six months ended June 30, 2008 and 2007, respectively, that was capitalized due to our development and leasing activities. The share-based compensation expense recognized for the six months ended June 30, 2008 and 2007 also includes $4.0 million and $4.2 million, respectively, of expense related to accelerated vesting or a change in service period for share options and awards of employees who terminated employment with us in 2007 and our Chief Operating Officer’s planned retirement in January 2009.
     Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. The full value awards include restricted share units (“RSUs”) and contingent performance shares (“CPSs”).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Summary of Activity
     The activity for the six months ended June 30, 2008, with respect to our share options, is as follows:

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2007	7,998,410	$36.63	5,504,282
Granted	3,976	57.21
Exercised	(1,007,185)	23.90
Forfeited	(67,467)	54.37

Balance at June 30, 2008	6,927,734	$38.32	4,531,770

     The activity for the six months ended June 30, 2008, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested
Balance at December 31, 2007	2,554,786
Granted (1)	398,737
Exercised	(224,715)
Forfeited	(42,216)

Balance at June 30, 2008	2,686,592	$48.15	690,958

(1)	During the first quarter of 2008, we issued two separate awards of CPSs to our Chief Executive Officer. These awards will be earned, to the extent vested, based upon the attainment of specified levels of total shareholder return over the performance period, which ends December 31, 2012, and may result in the issuance of shares ranging from zero to 300,000.
5. Income Taxes:
     We and one of our consolidated subsidiaries have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”), and are not generally required to pay federal income taxes if we make distributions in excess of taxable income and meet the REIT requirements of the Code. We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries, which operate primarily in the CDFS business segment. Such elections allow us to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries where we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. In the United States, we are taxed in certain states in which we operate. Accordingly, we recognize income tax expense for the federal and state income taxes incurred by our TRSs, taxes incurred in certain states and foreign jurisdictions and interest and penalties, if any, associated with our unrecognized tax benefit liabilities.
     We have recorded liabilities for unrecognized tax benefits as of June 30, 2008 and December 31, 2007 of $201.6 million and $192.4 million, respectively. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” defines these liabilities as the difference between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. These liabilities consist of estimated federal, state and certain international jurisdictional income tax liabilities and interest and penalties, if any. Certain Catellus tax returns for the tax years 1999 through 2005 are under examination by the IRS and various state tax authorities. Included in the liabilities for unrecognized tax benefits is our best estimate of the liability we will incur related to these audits. We are currently involved in discussions with the IRS related to these audits, however, the timing and the amount of any settlement are uncertain at this time.
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
(Unaudited)

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
Indemnification Agreements
     We have indemnification agreements related to most property funds operating outside of the United States for the contribution of certain properties. Under these agreements we indemnify the funds, or our fund partners, for taxes that may be assessed related to the capital gains associated with the step up in the value of the underlying real estate assets when we contribute to these funds.
     The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related property fund or disposition of any properties by the property fund. Two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements, which we have estimated as $35.6 million and $15.5 million at June 30, 2008 and December 31, 2007, respectively. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition of a liability. We will adjust the potential liability in the future as facts and circumstances dictate.
6. Discontinued Operations:
     At June 30, 2008 and December 31, 2007, we had one property and two properties, respectively, that were classified as held for sale on our Consolidated Balance Sheets. The two properties that were classified as held for sale at December 31, 2007 were sold in the first quarter of 2008. The operations of the properties held for sale or disposed of to third parties during the six months ended June 30, 2008 and the full year of 2007, including land subject to ground leases, and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Earnings and Comprehensive Income for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The (loss) income attributable to discontinued operations is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Rental income	$121	$3,911	$887	$9,666
Rental expenses	(116)	(1,601)	(494)	(3,648)
Depreciation and amortization	(155)	(1,241)	(361)	(2,968)

(Loss) income attributable to disposed properties and assets held for sale	$(150)	$1,069	$32	$3,050

     The following information relates to properties and land parcels subject to ground leases disposed of to third parties, during the periods presented, and recorded as discontinued operations, including minor adjustments to previous dispositions (in thousands, except number of properties):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Non-CDFS business assets:
Number of properties	1	44	4	51
Net proceeds from dispositions	$14,184	$117,506	$51,294	$166,200
Net gains from dispositions	$1,856	$27,161	$5,669	$32,125
CDFS business assets:
Number of properties	1	4	1	4
Net proceeds from dispositions	$15,206	$105,810	$15,206	$173,298
Net gains from dispositions	$1,994	$14,196	$2,124	$22,537
7. Distributions and Dividends:
Common Share Distributions
     Cash distributions of $0.5175 per common share for each of the first and second quarters of 2008 were paid on February 29, 2008 and May 30, 2008, to holders of common shares of record on February 15, 2008 and May 15, 2008, respectively. Quarterly common share distributions paid in 2008 are based on the annual distribution level for 2008 of $2.07 per common share (as compared to $1.84 per common share in 2007) set by our Board of Trustees (“Board”) in December 2007. The payment of common share distributions is subject to the discretion of the Board and is dependent upon our financial condition and operating results, and may be adjusted at the discretion of the Board during the year.
Preferred Share Dividends
     The annual dividends on our cumulative redeemable preferred shares are $4.27 per share (Series C) and $1.6875 per share (Series F and Series G). For each of the first and second quarters of 2008, we paid quarterly dividends of $1.0675 per share (Series C) and $0.4219 per share (Series F and Series G). Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends.
8. Earnings Per Common Share:
     We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We determine diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings attributable to common shares	$217,392	$400,104	$411,397	$636,195
Minority interest (1)	1,087	1,474	2,238	2,462

Adjusted net earnings attributable to common shares	$218,479	$401,578	$413,635	$638,657

Weighted average common shares outstanding — Basic	262,715	257,086	260,827	255,677
Incremental weighted average effect of conversion of limited partnership units	5,053	5,108	5,053	5,124
Incremental weighted average effect of share options and awards (2)	4,549	5,686	4,490	5,922

Weighted average common shares outstanding — Diluted	272,317	267,880	270,370	266,723

Net earnings per share attributable to common shares — Basic	$0.83	$1.56	$1.58	$2.49

Net earnings per share attributable to common shares — Diluted	$0.80	$1.50	$1.53	$2.39

(1)	Includes only the minority interest attributable to the convertible limited partnership units.

(2)	Total weighted average potentially dilutive share options and awards outstanding (in thousands) were 10,276 and 10,283 for the three months ended June 30, 2008 and 2007, respectively, and 10,453 and 10,557 for the six months ended June 30, 2008 and 2007, respectively. The majority of these were dilutive for all periods.
9. Real Estate:
     Real estate assets, including CDFS properties pending contribution or disposition, are presented at cost, and consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
Distribution operating properties (1):
Improved land	$2,292,760	$2,200,761
Buildings and improvements	8,694,143	8,799,318
Retail operating properties (2):
Improved land	77,019	77,536
Buildings and improvements	254,478	250,884
Land subject to ground leases and other	453,834	458,782
Properties under development, including cost of land (3)	2,122,533	1,986,285
Land held for development (4)	2,477,318	2,152,960
Other investments (5)	733,895	652,319

Total real estate assets	17,105,980	16,578,845
Less accumulated depreciation	1,469,495	1,368,458

Net real estate assets	$15,636,485	$15,210,387

(1)	At June 30, 2008 and December 31, 2007, we had 1,369 and 1,378 distribution properties consisting of 205.7 million square feet and 207.3 million square feet, respectively.

(2)	At June 30, 2008 and December 31, 2007, we had 32 and 31 retail properties consisting of 1.2 million square feet and 1.2 million square feet, respectively.

(3)	Properties under development consisted of 184 properties aggregating 50.6 million square feet at June 30, 2008 and 180 properties aggregating 48.8 million square feet at December 31, 2007. Our total expected

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

investment upon completion of the properties under development at June 30, 2008 was approximately $4.3 billion.

(4)	Land held for development consisted of 9,859 acres and 9,351 acres at June 30, 2008 and December 31, 2007, respectively.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($51.8 million and $94.5 million at June 30, 2008 and December 31, 2007, respectively); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the due diligence process if an acquisition is considered probable; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; (v) cost of land use rights on operating properties in China; and (vi) costs related to our corporate office buildings.
     We own real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and South Korea).
     During the six months ended June 30, 2008, we acquired 20 distribution properties aggregating 4.9 million square feet with a combined purchase price of $202.5 million.
     Our largest customer and 25 largest customers accounted for 2.26% and 18.77%, respectively, of our annualized collected base rents at June 30, 2008.
10. Debt:
     Our debt consisted of the following (dollars in thousands):

	June 30, 2008		December 31, 2007
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Unsecured lines of credit	2.99%	$2,162,153	3.20%	$1,955,138
Senior notes and other unsecured debt	5.54%	4,795,286	5.43%	4,891,106
Convertible notes	2.18%	2,881,710	2.07%	2,332,905
Secured debt	6.76%	919,187	6.55%	1,294,809
Assessment bonds	3.45%	30,864	3.63%	32,110

Totals	4.22%	$10,789,200	4.40%	$10,506,068

     Our credit facilities provide aggregate borrowing capacity of $4.5 billion at June 30, 2008. This includes our Global Line, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. This also includes a multi-currency senior credit facility (“Credit Facility”) that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling. The total commitments under the Global Line and Credit Facility fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The majority of the Global Line and Credit Facility matures in October 2009; however, the Global Line contains provisions for an extension, at our option subject to certain conditions, to October 2010. The renminbi tranche accrues interest based upon the People’s Bank of China rate and matures in May 2009. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. As of June 30, 2008, under these facilities, we had outstanding borrowings of $2.6 billion and $178.4 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of approximately $1.7 billion.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     In May 2008, we closed on $600.0 million of senior notes maturing 2018 with a coupon rate of 6.625% and $550.0 million of 2.625% convertible senior notes due 2038. The proceeds were used to repay $346.6 million of secured debt that was scheduled to mature in November 2008, borrowings on our credit facilities and for general corporate purposes. The convertible notes are convertible at the holder’s option after February 15, 2013 and redeemable at our option after May 20, 2013, and in limited circumstances before then.
11. Shareholders’ Equity:
     During the six months ended June 30, 2008, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment and share purchase plan	38	$2,183
Long-term incentive plans	1,357	$16,532
Controlled equity offering plan	3,366	$196,381
12. Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Included in this segment are properties we developed and properties we acquired and rehabilitated or repositioned within the CDFS business segment with the intention of contributing the property to a property fund or selling to a third party. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are all reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (the Czech Republic, France, Germany, Hungary, Italy, Poland, Romania, Slovakia and the United Kingdom) and Asia (China, Japan and South Korea).

•	Investment management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds. Along with the income recognized under the equity method, we include fees earned for services performed on behalf of the property funds, interest earned on advances to the property funds and incentives earned based on investors’ returns. We utilize our leasing and property management expertise to manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to contributing to a property fund. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Earnings and Comprehensive Income. In addition, we occasionally acquire a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Earnings and Comprehensive Income. We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

or third parties, interest income earned on notes receivable related to asset sales to third parties or development activities and gains on the disposition of land parcels, including land subject to ground leases. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and in Asia (China, Japan and South Korea).
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
     We generally present the operations and net gains associated with properties sold to third parties as discontinued operations. Accordingly, these amounts are excluded from the segment presentation. See Note 6 for detail of our discontinued operations.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Property operations (1):
North America	$207,943	$218,865	$418,130	$427,051
Europe	25,320	29,230	56,781	52,939
Asia	15,747	12,054	31,732	27,539

Total property operations segment	249,010	260,149	506,643	507,529

Investment management (2):
North America	26,382	15,568	23,075	31,412
Europe	18,818	17,660	34,506	35,360
Asia	23,933	6,513	22,475	13,580

Total investment management segment	69,133	39,741	80,056	80,352

CDFS business (3):
North America	359,997	313,748	596,688	440,453
Europe	581,573	7,576	1,393,246	281,023
Asia	269,984	373,096	576,449	653,197

Total CDFS business segment	1,211,554	694,420	2,566,383	1,374,673

Total segment revenues	1,529,697	994,310	3,153,082	1,962,554
Other — North America	13,370	10,691	24,447	19,857
Reconciling item (4)	(28,235)	(17,333)	(10,595)	(39,173)

Total revenues	$1,514,832	$987,668	$3,166,934	$1,943,238

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net operating income:
Property operations (5):
North America	$144,242	$146,048	$285,251	$300,045
Europe	12,214	20,552	28,330	37,017
Asia	10,833	9,454	22,664	22,480

Total property operations segment	167,289	176,054	336,245	359,542

Investment management (2):
North America	26,382	15,568	23,075	31,412
Europe	18,818	17,660	34,506	35,360
Asia	23,933	6,513	22,475	13,580

Total investment management segment	69,133	39,741	80,056	80,352

CDFS business (6):
North America	57,490	101,969	92,506	138,042
Europe	73,327	2,155	205,598	78,770
Asia	58,765	111,258	175,314	237,082

Total CDFS business segment	189,582	215,382	473,418	453,894

Total segment net operating income	426,004	431,177	889,719	893,788
Other — North America	8,905	7,135	17,686	13,064
Reconciling items:
Earnings from other unconsolidated investees	3,301	3,135	6,064	4,069
General and administrative expenses	(59,215)	(48,423)	(115,687)	(96,765)
Depreciation and amortization expense	(84,866)	(74,004)	(162,238)	(151,973)
Other expenses	(114)	(114)	(230)	(230)
Interest expense	(84,136)	(90,640)	(169,260)	(179,291)
Interest and other income, net	7,783	6,843	12,981	14,752

Total reconciling items	(217,247)	(203,203)	(428,370)	(409,438)

Total earnings before minority interest	$217,662	$235,109	$479,035	$497,414

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets:
Property operations (7):
North America	$7,584,341	$7,971,582
Europe	1,678,533	1,900,327
Asia	1,181,399	898,375

Total property operations segment	10,444,273	10,770,284

Investment management:
North America	893,649	818,025
Europe	672,517	653,076
Asia	294,307	284,012

Total investment management segment	1,860,473	1,755,113

CDFS business:
North America	1,657,310	1,596,659
Europe	3,529,867	2,996,415
Asia	1,382,081	1,143,062

Total CDFS business segment	6,569,258	5,736,136

Total segment assets	18,874,004	18,261,533

Other — North America	654,143	636,073
Reconciling items:
Investments in and advances to other unconsolidated investees	109,588	106,683
Cash and cash equivalents	523,846	399,910
Accounts receivable	139,350	100,956
Other assets	165,474	199,272
Discontinued operations — assets held for sale	6,368	19,607

Total reconciling items	944,626	826,428

Total assets	$20,472,773	$19,724,034

(1)	Includes rental income of our distribution and retail properties.

(2)	Includes investment management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds along with interest earned on advances to the property funds.

(3)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions to third parties or development activities and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures.

(4)	Amount represents net earnings recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on certain notes receivable. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income.

(5)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(7)	Includes properties that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or disposition to a third party, as follows (in thousands):

	June 30, 2008		December 31, 2007
	Number of		Number of
	Properties	Investment	Properties	Investment
North America	90	$970,514	90	$996,384
Europe	83	1,586,524	100	1,815,431
Asia	80	1,159,823	59	790,046

Total	253	$3,716,861	249	$3,601,861

     The investment balance represents our current basis in these properties and does not include remaining costs to be incurred prior to contribution or disposition.
13. Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the six months ended June 30, 2008 and 2007 are as follows:
•	We received $262.9 million and $207.6 million of ownership interests in unconsolidated property funds as a portion of our proceeds from the contribution of properties to these property funds during the six months ended June 30, 2008 and 2007, respectively.

•	We assumed $4.0 million and $23.5 million of secured debt and other liabilities during the six months ended June 30, 2008 and 2007, respectively, in connection with the acquisition of properties.

•	During the six months ended June 30, 2008 and 2007, we recorded $6.7 million and $18.0 million, respectively, of minority interest liabilities associated with investments made in entities that we consolidate and own less than 100%.

•	We settled $1.6 million of minority interest liabilities with the conversion of limited partnership units into 128,000 common shares during the six months ended 2007.

•	We recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings in connection with the adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”.
     The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2008 and 2007 was $177.6 million and $182.1 million, respectively.
     During the six months ended June 30, 2008 and 2007, cash paid for income taxes was $51.2 million and $13.8 million, respectively.
     See also the discussion of other non-cash items related to the Parkridge acquisition in Note 2 and share-based compensation awards in Note 4 .
14. Derivative Financial Instruments:
     We may use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

     The following table summarizes the activity in our derivative instruments (in millions):

	For the six months ended June 30,
	2008			2007
	Foreign	Foreign		Foreign	Foreign	Interest
	Currency	Currency	Interest	Currency	Currency	Rate
	Put Options (1)	Forwards (2)	Rate Swaps (3)	Put Options (1)	Forwards (2)	Swaps (3)
Notional amounts at January 1	$—	$360.7	$—	$54.7	$661.0	$—
New contracts	—	—	250.0	—	2,637.1	959.2
Matured or expired contracts.	—	(360.7)	(250.0)	(54.7)	(508.7)	(500.0)

Notional amounts at June 30	$—	$—	$—	$—	$2,789.4	$459.2

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euros, pounds sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses.

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through earnings at the end of each period. We recognized no gains or losses and a net gain of $0.2 million in earnings for the six months ended June 30, 2008 and 2007, respectively.

(2)	The foreign currency forward contracts were designed to manage the foreign currency fluctuations of intercompany loans denominated in a currency other than the entity’s functional currency and not deemed to be a long-term investment. The foreign currency forward contracts allowed us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. These contracts were not designated as hedges, were marked-to-market through earnings and were substantially offset by the remeasurement gains and losses recognized on the intercompany loans. We had no forward contracts related to intercompany loans outstanding at June 30, 2008. We recognized net losses of $3.2 million and $28.0 million for the six months ended June 30, 2008 and 2007, respectively.

(3)	During the second quarter of 2008, in connection with the issuance of the notes, we unwound contracts that we entered into in March 2008 and recognized a decrease in value of $3.3 million associated with these contracts in Accumulated Other Comprehensive Income in Shareholders’ Equity on our Consolidated Balance Sheet and began amortizing as an increase to interest expense as interest payments are made on the related notes. In March 2007, in connection with the issuance of convertible notes, we unwound contracts that we entered into earlier in the quarter and recognized a decrease in value of $1.4 million associated with these contracts in Accumulated Other Comprehensive Income in Shareholders’ Equity on our Consolidated Balance Sheet and began amortizing as an increase to interest expense as interest payments are made on the convertible notes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Fair Value of Financial Instruments
     Effective January 1, 2008, we adopted SFAS 157, which defines fair value based on the price that would be received to sell an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
     Our derivative contracts are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy. To calculate the fair value of the derivative contracts, we primarily use the Level 2 hierarchy and record the resulting asset or liability in Other Assets or Accounts Payable and Accrued Expenses, as appropriate, in our Consolidated Balance Sheets. We had no derivative contracts outstanding as of June 30, 2008.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of June 30, 2008, the related consolidated statements of earnings and comprehensive income for the three-month and six-month periods ended June 30, 2008 and 2007, and the related statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of ProLogis’ management.
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
August 5, 2008

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2007 Annual Report on Form 10-K, as amended, “Form 10-K”.
     Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity, changes in sales or contribution volume or profitability of developed properties, general conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates; (ii) changes in financial markets, interest rates and foreign currency exchanges rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions; (v) maintenance of real estate investment trust (“REIT”) status; (vi) availability of financing and capital; (vii) changes in demand for developed properties; and (viii) those additional factors discussed in “Item 1A. Risk Factors” of our Form 10-K. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
Management’s Overview
     We are a self-administered and self-managed REIT that owns, operates and develops real estate properties, primarily industrial distribution properties, in North America, Europe and Asia (directly and through our unconsolidated investees). Our business is primarily driven by continued growth in world trade and the related requirements for modern, well-located inventory space in key global distribution locations. Our focus on our customers’ expanding needs has enabled us to become the world’s largest owner, manager and developer of industrial distribution properties.
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

•	CDFS Business Segment — We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties and acquired portfolios of properties to the property funds and from dispositions to third parties. In addition, we: (i) earn fees from our customers or other third parties for development activities that we perform on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions or development activity; (iii) recognize gains from the disposition of land parcels, including land subject to ground leases; and (iv) recognize our proportionate share of the earnings or losses generated by development joint ventures in which we have an investment. We expect growth in income in this segment to come primarily from the continued development of high-quality distribution and retail properties in our key markets in North America, Europe and Asia, resulting in the contribution to property funds or sale to third parties.
Summary of the six months ended June 30, 2008
     Although net operating income from our property operations segment decreased to $336.2 million for the six months ended June 30, 2008 from $359.5 million for the same period in 2007, the fundamentals of our business continued to be strong in 2008. The decrease was largely due to us owning a smaller operating portfolio during the first six months of 2008 over the same period in 2007 and an increase in insurance and other rental expenses not recoverable from our customers, offset partially by an increase in same store net operating income (as defined below) for the properties we own. The increase in insurance expense of $6.0 million was due to a tornado that struck certain properties in Memphis, Tennessee in February 2008 that were owned by us and owned by the property funds and insured by us through our insurance company. In addition, rental expenses have increased due to the increased size of the portfolios we manage on behalf of the property funds.
     The size and leased percentage of our direct-owned operating portfolio decreased in 2008 due to the timing of contributions and dispositions of properties offset by the acquisition and development of properties, resulting in a direct-owned operating portfolio of 1,401 properties at June 30, 2008 as compared with 1,408 properties at June 30, 2007. Our stabilized lease percentage (as defined below) in our direct-owned operating portfolio, including properties pending contribution to a property fund, was 90.4% at June 30, 2008, 92.9% at December 31, 2007 and 93.7% at June 30, 2007.
     Our net operating income from the investment management segment was $80.1 million for the six months ended June 30, 2008, compared to $80.4 million for the same period in 2007. For the six months ended June 30, 2008, we recognized $10.7 million of net losses that represented our share of losses recognized by the property funds on certain derivative contracts (see Note 3 to our Consolidated Financial Statements in Item 1). Excluding these losses, net operating income from this segment increased $10.4 million, or 12.9%, due primarily to an increase in the number of properties managed by us on behalf of the property funds, including several new property funds that were formed in the last half of 2007.
     We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties and properties owned by the property funds and industrial CDFS joint ventures, to 487.3 million square feet at June 30, 2008 from 459.5 million square feet at December 31, 2007. This increase is primarily in the portfolio of properties owned by the property funds due to contributions of properties from us and acquisitions from third parties. Our stabilized leased percentage for this portfolio (as defined below) was 94.2 % at June 30, 2008, compared with 95.6% at December 31, 2007. Our same store net operating income increased by 2.4% in the first six months of 2008 over the same period in 2007. See below for a reconciliation of our consolidated rental income, rental expenses and net operating income to the same store results.
     Net operating income of the CDFS business segment increased for the six months ended June 30, 2008 to $473.4 million from $453.9 million for the same period in 2007. This increase of 4.3% was due primarily to increased levels of contributions brought about by increased development and investment management activity. During the six months ended June 30, 2008, we started development on projects with a total expected cost at completion of $1.9 billion and completed development projects with a total expected cost of $1.7 billion. We believe our strong development and continued leasing activity of new developments, along with access to capital through the property funds, will continue to support our contribution activity to the property funds.
Key Transactions in 2008
•	In the first six months of 2008, we generated aggregate proceeds of $2.6 billion and recognized aggregate gains of $490.6 million from contributions and dispositions of properties, net of amounts deferred, as follows:
•	We generated $2.4 billion of proceeds and $478.1 million of gains from the contributions of CDFS developed and repositioned properties and sales of land. This is net of the deferral of $123.4 million of gains related to our ongoing ownership in the property funds that acquired the properties. This also includes one property sold to a third party that was developed under a pre-sale agreement.

•	We contributed, to certain property funds, acquired CDFS property portfolios at cost generating $163.2 million of proceeds. We acquired these portfolios of properties in 2007 and 2006 with the intent to contribute them to a new or existing property fund at our cost. In addition, we contributed one non-CDFS property to a property fund generating $6.3 million of proceeds and $4.7 million of gains.

•	We disposed of five CDFS and non-CDFS properties and one parcel of land subject to a ground lease to third parties, all of which are included in discontinued operations, generating proceeds of $66.5 million and $7.8 million of gains.
•	During the six months ended June 30, 2008, we acquired an aggregate 4.9 million square feet of operating properties with a combined purchase price of $202.5 million. These properties were primarily acquired for future contribution to a property fund, although we may hold certain properties for long-term investment.

•	We started development on projects with a total expected cost at completion of $1.9 billion and completed development projects with a total expected cost of $1.7 billion. We also acquired 1,412 acres of land (or land use rights) for future development for an aggregate purchase price of $599.0 million.

•	We raised $1.15 billion of proceeds through the issuance of $600 million of 6.625% senior notes and $550 million of 2.625% convertible notes.

•	We generated $196.4 million from the issuance of 3.4 million common shares under our Controlled Equity Offering Plan.
Results of Operations
Six months ended June 30, 2008 and 2007
     Information for the six months ended June 30, regarding net earnings attributable to common shares was as follows:

	2008	2007
Net earnings attributable to common shares (in thousands)	$411,397	$636,195
Net earnings per share attributable to common shares — Basic	$1.58	$2.49
Net earnings per share attributable to common shares — Diluted	$1.53	$2.39
     The decrease in net earnings in 2008 from 2007 is primarily due to lower gains on dispositions of properties. In 2007, we recognized gains of $619.7 million as compared with $490.6 million in 2008, primarily due to the disposition of 66 properties from our property operations segment to an unconsolidated property fund in June 2007. These dispositions also resulted in less rental income in 2008 compared with 2007. In addition, we had lower earnings from our unconsolidated investees due in part to the recognition of our share of losses from the property funds due to interest rate contracts (see Note 3 to our Consolidated Financial Statements in Item 1) and foreign currency exchange losses on the remeasurement of certain intercompany loans.
     In the discussion that follows, we present the results of operations by reportable business segment. See Note 12 to our Consolidated Financial Statements in Item 1 for further description of our segments.
Portfolio Information
     Our total operating portfolio of properties includes distribution and retail properties owned by us and distribution properties owned by the property funds and CDFS joint ventures that we manage. Our operating portfolio also includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party. The operating portfolio does not include properties under development or any other properties owned by the CDFS joint ventures, other than distribution properties, and was as follows (square feet in thousands):

	June 30, 2008		December 31, 2007		June 30, 2007
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations (1)	1,401	206,921	1,409	208,530	1,408	203,748
Investment management	1,241	273,475	1,131	244,150	955	204,319
CDFS business (2)	40	6,884	39	6,801	32	4,961

Totals	2,682	487,280	2,579	459,481	2,395	413,028

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet
June 30, 2008	253	56,381
December 31, 2007	249	56,861
June 30, 2007	233	51,988

(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).
     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 94.2% leased at June 30, 2008, 95.6% leased at December 31, 2007 and 95.2% leased at June 30, 2007. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we define as 93.0%.
Same Store Analysis
     We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the property funds and industrial CDFS joint ventures that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the six months ended June 30, 2008, as those operating properties that were in operation at January 1, 2007 and have been in operation throughout the full periods in both 2008 and 2007. We have removed all properties that were disposed of to a third party from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into US dollars, for both periods, to derive the same store results. The same store portfolio, for the six months ended June 30, 2008, aggregated 377.7 million square feet.
     The following is a reconciliation of our consolidated rental income, rental expenses and net operating income, as included in our Consolidated Financial Statements in Item 1, to the respective amounts in our same store portfolio analysis.

	For the Six Months Ended
	June 30,		Percentage
	2008	2007	Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Earnings and Comprehensive Income	$531,090	$527,386
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period	(85,155)	(42,106)
Rental income of properties in our Other Segment, not included in the same store portfolio — see Note 12	(24,447)	(19,857)
Effect of changes in foreign currency exchange rates and other	(1,422)	6,998
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	716,066	612,898

Same store portfolio — rental income (2)(3)	$1,136,132	$1,085,319	4.68%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Earnings and Comprehensive Income	$177,159	$142,180
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period	(29,507)	(8,804)
Rental expenses of properties in our Other Segment, not included in the same store portfolio — see Note 12	(6,761)	(6,793)
Effect of changes in foreign currency exchange rates and other	(18,207)	(2,330)
Unconsolidated investees :
Rental expenses of properties managed by us and owned by our unconsolidated investees	154,927	122,917

Same store portfolio — rental expenses (3)(4)	$277,611	$247,170	12.32%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Earnings and Comprehensive Income	$353,931	$385,206
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period	(55,648)	(33,302)
Net operating income of properties in our Other Segment, not included in the same store portfolio — see Note 12	(17,686)	(13,064)
Effect of changes in foreign currency exchange rates and other	16,785	9,328
Unconsolidated investees :
Net operating income of properties managed by us and owned by our unconsolidated investees	561,139	489,981

Same store portfolio — net operating income (3)	$858,521	$838,149	2.43%

(1)	As discussed above, our same store portfolio aggregates properties from our consolidated portfolio and properties owned by the property funds and industrial CDFS joint ventures that are managed by us and in which we invest. During the periods presented, certain properties owned by us were contributed to an unconsolidated investee and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated properties and those properties owned by our unconsolidated investees and managed by us.

(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management company provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the direct costs of providing property management services are recognized as part of our consolidated rental expenses. These include the costs to manage the properties we own directly and the properties owned by our unconsolidated investees. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table. In addition, in the six months ended June 30, 2008, we recognized a $6.0 million increase in insurance expense due to a tornado that struck certain properties owned by us and the property funds, which we insure through our insurance company. This amount is included as “effect of changes in foreign currency exchange rates and other” in the tables above.
Operational Outlook
     Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Growth in both world GDP and trade continues to support our market fundamentals, which in turn, support the leasing activity in our global development pipeline. During the six months ended June 30, 2008, in our total operating portfolio, including properties owned by our unconsolidated investees and managed by us, we executed 60.8 million square feet of leases. This includes 14.6 million square feet of initial leasing activity in completed developments and repositioned acquisitions, resulting in our stabilized portfolio being 94.2% leased at June 30, 2008. We consider our stabilized portfolio to be substantially occupied. The leased percentage will be impacted by the timing of development completions and acquisitions, which are included in our stabilized portfolio when they are 93% leased or have been owned or completed for one year, regardless of leasing status. Market rental rates are increasing in many of our international markets while they remain relatively flat in the U.S. We have experienced positive rental rate growth on turnovers, in the aggregate, for the past eight quarters, due in part to our in-place rents being under market. As a result, we expect to continue to see increasing rents on turnovers in many of our markets, although we expect conditions in the U.S. industrial market to continue to be impacted by the slow economic environment. An important fundamental to our long-term growth is repeat business with our global customers. Historically, approximately half of the space leased in our newly developed properties is with repeat customers (36.2% for the six months ended June 30, 2008).
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

	Six months ended
	June 30,
	2008	2007
Rental income	$506,643	$507,529
Rental expenses	170,398	147,987

Total net operating income — property operations segment	$336,245	$359,542

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
     Overall, our direct owned portfolio was smaller and the leased percentage was lower in the first half of 2008, as compared with the first half of 2007, due to the timing of contributions and dispositions of properties, offset by the acquisition and development of properties. Included in these contributions were 66 non-CDFS properties that were contributed to a property fund in June 2007. The stabilized lease percentage in our direct-owned portfolio decreased from 92.9% at December 31, 2007 to 90.4% at June 30, 2008.
     The decrease in rental income in 2008 from 2007 is due primarily to the contributions of properties to the unconsolidated property funds, offset partially by increases due to increased rental rates and leasing activity and increases in rental recoveries.
     Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $120.7 million and $102.5 million for the six months ended June 30, 2008 and 2007, respectively. The increases in rental expense recoveries were driven by increased property taxes and common area maintenance expenses such as utilities and snow removal costs.
     In addition to the increased recoverable expenses, as discussed above, certain non-recoverable costs and property management costs increased as well, offset somewhat by a decrease in expenses from the properties we contributed. The increase in non-recoverable costs included a $6.0 million insurance adjustment made during the first quarter of 2008 due to a tornado that struck certain properties owned by us and owned by the property funds and insured by us through our insurance company. The increase in property management costs is due largely to the increase in the number of properties under management.
Investment Management Segment
     The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in the property funds; (ii) fees and incentives earned for services performed on behalf of the property funds; and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds may include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange and derivative contract gains and losses; and (vi) gains on dispositions of properties. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the property funds; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. The costs of the property management function performed by us for the properties owned by the property funds are reported in the property operations segment and the costs of the investment management function are included in our general and administrative expenses. See Notes 3 and 12 to our Consolidated Financial Statements in Item 1 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.
     The net operating income from the investment management segment was as follows (in thousands):

	Six months ended
	June 30,
	2008	2007
North American property funds (1)	$23,075	$31,412
European property funds (2)	34,506	35,360
Asian property funds (3)	22,475	13,580

Total net operating income — investment management segment	$80,056	$80,352

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 12 and 10 funds at June 30, 2008 and 2007, respectively. Our ownership interests ranged from 20.0% to 50.0% at June 30, 2008. These property funds on a combined basis owned 825 and 619 properties at June 30, 2008 and 2007, respectively. Included in 2008 are net losses of $14.7 million, which represent our proportionate share of losses that were recognized by certain of the property funds, related to interest rate derivative contracts that no longer met the requirements for hedge accounting.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II. On a combined basis, these funds owned 339 and 293 properties at June 30, 2008 and June 30, 2007, respectively. The increase in properties is due to contributions we have made to PEPF II throughout the period, offset somewhat by the disposition of 47 properties in July 2007 by PEPR. Our ownership interest in PEPR and PEPF II was 24.9% and 24.5% respectively at June 30, 2008. Our ownership interest in PEPF II is due to our direct ownership interest of 17.0% and our indirect 7.5% interest through our ownership in PEPR, which owns a 30% interest in PEPF II.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan and one property fund in South Korea. These property funds on a combined basis owned 77 and 43 properties at June 30, 2008 and 2007, respectively. Included in 2008 are net gains of $4.0 million, which represent the change in value that was recorded through earnings on certain interest rate derivative contracts that do not qualify for hedge accounting treatment. These contracts have no cash settlement at the end of the contract, but the fair value fluctuates during the term of the contract.
CDFS Business Segment
     Net operating income from the CDFS business segment consists of: (i) gains resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to contribute to a property fund; (ii) gains from the dispositions of land parcels, including land subject to ground leases; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions or development; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with the potential acquisition and holding of CDFS business land and property. See Note 12 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.
     For the six months ended June 30, 2008, our net operating income in this segment was $473.4 million as compared to $453.9 million for the same period in 2007, an increase of $19.5 million. The increase was due, primarily, to a higher level of contributions in 2008. In 2008 and 2007, 19.5% and 30.4% of the net operating income of this operating segment was generated in North America, 43.4% and 17.4% was generated in Europe and 37.1% and 52.2% was generated in Asia, respectively.
     The CDFS business segment’s net operating income includes the following components (in thousands):

	Six months ended
	June 30,
	2008	2007
CDFS transactions in continuing operations:
Disposition proceeds, prior to deferral (1)	$2,686,680	$1,467,390
Proceeds deferred (2)	(123,437)	(110,737)
Cost of CDFS dispositions (1)	(2,085,092)	(915,675)

Net gains	478,151	440,978
Development management and other income	10,531	13,615
Interest income on notes receivable	2,279	6,157
Net losses from CDFS joint ventures	(9,670)	(1,752)
Other expenses and charges	(7,873)	(5,104)

Total net operating income — CDFS business segment	$473,418	$453,894

CDFS transactions recognized as discontinued operations (3):
Disposition proceeds	$15,206	$173,298
Cost of dispositions	(13,082)	(150,761)

Net CDFS gains in discontinued operations	$2,124	$22,537

(1)	During the six months ended June 30, 2008, we contributed 80 developed and repositioned properties to the property funds (30 in North America, 44 in Europe and six in Japan) and we contributed 10 properties that were part of acquired property portfolios to the property funds (four in North America and six in Europe). This compares with 2007 when we contributed 40 developed and repositioned buildings to the property funds (20 in North America, 15 in Europe and five in Japan). In addition, we recognized net gains of $2.8 million and $88.4 million from the disposition of land parcels during the six months ended June 30, 2008 and 2007, respectively.

The margins we earn in this segment vary quarter to quarter depending on a number of factors, including the type of property contributed, the market in which the land parcel and property are located and other market conditions, including investment capitalization rates. Additionally, we have experienced an increase in construction costs due to increased concrete, oil and steel prices, increasing both our construction costs and the replacement cost of our portfolio. The margins we earned in the first half of 2008 were lower than the same period in 2007 due to certain of these factors. In addition, our contributions in 2008 and the second half of 2007 included more properties that were part of an acquired property portfolio that were contributed at cost. As of June 30, 2008, we have an investment of approximately $200 million in acquired property portfolios that will be contributed in the remainder of 2008 at cost. As a result of the factors discussed above, we expect margins to moderate from existing levels for the remainder of 2008.

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

(3)	2008 includes one property and one land parcel subject to a ground lease and 2007 includes four properties and one land parcel subject to a ground lease, all of which were sold to third parties and met the criteria to be presented as discontinued operations.

     The level and timing of income generated from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to identify and secure sites for redevelopment; (iv) our ability to generate a profit from these activities; and (v) our success in raising capital to be used by the property funds to acquire the properties we have to contribute. There can be no assurance we will be able to maintain or increase the current level of net operating income in this segment. Overall, we believe that the continued demand for state-of-the-art distribution properties has resulted in positive leasing activity in our global development pipeline, which helps support our CDFS business segment, and that the diversity of our global platform permits us to focus on those geographic areas with the strongest demand for our product. During the six months ended June 30, 2008, we leased 14.6 million square feet of new leases on completed CDFS properties. We continue to monitor leasing activity and general economic conditions as it pertains to the CDFS business segment.
Other Components of Income
     General and Administrative Expenses
     General and administrative expenses were $115.7 million and $96.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase in general and administrative expenses is due primarily to our continued investment in the infrastructure necessary to support our business growth and continued expansion into new and existing international markets, the increase in our investment management business, our growing portfolio of properties through acquisitions and development and the growth in our CDFS business segment. This increase in infrastructure includes additional headcount and a higher level of performance-based compensation. Strengthening foreign currencies account for a portion of the increase when our international operations are translated into U.S. dollars at consolidation. During the six months ended June 30, 2008 and 2007, we recognized $4.0 million and $8.0 million of employee departure costs, respectively, related to accelerated vesting and changes in service periods related to terminated employees in 2007 and our Chief Operating Officer’s planned retirement in January 2009.
     Depreciation and Amortization
     Depreciation and amortization expenses were $162.2 million and $152.0 million for the six months ended June 30, 2008 and 2007, respectively.
     Interest Expense
     Interest expense includes the following components (in thousands):

	Six months ended June 30,
	2008	2007
Gross interest expense	$245,046	$232,876
Net premium amortization	(2,550)	(5,687)
Amortization of deferred loan costs	5,952	5,291

Interest expense before capitalization	248,448	232,480
Less: capitalized amounts	(79,188)	(53,189)

Net interest expense	$169,260	$179,291

     Interest expense before capitalization increased in 2008 as compared with the same period in 2007 primarily as a result of increased debt levels (a function of increased development activities and timing of contributions) offset by a decrease in our overall weighted average borrowing rate. The increase in development activities also accounts for the increased capitalized interest. See Note 1 to our Consolidated Financial Statements in Item 1 for a change in accounting that will impact our reported interest expense retrospectively upon adoption in 2009.
     Gains Recognized on Dispositions of Certain Non-CDFS Business Assets
     During the six months ended June 30, 2008 and 2007, we recognized gains of $4.7 million and $124.1 million on the disposition of one property and 66 properties, respectively, from our property operations segment to certain of the unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.
     Foreign Currency Exchange Gains (Losses), net
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
     During the six months ended June 30, 2008 and 2007, we recognized net foreign currency exchange losses of $24.6 million and net gains of $9.2 million, respectively. These primarily relate to remeasurement gains or losses on intercompany debt and related derivative contracts.
     Income Taxes
     During the six months ended June 30, 2008 and 2007, our current income tax expense was $37.5 million and $44.7 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, primarily related to our CDFS business, as well as certain state taxes. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable CDFS income and changes in tax and interest rates.
     We have recognized liabilities for unrealized tax benefits as of June 30, 2008 and December 31, 2007 of $201.6 million and $192.4 million, respectively. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” defines these liabilities as the difference between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. These liabilities consist of estimated federal, state and certain international jurisdictional income tax liabilities and interest and penalties, if any. Certain Catellus tax returns for the tax years 1999 through 2005 are under examination by the IRS and various state tax authorities. Included in the liabilities for unrealized tax benefits is our best estimate of the liability we will incur related to these audits. We are currently involved in discussions with the IRS related to these audits, however, the timing and the amount of any settlement are uncertain at this time.
     See Note 5 to our Consolidated Financial Statements in Item 1 for further discussion on our income taxes.
     Discontinued Operations
     During the six months ended June 30, 2008 and the year ended December 31, 2007, we disposed of five and 80 properties, respectively, as well as land subject to ground leases, to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations. See Note 6 to our Consolidated Financial Statements in Item 1.
     Three Months Ended June 30, 2008 and 2007
     The changes in net earnings attributable to common shares and its components for the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, are similar to the changes for the six month periods ended on the same dates or are separately discussed above.

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
Liquidity and Capital Resources
Overview
     We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements for the remainder of 2008.
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
     We continually assess our capital structure and look for ways to reduce our interest expense while financing our growing operations. As part of this assessment, we access the capital markets through the issuance of debt or equity securities when we believe the market conditions to be favorable to do so. This may include refinancing of maturing indebtedness, including borrowings on credit facilities that were used to fund acquisitions and development. Due to the continuing uncertainty in the credit markets, we may not be able to finance maturing debt on terms that are as favorable as the terms on the maturing debt. As a part of our CDFS business strategy, we are able to fund much of our on-going development and acquisition costs with the proceeds from the contribution and or disposition of properties. This strategy makes us less dependent on accessing the capital markets, although the property funds that primarily acquire our properties may also be affected by the current condition of the credit markets. As of June 30, 2008, we have scheduled principal payments of $16.2 million of debt for the remainder of 2008, including maturing debt. We expect to repay these amounts primarily with borrowings under our existing credit facilities as discussed below. In April 2008, we repaid $250.0 million of maturing senior notes with available cash. In May 2008, we closed on $600.0 million of senior notes maturing 2018 with a coupon rate of 6.625% and $550.0 million of 2.625% convertible senior notes due 2038. The proceeds were used to repay $346.6 million of secured debt that was scheduled to mature in November 2008, borrowings on our credit facilities and for general corporate purposes. The convertible notes are convertible at the holder’s option after February 15, 2013 and redeemable at our option after May 20, 2013, and in limited circumstances before then.
     Our credit facilities provide aggregate borrowing capacity of $4.5 billion at June 30, 2008. This includes our Global Line, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. This also includes a multi-currency senior credit facility (“Credit Facility”) that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling. The total commitments under the Global Line and Credit Facility fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The majority of the Global Line and Credit Facility matures in October 2009; however, the Global Line contains provisions for an extension, at our option subject to certain conditions, to October 2010. The renminbi tranche accrues interest based upon the People’s Bank of China rate and matures in May 2009. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. As of June 30, 2008, under these facilities, we had outstanding borrowings of $2.6 billion and $178.4 million of letters of credit outstanding with participating lenders resulting in remaining borrowing capacity of approximately $1.7 billion.
     In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for the remainder of 2008 and future years:

•	investments in current or future unconsolidated property funds;

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment;

•	development of properties directly and additional investment in joint ventures in the CDFS business segment;

•	acquisitions of properties or portfolios of properties in the CDFS business segment primarily for future contribution to property funds;

•	acquisitions of land for future development in the CDFS business segment;

•	capital expenditures on properties; and

•	scheduled principal payments, including $16.2 million that is due in the remainder of 2008.
     We expect to fund cash needs for the remainder of 2008 and future years primarily with cash from the following sources, all subject to market conditions:
•	available cash balances;

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds;

•	proceeds from the contributions of properties to current or future property funds;

•	proceeds from the disposition of land parcels and properties to third parties;

•	borrowing capacity under our Global Line or other credit facilities ($1.7 billion available as of June 30, 2008);

•	assumption of debt in connection with acquisitions; and

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans, all subject to market conditions.
Commitments related to future contributions to Property Funds
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Canada and the United States to the North American Industrial Fund. The North American Industrial Fund has equity commitments aggregating approximately $1.4 billion from third party investors that expire in February 2009 with $539.6 million remaining to be funded at June 30, 2008.
     We are committed to offer to contribute all of the properties we develop and stabilize in Mexico and, in certain circumstances properties we acquire, to ProLogis Mexico Industrial Fund. ProLogis Mexico Industrial Fund has

equity commitments of $500.0 million from third party investors that expire in August 2010 with $259.3 million remaining to be funded at June 30, 2008.
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in Europe and, in certain circumstances properties we acquire, to PEPF II. PEPF II has equity commitments that expire in August 2010 and aggregate approximately €2.5 billion ($3.9 billion as of June 30, 2008) from third party investors and PEPR with €1.7 billion ($2.6 billion as of June 30, 2008) remaining to be funded at June 30, 2008.
     We are committed to offer to contribute all of the properties we develop and stabilize in Japan to ProLogis Japan Properties Fund II through September 2010. ProLogis Japan Properties Fund II has an equity commitment of $1.0 billion from our fund partner, which was increased in February 2008 from $600.0 million. This commitment expires in September 2010 and has $219.0 million left to be funded at June 30, 2008.
     We are committed to offer to contribute substantially all of the properties we develop and stabilize in South Korea and, in certain circumstances properties we acquire, to ProLogis Korea Fund. ProLogis Korea Fund has an equity commitment from our fund partner of $200.0 million that expires in June 2010 and has $115.7 million remaining to be funded at June 30, 2008.
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
Cash Provided by Operating Activities
     Net cash provided by operating activities was $517.7 million and $590.0 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities in 2008 over 2007 is due primarily to changes in our operating assets and liabilities. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
Cash Investing and Cash Financing Activities
     For the six months ended June 30, 2008 and 2007, investing activities used net cash of $573.2 million and $1.0 billion, respectively. The following are the more significant activities for both periods presented:
•	We generated net cash from contributions and dispositions of properties and land parcels of $2.5 billion and $2.0 billion during the six months ended June 30, 2008 and 2007, respectively.

•	We invested $3.0 billion in real estate during the six months ended June 30, 2008 and $2.3 billion for the same period in 2007, excluding the Parkridge acquisition. These amounts include the acquisition of operating properties (20 properties and 18 properties with an aggregate purchase price of $202.5 million and $204.9 million in 2008 and 2007, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At June 30, 2008, we had 184 distribution and retail properties aggregating 50.6 million square feet under development, with a total expected investment of $4.3 billion. In February

2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $733.9 million.
•	We invested cash of $87.8 million and $62.2 million during the six months ended June 30, 2008 and 2007, respectively, in new, existing and potential unconsolidated investees, excluding the initial investment in the Parkridge retail business, which is included in the Parkridge acquisition discussed above.

•	We received proceeds from unconsolidated investees as a return of investment of $58.1 million and $49.2 million during the six months ended June 30, 2008 and 2007, respectively. The proceeds in 2007 include $18.7 million received from the liquidation of an investment in an unconsolidated investee.

•	We generated net cash proceeds from payments on notes receivable of $1.3 million and $40.3 million during the six months ended June 30, 2008 and 2007, respectively.
     For the six months ended June 30, 2008 and 2007, financing activities provided net cash of $178.8 million and $917.4 million, respectively. The following are the more significant activities for both periods presented:
•	In May 2008 we closed on $550.0 million of 2.625% convertible senior notes due 2038. The proceeds were used to repay secured debt and borrowings on our credit facilities and for general corporate purposes. In March 2007, we issued $1.25 billion of 2.25% convertible senior notes due 2037. We used the net proceeds of the offering to repay a portion of the outstanding balance under our Global Line and for general corporate purposes.

•	On our lines of credit and other credit facilities, including the Global Line and the Credit Facility, we had net proceeds from borrowings of $52.6 million and net payments of $277.5 million for the six months ended June 30, 2008 and 2007, respectively.

•	During 2007, we received proceeds of $600.1 million under a facility used to partially finance the Parkridge acquisition.

•	On our other debt, we had net payments of $959.2 million and $389.1 million for the six months ended June 30, 2008 and 2007, respectively, and we received net proceeds of $599.6 million from the issuance in May 2008 of $600.0 million of senior notes due 2018 with a coupon rate of 6.625%.

•	We generated proceeds from the sale and issuance of common shares of $215.1 million and $17.4 million for the six months ended June 30, 2008 and 2007, respectively.

•	We paid distributions of $277.6 million and $235.9 million to our common shareholders during the six months ended June 30, 2008 and 2007, respectively. We paid dividends on preferred shares of $12.7 million for both the six months ended June 30, 2008 and 2007.
Off-Balance Sheet Arrangements
     Liquidity and Capital Resources of Our Unconsolidated Investees
     We had investments in and advances to unconsolidated investees of $2.5 billion at June 30, 2008, of which $1.9 billion related to our investments in the property funds. Summarized financial information for the property funds (for the entire entity, not our proportionate share) at June 30, 2008 is presented below (dollars in millions):

		Third Party	Our
	Total Assets	Debt (1)	Ownership %
ProLogis California	$578.6	$317.0	50.0
ProLogis North American Properties Fund I	322.4	242.3	41.3
ProLogis North American Properties Fund VI	492.5	307.0	20.0
ProLogis North American Properties Fund VII	374.0	228.6	20.0
ProLogis North American Properties Fund VIII	184.1	112.0	20.0
ProLogis North American Properties Fund IX	187.4	119.6	20.0
ProLogis North American Properties Fund X	216.8	135.0	20.0
ProLogis North American Properties Fund XI	208.1	59.6	20.0
ProLogis North American Industrial Fund	2,618.7	1,531.6	23.2
ProLogis North American Industrial Fund II	2,181.6	1,323.7	36.9
ProLogis North American Industrial Fund III	1,761.9	1,103.5	20.0
ProLogis Mexico Industrial Fund	570.6	224.7	20.0
ProLogis European Properties (“PEPR”)	5,574.0	3,291.4	24.9
ProLogis European Properties Fund II (“PEPF II”)	3,212.2	1,323.5	24.5	(2)
ProLogis Japan Properties Fund I	1,298.0	588.2	20.0
ProLogis Japan Properties Fund II	3,275.1	1,725.0	20.0
ProLogis Korea Fund	127.6	31.2	20.0

Total property funds	$23,183.6	$12,663.9

(1)	As of June 30, 2008, we had no outstanding guarantees related to any debt of the unconsolidated property funds. Of the combined debt of the property funds, $862.8 million is maturing during the remainder of 2008. This includes certain short-term financing that was issued by the funds during 2007 and 2008 to fund acquisitions of properties from us and third parties. The refinancing of this debt with long-term debt is in varying stages of completion. As of August 1, 2008, with respect to the remaining 2008 maturities, the property funds have closed on $329.3 million of refinancings, received commitments from lenders for an additional $99.1 million and are in discussions on the remaining amounts. See also Note 3 to our Consolidated Financial Statements in Item 1 for more information on the property funds.

(2)	Our ownership interest includes our direct interest of 17.0% and an indirect interest of 7.5% (through our 24.9% ownership interest in PEPR that owns 30% of PEPF II).
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
     In December 2007, the Board of Trustees (“Board”) approved an increase in the annual distribution for 2008 from $1.84 to $2.07 per common share. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. We paid a distribution of $0.5175 per common share for the first quarter and second quarter of 2008 on February 29, 2008 and May 30, 2008, respectively.
     At June 30, 2008, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
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
     While we believe our defined FFO measure is an important supplemental measure, neither NAREIT’s nor our measure of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:
•	The current income tax expenses that are excluded from our defined FFO measure represent the taxes that will be payable.

•	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of distribution properties are not reflected in FFO.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from our defined FFO measure result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measure does not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from our defined FFO measure are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and

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
     FFO attributable to common shares as defined by us was $657.5 million and $639.6 million for the six months ended June 30, 2008 and 2007, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Six months ended
	June 30,
	2008	2007
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$411,397	$636,195

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	154,087	146,682
Adjustments to CDFS dispositions for depreciation	(1,710)	(2,337)
Gains recognized on dispositions of certain non-CDFS business assets	(4,662)	(124,085)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(5,669)	(32,125)
Real estate related depreciation and amortization	361	2,968

Totals discontinued operations	(5,308)	(29,157)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	66,312	39,209
Gains on dispositions of non-CDFS business assets	(165)	(1,888)
Other amortization items	(8,070)	(3,949)

Totals unconsolidated investees	58,077	33,372

Totals NAREIT defined adjustments	200,484	24,475

Subtotals — NAREIT defined FFO	611,881	660,670

Add (deduct) our defined adjustments:
Foreign currency exchange (gains) losses, net	20,801	(17,376)
Current income tax expense	9,658	3,038
Deferred income tax expense (benefit)	8,736	(6,182)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	1,460	(173)
Unrealized losses on derivative contracts	4,815	—
Deferred income tax expense (benefit)	135	(359)

Totals unconsolidated investees	6,410	(532)

Totals our defined adjustments	45,605	(21,052)

FFO attributable to common shares, as defined by us	$657,486	$639,618

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
Interest Rate Risk
     Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. We have no interest rate swap contracts outstanding at June 30, 2008.
     Our primary interest rate risk is created by the variable rate lines of credit. During the six months ended June 30, 2008, we had weighted average daily outstanding borrowings of $2.7 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $4.5 million of cash flow for the six months ended June 30, 2008.
     We also have $0.7 billion of variable interest rate debt in which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $1.4 million on our cash flow for the six months ended June 30, 2008.
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
     Our primary exposure to foreign currency exchange rates relates to the translation of the forecasted net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling, yen and renminbi. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At June 30, 2008, we had no put option contracts outstanding.
     We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At June 30, 2008, we had no forward contracts outstanding.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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
Item 1A. Risk Factors
     As of June 30, 2008, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders on May 9, 2008, our shareholders elected the following Trustees to office to serve until the annual meeting of shareholders in the year 2009 (of the total 258,447,910 common shares outstanding on the record date of March 13, 2008, 228,180,412 common shares were voted at the meeting), as follows:

Trustee Name	Votes For	Shares Withheld
Stephen L. Feinberg	215,479,809	12,700,603
George L. Fotiades	207,267,338	20,913,074
Christine N. Garvey	217,390,391	10,790,021
Lawrence V. Jackson	217,713,271	10,467,141
Donald P. Jacobs	215,935,827	12,244,585
Jeffrey H. Schwartz	216,217,823	11,962,589
D. Michael Steuert	217,371,266	10,809,146
J. Andre Teixeira	217,725,195	10,455,217
William D. Zollars	133,613,502	94,566,910
Andrea M. Zulberti	217,476,989	10,703,423
     In addition, at the annual meeting, ProLogis’ shareholders approved the audit committee’s engagement of KPMG LLP as the Company’s independent auditors for 2008. There were 225,780,434 common shares in favor, 796,064 common shares against and 1,603,914 common shares abstaining from the proposal.
Item 5. Other Information
     None.

Item 6. Exhibits

4.1	Sixth Supplemental Indenture, dated as of May 7, 2008.

4.2	Seventh Supplemental Indenture, dated as of May 7, 2008.

10.1	Employment Agreement dated May 11, 2008, between ProLogis and Diane Sheryl Detering-Paddison (Incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed May 14, 2008)

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Managing Director and Chief Accounting Officer

Date: August 5, 2008

Index to Exhibits

4.1	Sixth Supplemental Indenture, dated as of May 7, 2008.

4.2	Seventh Supplemental Indenture, dated as of May 7, 2008.

10.1	Employment Agreement dated May 11, 2008, between ProLogis and Diane Sheryl Detering-Paddison (Incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed May 14, 2008)

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.