Form 10-Q
period 2008-09-30
PROLOGIS
filed 2008-11-10
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common shares as of November 3, 2008 was 265,658,322.

PROLOGIS
INDEX

		Page
		Number(s)
PART I.	Financial Information	3
	Item 1. Financial Statements:	3
	Consolidated Statements of Earnings and Comprehensive Income (Loss) — Three and Nine months ended September 30, 2008 and 2007	3
	Consolidated Balance Sheets — September 30, 2008 and December 31, 2007	5
	Consolidated Statements of Cash Flows — Nine months ended September 30, 2008 and 2007	6
	Notes to Consolidated Financial Statements	7
	Report of Independent Registered Public Accounting Firm	27
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
	Item 4. Controls and Procedures	51
PART II.	Other Information	51
	Item 1. Legal Proceedings	51
	Item 1A. Risk Factors	51
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
	Item 3. Defaults Upon Senior Securities	52
	Item 4. Submission of Matters to a Vote of Security Holders	52
	Item 5. Other Information	52
	Item 6. Exhibits	53
EX-12.1
EX-12.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
INSTANCE DOCUMENT
SCHEMA DOCUMENT
CALCULATION LINKBASE DOCUMENT
LABELS LINKBASE DOCUMENT
PRESENTATION LINKBASE DOCUMENT
DEFINITION LINKBASE DOCUMENT

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$253,499	$280,514	$784,223	$807,677
CDFS disposition proceeds:
Developed and repositioned properties	613,443	735,428	3,013,511	2,092,081
Acquired property portfolios	190,711	2,406,795	353,886	2,406,795
Property management and other fees and incentives	35,502	27,095	97,572	72,679
Development management and other income	7,991	10,321	18,522	23,936

Total revenues	1,101,146	3,460,153	4,267,714	5,403,168

Expenses:
Rental expenses	85,822	74,835	262,710	216,658
Cost of CDFS dispositions:
Developed and repositioned properties	542,311	572,668	2,464,228	1,488,343
Acquired property portfolios	190,711	2,338,186	353,886	2,338,186
General and administrative	57,836	50,208	173,523	146,973
Depreciation and amortization	81,889	71,852	243,893	223,610
Other expenses	3,689	3,550	11,792	21,484

Total expenses	962,258	3,111,299	3,510,032	4,435,254

Operating income	138,888	348,854	757,682	967,914

Other income (expense):
Earnings from unconsolidated property funds, net	18,299	46,688	36,285	81,456
Earnings (losses) from CDFS joint ventures and other unconsolidated investees, net	2,192	4,679	(1,414)	6,996
Interest expense	(83,327)	(107,964)	(252,587)	(287,255)
Interest and other income, net	1,822	11,613	17,082	32,522

Total other income (expense)	(61,014)	(44,984)	(200,634)	(166,281)

Earnings before minority interest	77,874	303,870	557,048	801,633
Minority interest share in loss (income), net	1,031	(1,855)	4,510	(2,751)

Earnings before certain net gains	78,905	302,015	561,558	798,882
Gains recognized on dispositions of certain non-CDFS business assets	1,152	21,289	5,814	145,374
Foreign currency exchange gains (losses), net	(10,344)	991	(34,950)	10,145

Earnings before income taxes	69,713	324,295	532,422	954,401

Income taxes:
Current income tax expense	11,577	14,204	49,101	58,949
Deferred income tax expense	10,742	11,892	19,478	5,710

Total income taxes	22,319	26,096	68,579	64,659

Earnings from continuing operations	47,394	298,199	463,843	889,742

(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
EARNINGS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Discontinued operations:
Income (loss) attributable to disposed properties and assets held for sale, net	$(189)	$992	$(296)	$3,693
Gains recognized on dispositions:
Non-CDFS business assets	2,492	6,607	8,161	38,732
CDFS business assets	108	—	2,232	22,537

Total discontinued operations	2,411	7,599	10,097	64,962

Net earnings	49,805	305,798	473,940	954,704
Less preferred share dividends	6,333	6,354	19,071	19,065

Net earnings attributable to common shares	43,472	299,444	454,869	935,639
Other comprehensive income (loss) items:
Foreign currency translation gains (losses), net	(279,436)	88,700	(144,737)	93,366
Unrealized gains (losses) on derivative contracts, net	827	(9,987)	(7,966)	(9,234)

Comprehensive income (loss)	$(235,137)	$378,157	$302,166	$1,019,771

Weighted average common shares outstanding — Basic	263,139	257,435	261,665	256,270

Weighted average common shares outstanding — Diluted	266,133	267,871	270,665	267,177

Net earnings per share attributable to common shares — Basic:
Continuing operations	$0.16	$1.13	$1.70	$3.40
Discontinued operations	0.01	0.03	0.04	0.25

Net earnings per share attributable to common shares — Basic	$0.17	$1.16	$1.74	$3.65

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$0.15	$1.09	$1.65	$3.27
Discontinued operations	0.01	0.03	0.04	0.24

Net earnings per share attributable to common shares — Diluted	$0.16	$1.12	$1.69	$3.51

Distributions per common share	$0.5175	$0.46	$1.5525	$1.38

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Real estate	$17,285,584	$16,578,845
Less accumulated depreciation	1,523,778	1,368,458

	15,761,806	15,210,387
Investments in and advances to unconsolidated investees	2,570,571	2,345,277
Cash and cash equivalents	341,087	399,910
Accounts and notes receivable	301,116	340,039
Other assets	1,490,996	1,408,814
Discontinued operations — assets held for sale	1,487	19,607

Total assets	$20,467,063	$19,724,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$11,097,901	$10,506,068
Accounts payable and accrued expenses	925,365	933,075
Other liabilities	759,887	769,408
Discontinued operations — assets held for sale	38	424

Total liabilities	12,783,191	12,208,975

Minority interest	111,615	78,661

Shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	125,000	125,000
Common Shares; $0.01 par value; 262,652 shares issued and outstanding at September 30, 2008 and 257,712 shares issued and outstanding at December 31, 2007	2,627	2,577
Additional paid-in capital	6,660,352	6,412,473
Accumulated other comprehensive income	122,619	275,322
Retained earnings	436,659	396,026

Total shareholders’ equity	7,572,257	7,436,398

Total liabilities and shareholders’ equity	$20,467,063	$19,724,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,
	2008	2007
Operating activities:
Net earnings	$473,940	$954,704
Adjustments to reconcile net earnings to net cash provided by operating activities:
Minority interest share in (losses) earnings	(4,510)	2,751
Straight-lined rents	(24,806)	(34,042)
Cost of share-based compensation awards	27,732	18,782
Depreciation and amortization	244,529	227,445
Equity in earnings from unconsolidated investees	(34,871)	(88,452)
Changes in operating receivables and distributions from unconsolidated investees	14,152	50,258
Amortization of deferred loan costs	9,140	7,827
Amortization of debt premium, net	(1,593)	(6,813)
Gains recognized on dispositions of non-CDFS business assets	(13,975)	(184,106)
Gains recognized on dispositions of CDFS business assets included in discontinued operations	(2,232)	(22,537)
Impairment charges	—	12,600
Unrealized foreign currency exchange losses, net	27,218	11,706
Deferred income tax expense	19,478	5,710
Increase in accounts and notes receivable and other assets	(59,020)	(122,977)
(Decrease) increase in accounts payable and accrued expenses and other liabilities	(11,471)	199,665

Net cash provided by operating activities	663,711	1,032,521

Investing activities:
Real estate investments	(4,306,323)	(3,640,109)
Tenant improvements and lease commissions on previously leased space	(44,333)	(50,095)
Recurring capital expenditures	(27,208)	(28,482)
Purchase of Macquarie ProLogis Trust (“MPR”), net of cash acquired	—	(1,137,028)
Cash consideration paid in Parkridge acquisition, net of cash acquired	—	(707,374)
Investments in and net advances to unconsolidated investees	(149,347)	(507,378)
Return of investment from unconsolidated investees	98,046	39,087
Proceeds from dispositions of real estate assets	3,209,094	3,087,967
Proceeds from repayment of notes receivable	1,497	42,008

Net cash used in investing activities	(1,218,574)	(2,901,404)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	217,107	26,664
Distributions paid on common shares	(414,236)	(354,152)
Dividends paid on preferred shares	(19,071)	(19,065)
Minority interest contributions (distributions), net	24,833	(7,065)
Debt and equity issuance costs paid	(11,448)	(8,602)
Net proceeds from credit facilities	537,694	119,017
Proceeds from issuance of debt to finance MPR and Parkridge acquisitions	—	1,719,453
Proceeds from issuance of convertible senior notes	544,500	1,228,125
Proceeds from issuance of senior notes, secured and unsecured debt	599,612	6,459
Payments on senior notes, secured and unsecured debt and assessment bonds	(963,363)	(787,391)

Net cash provided by financing activities	515,628	1,923,443

Effect of foreign currency exchange rate changes on cash	(19,588)	19,921

Net (decrease) increase in cash and cash equivalents	(58,823)	74,481
Cash and cash equivalents, beginning of period	399,910	475,791

Cash and cash equivalents, end of period	$341,087	$550,272

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
     The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2008 and our results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2007 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K, as amended.
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
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” that requires separate accounting for the debt and equity components of convertible debt. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (for example, through the first optional redemption date) as additional non-cash interest expense. The effective date is January 1, 2009 with the application of the new accounting applied retrospectively to both new and existing convertible instruments, including the convertible notes we issued in 2007 and 2008. As a result of the new accounting, beginning in 2009, we will recognize an additional non-cash interest expense, for purposes of calculating earnings, of between $64 million and $82 million per annum, prior to the capitalization of interest as a result of our development activities. In addition, we will be required to restate our 2007 and 2008 results to reflect the additional non-cash interest expense for the periods the convertible notes were outstanding in those years.
2. Mergers and Acquisitions:
     In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European developer. The total purchase price was $1.3 billion, which was financed with $733.9 million in cash, $339.5 million of equity (4.8 million common shares valued for accounting purposes at $71.01 per share) and the remainder through the assumption of debt and other liabilities. The cash portion of the acquisition was funded with borrowings under our global senior credit facility (“Global Line”) and a new multi-currency credit facility.
3. Unconsolidated Investees:
Summary of Investments
     Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	September 30,	December 31,
	2008	2007
Property funds	$1,865,609	$1,755,113
CDFS joint ventures and other unconsolidated investees	704,962	590,164

Totals	$2,570,571	$2,345,277

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
Property Funds
     We recognize fees and incentives and our proportionate share of net earnings or losses, related to our investments in property funds, as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings (losses) from unconsolidated property funds:
North America	$4,408	$5,163	$(1,798)	$16,804
Europe	7,277	37,167	16,977	51,635
Asia	6,614	4,358	21,106	13,017

Total earnings from unconsolidated property funds	$18,299	$46,688	$36,285	$81,456

Property management and other fees and incentives:
North America	$15,423	$11,487	$44,734	$31,258
Europe	15,181	10,139	39,957	31,031
Asia	4,898	5,469	12,881	10,390

Total property management and other fees and incentives	$35,502	$27,095	$97,572	$72,679

     In our CDFS business segment, as further discussed in Note 11, we develop and acquire real estate properties with the intent to contribute the properties to various property funds in which we have an ownership interest and act as manager. Upon contribution of properties to a property fund, we realize a portion of the profits from our CDFS activities due to the increased fair value, based on third party appraisals, and to the extent of third party ownership in the property fund. After we contribute the property, we continue to maintain a long-term ownership interest in our CDFS properties. This business strategy has provided us liquidity to fund our development activities and has increased fee income. We generally receive ownership interests in the property funds (based on our pre-contribution interest) as part of the proceeds generated by the contributions of properties. The property funds generally own operating properties that we have contributed to them, although certain of the property funds have also acquired properties from third parties.
     Property management and other fees and incentives include fees and incentives earned for services performed on behalf of the property funds and our fund partners. We earn fees for acting as the manager and earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on our fund partners’ returns over a specified period.
     Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	September 30,	December 31,	September 30,	December 31,
Property Fund	2008	2007	2008	2007
ProLogis California	50.0%	50.0%	$102,298	$106,630
ProLogis North American Properties Fund I	41.3%	41.3%	25,658	27,135
ProLogis North American Properties Fund VI	20.0%	20.0%	36,028	37,218
ProLogis North American Properties Fund VII	20.0%	20.0%	31,965	31,321
ProLogis North American Properties Fund VIII	20.0%	20.0%	13,848	14,982
ProLogis North American Properties Fund IX	20.0%	20.0%	13,509	13,986
ProLogis North American Properties Fund X	20.0%	20.0%	15,620	15,721
ProLogis North American Properties Fund XI	20.0%	20.0%	28,590	30,712
ProLogis North American Industrial Fund (1)	23.2%	23.2%	132,841	104,277
ProLogis North American Industrial Fund II (2)	36.9%	36.9%	268,196	274,238
ProLogis North American Industrial Fund III (3)	20.0%	20.0%	126,186	123,720
ProLogis Mexico Industrial Fund (4)	20.0%	20.0%	102,452	38,085
ProLogis European Properties (“PEPR”) (5)	24.9%	24.9%	443,838	494,593
ProLogis European Properties Fund II (“PEPF II”) (6)	24.5%	24.3%	203,875	158,483
ProLogis Japan Properties Fund I	20.0%	20.0%	92,030	87,663
ProLogis Japan Properties Fund II	20.0%	20.0%	191,983	189,584
ProLogis Korea Fund (7)	20.0%	20.0%	21,288	6,765
ProLogis China Acquisition Fund (8)	33.0%	—	15,404	—

Totals			$1,865,609	$1,755,113

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	In connection with a contribution in the first quarter of 2008, we advanced the property fund $7.5 million, all of which was repaid in the second quarter of 2008. For the nine months ended September 30, 2008, this property fund had $161.8 million of revenues and $417,000 of both income from continuing operations and net income.

(2)	In July 2007, we acquired all of the units in Macquarie ProLogis Trust, an Australian listed property trust (“MPR”) which had an 88.7% ownership interest in ProLogis North American Properties Fund V. The total consideration was approximately $2.0 billion consisting of cash in the amount of $1.2 billion and assumed liabilities of $0.8 billion. We entered into foreign currency forward contracts to economically hedge the purchase price of MPR. As this type of contract does not qualify for hedge accounting treatment, we recognized mark to market gains of $9.3 million in earnings for the second quarter of 2007 and additional gains of $17.3 million in the third quarter of 2007 upon settlement of the contracts. These gains are included in Foreign Currency Exchange Gains and Losses, Net in our Consolidated Statements of Earnings and Comprehensive Income (Loss).

As a result of the MPR acquisition, we owned 100% and consolidated the results of the assets for approximately two months, at which time the lender converted certain of the bridge debt into equity of a new property fund, ProLogis North American Industrial Fund II, in which we currently have a 36.9% equity interest. Upon conversion by the lender in the third quarter of 2007, we recognized net gains of $68.6 million that are reflected as Proceeds and Costs of CDFS Acquired Property Portfolios in our Consolidated Statements of Earnings and Comprehensive Income (Loss) in both the three and nine months ended September 30, 2007.

(3)	We formed this property fund in July 2007 to acquire a portfolio of properties from a third party.

(4)	We formed this property fund in the third quarter of 2007. In April 2008, we loaned this property fund $86.6 million that was used to repay bridge financing that had matured and for a portion of the costs related to a third party acquisition. Through September 30, 2008, the fund had repaid $44.5 million of this loan with proceeds obtained from third party financing. The loan bears interest at LIBOR plus a margin and is payable upon demand. In connection with a contribution we made to this fund in October 2008, we loaned the fund an additional $31.8 million. On October 30, 2008, the property fund closed on insurance company financing of $44.5 million, the proceeds of which were used to pay down the loans to us.

(5)	In July 2007, this property fund sold a portfolio of 47 properties.

(6)	This property fund was formed in July 2007. Our ownership interest in ProLogis European Properties Fund II (“PEPF II”), which made its first acquisition in September 2007, is 24.5%, which includes a 17.0% direct interest and a 7.5% indirect interest. Our indirect interest is due to our 24.9% investment in PEPR, which owns approximately 30.0% of PEPF II.

(7)	This property fund made its first acquisition in July 2007.

(8)	In April 2008, we formed a property fund in China, ProLogis China Acquisition Fund, in which we currently have a 33% ownership. This property fund will primarily acquire distribution properties from third parties in our targeted distribution markets across China. The property fund agreements provide for a total capacity, including our equity, our partner’s equity and leverage, to be approximately $2 billion.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     We are committed to offer to contribute substantially all of the properties that we develop and stabilize in certain markets to the following funds, subject to the property meeting certain leasing and other criteria, other than the ProLogis China Acquisition Fund that was formed to acquire properties from third parties. The following table outlines acquisitions made by these property funds from ProLogis and third parties during the nine months ended September 30, 2008, including the related financing of such acquisitions, and the remaining equity commitments of each property fund from us and our fund partners as of September 30, 2008 (in millions):

											Available
	Fund Acquisitions					Remaining Equity Commitments (1)					Under
		Third			Equity		Fund		Expiration		Credit
	ProLogis	Parties	Total	Debt	and Other	ProLogis	Partners		Date		Facility
ProLogis North American Industrial Fund	$615.2	$—	$615.2	$332.1	$283.1	$120.3	$506.1		2/09	(2)	$64.3
ProLogis Mexico Industrial Fund	91.4	189.8	281.2	133.7	147.5	64.7	246.7		8/10		—
ProLogis European Properties Fund II	1,870.6	84.0	1,954.6	801.0	1,153.6	447.6	2,185.4	(3)	8/10		291.1
ProLogis Japan Properties Fund II	683.9	83.7	767.6	457.9	309.7	47.7	190.7		9/10		—
ProLogis Korea Fund	—	81.2	81.2	8.4	72.8	25.4	101.7		6/10		—
ProLogis China Acquisition Fund	83.6	—	83.6	—	83.6	315.2	640.0		4/12		—

Total	$3,344.7	$438.7	$3,783.4	$1,733.1	$2,050.3	$1,020.9	$3,870.6				$355.4

(1)	These amounts represent the remaining equity commitments from us and our fund partners. We generally fulfill our equity commitment with a portion of the proceeds from the properties we contribute to the property fund. Our fund partners fulfill the commitment with the contribution of cash. The property fund generally obtains debt financing for a portion of the acquisition price depending on market conditions and the leverage terms of the property fund agreements.

(2)	We are currently in discussions with our fund partners relative to an extension of the majority of the remaining commitments.

(3)	PEPF II’s equity commitments are denominated in Euro and include PEPR’s commitment and have a remaining commitment of €1.5 billion.
     Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2008
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2008:
Revenues	$216.3	$171.8	$77.5	$465.6
Net earnings (losses)(1)	$(2.3)	$23.0	$24.0	$44.7
For the nine months ended September 30, 2008:
Revenues	$622.5	$480.3	$212.7	$1,315.5
Net earnings (losses)(1)	$(43.8)	$50.2	$83.9	$90.3
As of September 30, 2008:
Total assets	$9,813.4	$8,478.4	$4,929.1	$23,220.9
Amounts due to us	$53.8	$38.2	$123.3	$215.3
Third party debt (2)	$5,767.7	$4,534.3	$2,414.2	$12,716.2
Total liabilities	$6,052.8	$5,250.6	$3,214.2	$14,517.6
Minority interest	$15.1	$11.8	$—	$26.9
Equity	$3,745.5	$3,215.9	$1,715.0	$8,676.4
Our weighted average ownership (3)	27.4%	24.7%	20.1%	25.0%
Our investment balance (1)(4)	$897.2	$647.7	$320.7	$1,865.6
Deferred gains, net of amortization (5)	$242.7	$268.7	$159.2	$670.6

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	2007
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2007:
Revenues	$161.6	$120.8	$47.3	$329.7
Net earnings (6)	$9.1	$148.6	$17.1	$174.8
For the nine months ended September 30, 2007:
Revenues	$441.1	$361.0	$120.5	$922.6
Net earnings (6)	$42.6	$202.5	$53.2	$298.3
As of December 31, 2007:
Total assets	$9,034.7	$6,526.4	$3,810.5	$19,371.6
Amounts due to us	$24.8	$70.0	$109.1	$203.9
Third party debt (2)	$5,305.2	$3,456.2	$1,889.5	$10,650.9
Total liabilities	$5,678.5	$4,057.7	$2,550.7	$12,286.9
Minority interest	$17.4	$10.8	$—	$28.2
Equity	$3,338.8	$2,457.8	$1,259.9	$7,056.5
Our weighted average ownership (3)	27.9%	24.8%	20.0%	25.5%
Our investment balance (1)(4)	$818.0	$653.1	$284.0	$1,755.1
Deferred gains, net of amortization (5)	$216.4	$193.9	$127.0	$537.3

(1)	In 2007, certain of the property funds in North America issued short-term bridge financing to finance their acquisitions of properties from us and third parties and entered into interest rate swap contracts, designated as cash flow hedges, to mitigate interest expense volatility associated with movements of interest rates. Based on the anticipated refinancing of the bridge financings with long-term debt issuances, certain of these derivative contracts no longer met the requirements for hedge accounting in 2008 and, therefore, the change in fair value of these contracts was recorded through earnings, along with the gain or loss on settlement. Included in net earnings (losses) from North America for the three and nine months ended September 30, 2008 are net losses of $1.9 million and $42.1 million, respectively, which represent the losses recognized from the change in value and settlement of these contracts. We included our proportionate share of these losses of $0.7 million and $15.4 million in Earnings from Unconsolidated Property Funds for the three and nine months ended September 30, 2008, respectively, in our Consolidated Statements of Earnings and Comprehensive Income (Loss).

We have recorded our proportionate share of the losses of the North America funds, in the amount of $36.8 million, related to the instruments that qualify for hedge accounting, including the outstanding contracts discussed above in Accumulated Other Comprehensive Income in Shareholders’ Equity. Once these contracts are settled, the amount of the gain or loss upon settlement that is recorded by the property funds in comprehensive income will be amortized over the life of the forecasted transaction. As discussed above, for the contracts that did not qualify for hedge accounting, we recognized our share of the gains or losses in earnings. As of September 30, 2008, ProLogis North American Industrial Fund II has outstanding interest rate swap contracts, with notional amounts aggregating $223.2 million resulting in a liability at fair value of $15.9 million and swap rates ranging from 5.73% to 5.83%.

In Japan, the property funds may enter into swap contracts that fix the interest rate of their variable rate debt. These contracts did not qualify for hedge accounting and any change in value of these contracts is recognized as an unrealized gain or loss in earnings over the term of the contract. These contracts have no cash settlement at the end of the contract term. Included in net earnings from Asia for the three and nine months ended September 30, 2008 are net losses of $8.7 million and net gains of $11.3 million, respectively, which represent the change in value of these contracts. We included our proportionate share of these derivative contracts of $1.7 million of net losses and $2.3 million of net gains in Earnings from Unconsolidated Property Funds for the three and nine months ended September 30, 2008, respectively, in our Consolidated Statements of Earnings and Comprehensive Income (Loss).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)	As of September 30, 2008 and December 31, 2007, we had not guaranteed any of the third party debt of the property funds.

(3)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(5)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

(6)	Included in Net Earnings for Europe is a net gain of $155.8 million from the disposition of 47 properties by PEPR in July 2007.
CDFS joint ventures and other unconsolidated investees
     At September 30, 2008, we had investments in entities that perform some of our CDFS business activities (the “CDFS joint ventures”) and certain other investments. The CDFS joint ventures include entities that develop and own distribution and retail properties, along with entities that perform land and mixed-use development activity. The other operating joint ventures primarily include entities that own a hotel property and office properties.
     We have recognized our proportionate share of the earnings (losses) from the CDFS joint ventures and other unconsolidated investees as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
North America	$2,716	$949	$10,604	$5,016
Europe	2,492	399	1,825	979
Asia	(3,016)	3,331	(13,843)	1,001

Total earnings (losses) from CDFS joint ventures and other unconsolidated investees	$2,192	$4,679	$(1,414)	$6,996

     Our investments in and advances to these entities are as follows (in thousands):

	September 30,	December 31,
	2008	2007
CDFS joint ventures:
North America	$63,550	$60,502
Europe (1)	302,464	228,396
Asia (2)	230,713	194,583

Total CDFS joint ventures	596,727	483,481
Other unconsolidated investees	108,235	106,683

Total	$704,962	$590,164

(1)	This includes our 25% investment in and advances to a retail joint venture (“Parkridge Retail”) of $277.6 million and $224.9 million at September 30, 2008 and December 31, 2007, respectively, including advances of $122.9 million and $92.7 million at September 30, 2008 and December 31, 2007, respectively. The advances are under two separate facilities, as follows:

	▪	In April 2008, we entered into a facility to be used primarily to fund development activities with a total commitment of €150.0 million ($214.5 million at September 30, 2008) that bears interest at 8% – 12% per annum depending on the timing of the advances. As of September 30, 2008, €23.9 million ($34.2 million at September 30, 2008) was outstanding under this agreement.

	▪	In connection with our initial investment in 2007, we entered into a facility, which provides for maximum borrowing of £50 million, bears interest at London Interbank Offered Rate (“LIBOR”) or Euro Interbank Offered Rate (“EURIBOR”) (depending on currency borrowed) plus a margin and matures February 2012. As of September 30, 2008, there was an outstanding balance of £49.0 million ($88.7 million at September 30, 2008) and as of December 31, 2007, there was an outstanding balance of $92.7 million.

(2)	This includes our investment in and advances to a retail joint venture in China (“Szitic”) of $53.2 million and $70.3 million at September 30, 2008 and December 31, 2007, respectively, including an advance of $24.0 million made in 2007. Szitic primarily develops retail properties and invests in joint ventures that own and operate retail properties in China that is accounted for under the equity method. The advance accrues interest at 7% per annum and matures in December 2008.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
4. Long-Term Compensation:
     We recognized share-based compensation expense of $10.1 million and $4.7 million for the three months ended September 30, 2008 and 2007, respectively, and $27.7 million and $18.8 million for the nine months ended September 30, 2008 and 2007, respectively. These amounts include the expense related to awards granted to our outside trustees, and are net of $3.4 million and $2.7 million for the three months ended September 30, 2008 and 2007, respectively, and $9.5 million and $7.9 million for the nine months ended September 30, 2008 and 2007, respectively, that was capitalized due to our development and leasing activities.
     During the three months ended September 30, 2008 and 2007, we recorded $2.3 million and zero, respectively, and during the nine months ended September 30, 2008 and 2007, we recorded $6.3 million and $8.0 million, respectively, of employee departure costs. In 2008, these costs relate to the planned retirement of our Chief Operating Officer in January 2009. In 2007, these costs included $5.0 million related to the departure of our Chief Financial Officer in March 2007 and $3.0 million related to other employees.
     Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. The full value awards include restricted share units (“RSUs”) and contingent performance shares (“CPSs”).
Summary of Activity
     The activity for the nine months ended September 30, 2008, with respect to our share options, is as follows:

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2007	7,998,410	$36.63	5,504,282
Granted	3,976	57.21
Exercised	(1,066,461)	23.92
Forfeited	(89,777)	53.52

Balance at September 30, 2008	6,846,148	$38.40	4,896,787

     The activity for the nine months ended September 30, 2008, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested
Balance at December 31, 2007	2,554,786
Granted (1)	404,503
Exercised	(329,715)
Forfeited	(50,274)

Balance at September 30, 2008	2,579,300	$48.64	585,958

(1)	During the first quarter of 2008, we issued two separate CPS awards to our Chief Executive Officer. These awards will be earned, to the extent vested, based upon the attainment of specified levels of total shareholder return over the performance period, which ends December 31, 2012, and may result in the issuance of shares ranging from zero to 300,000.

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
     We have recorded liabilities for unrecognized tax benefits as of September 30, 2008 and December 31, 2007 of $194.1 million and $192.4 million, respectively. FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” defines these liabilities as the difference between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. These liabilities consist of estimated federal, state and certain international jurisdictional income tax liabilities and interest and penalties, if any. Certain Catellus tax returns for the tax years 1999 through 2005 are under examination by the IRS and state tax authorities. Included in the liabilities for unrecognized tax benefits is our best estimate of the liability we will incur related to these audits. We are currently involved in discussions with the IRS related to these audits, however, the timing and the amount of any settlement are uncertain at this time.
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
     The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related property fund or disposition of any properties by the property fund. Two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements, which we have estimated as $38.4 million and $15.5 million at September 30, 2008 and December 31, 2007, respectively. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition of a liability. We will adjust the potential liability in the future as facts and circumstances dictate.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
6. Discontinued Operations:
     At September 30, 2008 and December 31, 2007, we had one property and two properties, respectively, that were classified as held for sale on our Consolidated Balance Sheets. The two properties that were classified as held for sale at December 31, 2007 were sold in the first quarter of 2008. The operations of the properties held for sale or disposed of to third parties during the nine months ended September 30, 2008 and the full year of 2007, including land subject to ground leases, and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Earnings and Comprehensive Income (Loss) for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.
     The income (loss) attributable to discontinued operations is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Rental income	$81	$2,613	$1,334	$12,502
Rental expenses	(229)	(969)	(994)	(4,974)
Depreciation and amortization	(41)	(652)	(636)	(3,835)

Income (loss) attributable to disposed properties and assets held for sale	$(189)	$992	$(296)	$3,693

     The following information relates to properties and land parcels subject to ground leases disposed of to third parties, during the periods presented, and recorded as discontinued operations, including minor adjustments to previous dispositions (in thousands, except number of properties):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-CDFS business assets:
Number of properties	3	16	7	67
Net proceeds from dispositions	$11,220	$33,679	$62,514	$199,879
Net gains from dispositions	$2,492	$6,607	$8,161	$38,732
CDFS business assets:
Number of properties	1	—	2	4
Net proceeds from dispositions	$3,689	$—	$18,897	$173,298
Net gains from dispositions	$108	$—	$2,232	$22,537
7. Earnings Per Common Share:
     We compute basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
     The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net earnings attributable to common shares	$43,472	$299,444	$454,869	$935,639
Minority interest (1)(2)	—	947	3,665	3,409

Adjusted net earnings attributable to common shares	$43,472	$300,391	$458,534	$939,048

Weighted average common shares outstanding — Basic	263,139	257,435	261,665	256,270
Incremental weighted average effect of conversion of limited partnership units (2)	—	5,011	5,088	5,086
Incremental weighted average effect of potentially dilutive instruments (3)	2,994	5,425	3,912	5,821

Weighted average common shares outstanding — Diluted	266,133	267,871	270,665	267,177

Net earnings per share attributable to common shares — Basic	$0.17	$1.16	$1.74	$3.65

Net earnings per share attributable to common shares — Diluted	$0.16	$1.12	$1.69	$3.51

(1)	Includes only the minority interest attributable to the convertible limited partnership units.

(2)	For the three months ended September 30, 2008, the impact of the limited partnership units is anti-dilutive and, therefore, not reflected in weighted average common shares outstanding - diluted.

(3)	Total weighted average potentially dilutive instruments outstanding (in thousands) were 9,603 and 10,062 for the three months ended September 30, 2008 and 2007, respectively, and 9,993 and 10,393 for the nine months ended September 30, 2008 and 2007, respectively. Of these potentially dilutive instruments, 3,112 and 1,769 were anti-dilutive for the three and nine months ended September 30, 2008, respectively. In 2007, the majority of potentially dilutive instruments were dilutive for both periods.
8. Real Estate:
     Real estate assets, including CDFS properties pending contribution or disposition, are presented at cost, and consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
Distribution operating properties (1):
Improved land	$2,330,806	$2,247,013
Buildings and improvements	9,026,112	8,799,318
Retail operating properties (2):
Improved land	66,255	77,536
Buildings and improvements	264,426	250,884
Land subject to ground leases and other	404,422	412,530
Properties under development, including cost of land (3)	1,871,141	1,986,285
Land held for development (4)	2,712,379	2,152,960
Other investments (5)	610,043	652,319

Total real estate assets	17,285,584	16,578,845
Less accumulated depreciation	1,523,778	1,368,458

Net real estate assets	$15,761,806	$15,210,387

(1)	At September 30, 2008 and December 31, 2007, we had 1,384 and 1,378 distribution properties consisting of 210.2 million square feet and 207.3 million square feet, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)	At September 30, 2008 and December 31, 2007, we had 32 and 31 retail properties consisting of 1.2 million square feet and 1.2 million square feet, respectively.

(3)	Properties under development consisted of 144 properties aggregating 42.4 million square feet at September 30, 2008 and 180 properties aggregating 48.8 million square feet at December 31, 2007. Our total expected investment upon completion of the properties under development at September 30, 2008 was approximately $3.6 billion.

(4)	Land held for development consisted of 10,431 acres and 9,351 acres at September 30, 2008 and December 31, 2007, respectively.

(5)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($48.9 million and $94.5 million at September 30, 2008 and December 31, 2007, respectively); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the due diligence process if an acquisition is considered probable; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; (v) cost of land use rights associated with operating properties in China; and (vi) costs related to our corporate office buildings.
     We own real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and South Korea).
     During the nine months ended September 30, 2008, we acquired 21 distribution properties aggregating 5.0 million square feet with a combined purchase price of $271.5 million.
     Our largest customer and 25 largest customers accounted for 2.28% and 19.38%, respectively, of our annualized collected base rents at September 30, 2008.
9. Debt:
     Our debt consisted of the following (dollars in thousands):

	September 30, 2008		December 31, 2007
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Global Line	3.31%	$2,427,683	3.20%	$1,955,138
Multi-currency credit facility	5.42%	551,960	5.22%	609,222
Senior notes and other unsecured debt	5.62%	4,290,929	5.46%	4,281,884
Convertible senior notes	2.18%	2,884,055	2.07%	2,332,905
Secured debt	6.76%	912,636	6.55%	1,294,809
Assessment bonds	6.56%	30,638	6.62%	32,110

Totals	4.31%	$11,097,901	4.41%	$10,506,068

     Our credit facilities provide aggregate borrowing capacity of $4.4 billion at September 30, 2008. This includes our Global Line, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. This also includes a multi-currency credit facility (“Credit Facility”) that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling and a 35 million pound sterling facility. The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding, except for the renminbi tranche, which accrues interest based upon the People’s Bank of China rate. The Global Line and Credit Facility mature in October 2009; however, we can exercise a 12-month extension at our option for all currencies, except for the renminbi, which matures in May 2009. We are currently working to extend and increase the renminbi tranche. The Credit Facility

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. As of September 30, 2008, under these facilities, we had outstanding borrowings of $3.0 billion and letters of credit of $204.8 million, resulting in remaining borrowing capacity of approximately $1.2 billion.
     In May 2008, we closed on $600.0 million of senior notes maturing 2018 with a coupon rate of 6.625% and $550.0 million of 2.625% convertible senior notes due 2038. The proceeds were used to repay $346.6 million of secured debt that was scheduled to mature in November 2008, borrowings on our credit facilities and for general corporate purposes. The convertible notes are convertible at the holder’s option after February 2013 and redeemable at our option after May 2013, and in limited circumstances before then. In addition, we issued convertible senior notes in 2007 ($1.25 billion in March 2007 and $1.12 billion in November 2007). These notes are convertible at the holders option or redeemable at our option after 2012, and in limited circumstances before then. As such, these notes have been reflected in the maturities table below based on the earliest possible conversion date of 2012 and 2013, although the actual maturity dates of these notes is 2037 for the 2007 issuances and 2038 for the 2008 issuances. Although it is our intent to settle the principal balance of the convertible notes in cash, we have the legal right to settle in either cash or shares. See also Note 1 for a change in accounting that will impact the accounting for the convertible senior notes beginning January 1, 2009.
     In October 2008, we finalized a new eight-year term line of credit for 5.0 billion renminbi (or $730.0 million at September 30, 2008) that may be used by us to fund future development projects in China, by the ProLogis China Acquisition Fund, which we recently formed, or by other property funds in China that we may form in the future.
Long-Term Debt Maturities
     Principal payments due on our debt, excluding credit facilities, for the remainder of 2008 and for each of the years in the five-year period ending December 31, 2013 and thereafter are as follows (in thousands):

2008	$4,818
2009	352,662
2010	558,897
2011	554,456
2012 (1)	3,073,628
2013 (1)	937,137
Thereafter	2,643,865

Total principal due	8,125,463
Less: discount, net	7,205

Total carrying value	$8,118,258

(1)	The maturities in 2012 and 2013 included the aggregate principal amounts of the convertible notes of $2,370.5 million and $550.0 million, respectively, as discussed above.
     As of September 30, 2008, we are in compliance with all of our debt covenants.
10. Shareholders’ Equity:
     During the nine months ended September 30, 2008, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment plan	64	$3,279
Incentive plan and outside trustee plan	1,480	$15,727
Controlled equity offering program	3,366	$196,381
Employee share plan	31	$1,413

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
11. Business Segments:
     We have three reportable business segments:
•	Property operations — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We also include the net operating income and assets of CDFS business segment properties during the period when they have operations, as the economic characteristics are similar at that point in time and the primary activity associated with the property during that period is leasing. In addition, the costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are all reported in rental expenses in the property operations segment. Our operations in the property operations business segment are in North America (Canada, Mexico and the United States), Europe (the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain and the United Kingdom) and Asia (China, Japan and South Korea).

•	Investment management — representing the long-term investment management of property funds and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds under the equity method. Also, we include fees earned for services performed on behalf of the property funds, interest earned on advances to the property funds and incentives earned based on investors’ returns. We utilize our leasing and property management expertise to manage the properties and the funds, and we report the costs as part of rental expenses in the property operations segment. The assets of the investment management segment include our investments in and advances to the unconsolidated property funds. Each investment in a property fund is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (China, Japan and South Korea).

•	CDFS business — primarily encompasses our development of real estate properties that are subsequently contributed to a property fund in which we maintain an ownership interest and act as manager, or sold to third parties. Additionally, we acquire properties with the intent to rehabilitate and/or reposition the property in the CDFS business segment prior to contributing to a property fund. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Earnings and Comprehensive Income (Loss). In addition, we occasionally acquire a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Earnings and Comprehensive Income (Loss). We also have investments in several unconsolidated entities that perform development activities and we include our proportionate share of their earnings or losses in this segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties, interest income earned on notes receivable related to asset sales to third parties or development activities and gains on the disposition of land parcels, including land subject to ground leases. As discussed above, during the period these properties have operations, the net operating income and assets are included in the Property Operations segment. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations are in North America (Canada, Mexico and the United States), in Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and in Asia (China, Japan and South Korea).
     We have other operating segments that do not meet the threshold criteria to disclose as a reportable segment, primarily the management of land subject to ground leases in the United States. Each ground lease is considered to be an individual operating segment.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Property operations (1):
North America	$203,658	$227,745	$621,422	$654,570
Europe	22,803	33,300	79,584	86,239
Asia	15,019	9,234	46,751	36,774

Total property operations segment	241,480	270,279	747,757	777,583

Investment management (2):
North America	19,831	16,650	42,936	48,062
Europe	22,458	47,306	56,934	82,666
Asia	11,512	9,827	33,987	23,407

Total investment management segment	53,801	73,783	133,857	154,135

CDFS business (3):
North America	134,511	2,311,787	731,199	2,752,240
Europe	533,589	844,567	1,926,835	1,125,590
Asia	145,614	2,917	722,063	656,114

Total CDFS business segment	813,714	3,159,271	3,380,097	4,533,944

Total segment revenues	1,108,995	3,503,333	4,261,711	5,465,662
Other — North America	12,019	10,235	36,466	30,094
Reconciling item (4)	(19,868)	(53,415)	(30,463)	(92,588)

Total revenues	$1,101,146	$3,460,153	$4,267,714	$5,403,168

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net operating income:
Property operations (5):
North America	$141,943	$169,003	$427,099	$469,159
Europe	9,585	22,491	37,915	59,508
Asia	7,119	6,621	29,783	29,101

Total property operations segment	158,647	198,115	494,797	557,768

Investment management (2):
North America	19,831	16,650	42,936	48,062
Europe	22,458	47,306	56,934	82,666
Asia	11,512	9,827	33,987	23,407

Total investment management segment	53,801	73,783	133,857	154,135

CDFS business (6):
North America	21,545	96,593	114,051	234,635
Europe	50,285	145,084	255,883	223,854
Asia	5,287	3,304	180,601	240,386

Total CDFS business segment	77,117	244,981	550,535	698,875

Total segment net operating income	289,565	516,879	1,179,189	1,410,778
Other — North America	9,030	7,564	26,716	20,651
Reconciling items:
Earnings from other unconsolidated investees	1,746	902	7,810	4,971
General and administrative expenses	(57,836)	(50,208)	(173,523)	(146,973)
Depreciation and amortization expense	(81,889)	(71,852)	(243,893)	(223,610)
Other expenses	(114)	(114)	(344)	(344)
Interest expense	(83,327)	(107,964)	(252,587)	(287,255)
Interest and other income, net	699	8,663	13,680	23,415

Total reconciling items	(220,721)	(220,573)	(648,857)	(629,796)

Total earnings before minority interest	$77,874	$303,870	$557,048	$801,633

	September 30,	December 31,
	2008	2007
Assets:
Property operations (7):
North America	$7,718,368	$7,971,582
Europe	1,559,181	1,900,327
Asia	1,468,173	940,827

Total property operations segment	10,745,722	10,812,736

Investment management:
North America	897,191	818,025
Europe	647,713	653,076
Asia	320,705	284,012

Total investment management segment	1,865,609	1,755,113

CDFS business:
North America	1,720,110	1,596,659
Europe	3,369,312	2,996,415
Asia	1,345,779	1,184,276

Total CDFS business segment	6,435,201	5,777,350

Total segment assets	19,046,532	18,345,199

Other — North America	744,867	636,073
Reconciling items:
Investments in and advances to other unconsolidated investees	108,235	106,683
Cash and cash equivalents	341,087	399,910
Accounts receivable	9,909	17,290
Other assets	214,946	199,272
Discontinued operations — assets held for sale	1,487	19,607

Total reconciling items	675,664	742,762

Total assets	$20,467,063	$19,724,034

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	Includes rental income of our distribution and retail properties.

(2)	Includes investment management fees and incentive revenue and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds along with interest earned on advances to the property funds.

(3)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions to third parties or development activities and our share of earnings or losses recognized under the equity method from our investment in CDFS joint ventures.

(4)	Amount represents net earnings recognized under the equity method from our investments in unconsolidated property funds and CDFS joint ventures and interest income on certain notes receivable. These items are not presented as a component of revenues in our Consolidated Statements of Earnings and Comprehensive Income (Loss).

(5)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds.

(6)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities, interest income on notes receivable related to asset dispositions and our share of earnings or losses recognized under the equity method from our investments in CDFS joint ventures, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

(7)	Includes properties that were developed or acquired in the CDFS business segment and are pending contribution to a property fund or disposition to a third party. The following table details these properties and includes the investment balance, which represents our current basis in these properties prior to depreciation, and does not include remaining costs to be incurred prior to contribution or disposition (in thousands).

	September 30, 2008		December 31, 2007
	Number of		Number of
	Properties	Investment	Properties	Investment
North America	101	$1,090,591	90	$996,384
Europe	95	1,638,891	100	1,815,431
Asia	74	1,238,300	59	790,046

Total	270	$3,967,782	249	$3,601,861

12. Supplemental Cash Flow Information:
     Non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 are as follows:
•	We received $342.1 million and $292.3 million of ownership interests in unconsolidated property funds as a portion of our proceeds from the contribution of properties to these property funds in 2008 and 2007, respectively. In addition, in 2007, we recorded $51.6 million in potential liabilities for future obligations we may have associated with these transactions.

•	We assumed $4.0 million and $23.5 million of secured debt and other liabilities in 2008 and 2007, respectively, in connection with the acquisition of properties.

•	In 2008 and 2007, we recorded $6.7 million and $18.9 million, respectively, of minority interest liabilities associated with investments made in entities that we consolidate and own less than 100%.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
•	In connection with the acquisition of all of the units in MPR in July 2007 (see Note 3), we assumed $828.3 million of debt and reallocated our equity investment of $47.7 million to assets acquired.

•	As a result of the conversion by Citigroup of its convertible loan into equity of ProLogis North American Industrial Fund II in August 2007, we began accounting for our investment in this property fund under the equity method of accounting. This transaction resulted in the disposition of $2.0 billion of real estate assets and $1.9 billion of associated debt in exchange for an equity investment of $219.1 million and the recognition of a gain.

•	We settled $3.6 million of minority interest liabilities with the conversion of limited partnership units into 128,000 common shares in 2007.

•	We recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings in connection with the adoption of the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”.

•	As partial consideration for the properties contributed to the China Acquisition Fund during the third quarter of 2008, the fund assumed $47.9 million in construction liabilities.
     The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2008 and 2007 was $202.9 million and $247.9 million, respectively.
     During the nine months ended September 30, 2008 and 2007, cash paid for income taxes was $63.2 million and $22.6 million, respectively.
     See also the discussion of other non-cash items related to the Parkridge acquisition in 2007 in Note 2 and share-based compensation awards in Note 4.
13. Derivative Financial Instruments:
     We may use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
     The following table summarizes the activity in our derivative instruments (in millions):

	For the nine months ended September 30,
	2008			2007
	Foreign	Foreign	Interest	Foreign	Foreign	Interest
	Currency	Currency	Rate	Currency	Currency	Rate
	Put Options (1)	Forwards (2)	Swaps (3)	Put Options (1)	Forwards (2)	Swaps (3)
Notional amounts at January 1	$—	$360.7	$—	$54.7	$661.0	$—
New contracts	—	—	250.0	—	2,637.1	959.2
Matured or expired contracts	—	(360.7)	(250.0)	(54.7)	(1,796.8)	(959.2)

Notional amounts at September 30	$—	$—	$—	$—	$1,501.3	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euros, pounds sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

These contracts generally do not qualify for hedge accounting treatment and are marked-to-market through earnings at the end of each period. We had no activity in 2008 and a net gain of $0.2 million in earnings for the nine months ended September 30, 2007.

(2)	The foreign currency forward contracts were designed to manage the foreign currency fluctuations of intercompany loans denominated in a currency other than the entity’s functional currency and not deemed to be a long-term investment. The foreign currency forward contracts allowed us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. These contracts were not designated as hedges, were marked-to-market through earnings and were substantially offset by the remeasurement gains and losses recognized on the intercompany loans. We had no forward contracts related to intercompany loans outstanding at September 30, 2008. We recognized net losses of $3.2 million and $89.4 million for the nine months ended September 30, 2008 and 2007, respectively.

During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR (see Note 3). These contracts allowed us to buy Australian dollars at a fixed exchange rate to the U.S. dollar. Derivative instruments used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment, are marked-to-market through earnings and reflected in Foreign Currency Exchange Gains, Net in our Consolidated Statements of Earnings and Comprehensive Income (Loss). The contracts settled in July 2007 in connection with the completed acquisition and resulted in the recognition of a net gain of $26.6 million in earnings for the nine months ended September 30, 2007.

(3)	During the second quarter of 2008, in connection with the issuance of the senior notes and convertible senior notes, we unwound contracts that we entered into in March 2008 and recognized a decrease in value of $3.3 million associated with these contracts in Accumulated Other Comprehensive Income in Shareholders’ Equity on our Consolidated Balance Sheet and began amortizing as an increase to interest expense as interest payments are made on the related notes.

During 2007, we entered into several interest rate swap contracts associated with three primary anticipated debt issuances:
•	In March 2007, in connection with the issuance of convertible senior notes, we unwound contracts that we entered into earlier in the quarter and recognized a decrease in value of $1.4 million associated with these contracts in Accumulated Other Comprehensive Income in Shareholders’ Equity on our Consolidated Balance Sheet and began amortizing as an increase to interest expense as interest payments are made on the related notes.

•	In June 2007, we entered into a contract with a notional amount of $188.0 million, which represented our share of future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund III (see Note 3). This contract qualifies for hedge accounting treatment by the fund and any future changes in value will be recognized in other comprehensive income within equity of the fund. We guarantee the property fund’s performance on this contract.

•	In June 2007, we entered into contracts with an aggregate notional amount of $271.2 million associated with future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund II (see Note 3). These contracts did not qualify for hedge accounting treatment by us and were marked-to-market resulting in additional interest expense of $0.8 million for the nine months ended September 30, 2007. These contracts were transferred to ProLogis North American Industrial Fund II following the establishment of the fund, at which time the contracts qualified for hedge accounting treatment by the fund. Future changes in value will be recognized in other comprehensive income within equity of the fund, other than the amounts related to ineffectiveness as discussed in Note 3.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
   Fair Value of Financial Instruments
     Effective January 1, 2008, we adopted SFAS 157, which defines fair value based on the price that would be received upon sale of an asset or the exit price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:
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
     Our derivative contracts are the only assets and liabilities that are measured and recognized at fair value using the SFAS 157 hierarchy. To calculate the fair value of the derivative contracts, we primarily use the Level 2 hierarchy and record the resulting asset or liability in Other Assets or Accounts Payable and Accrued Expenses, as appropriate, in our Consolidated Balance Sheets. We had no derivative contracts outstanding as of September 30, 2008.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries as of September 30, 2008, the related consolidated statements of earnings and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2008 and 2007, and the related statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of ProLogis’ management.
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
November 7, 2008

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2007 Annual Report on Form 10-K, as amended, “Form 10-K”.
     Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity, changes in sales or contribution volume or profitability of developed properties, general conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some of the factors that may affect outcomes and results include, but are not limited to: (i) national, international, regional and local economic climates; (ii) changes in financial markets, interest rates and foreign currency exchanges rates; (iii) increased or unanticipated competition for our properties; (iv) risks associated with acquisitions and development; (v) maintenance of real estate investment trust (“REIT”) status; (vi) availability of financing and capital; (vii) changes in demand for developed properties; and (viii) those additional factors discussed in “Item 1A. Risk Factors” of this report and our Form 10-K. Unless the context otherwise requires, the terms “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
     Management’s Overview
     We are a self-administered and self-managed REIT that owns, operates and develops real estate properties, primarily industrial distribution properties, in North America, Europe and Asia (directly and through our unconsolidated investees). Our business is primarily driven by growth in world trade and the related requirements for modern, well-located inventory space in key global distribution locations. Our focus on our customers’ expanding needs has enabled us to become the world’s largest owner, manager and developer of industrial distribution properties.
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
     We generate and seek to increase revenues, earnings, funds from operations (“FFO”), as defined at the end of Item 2, and cash flows through our segments primarily as follows:
•	Property Operations Segment — We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases in the distribution and retail properties that we own directly. We expect to grow our revenue through the selective acquisition of properties and increases in rental rates and, to a limited extent, increases in leased space primarily of properties in our development pipeline. Our strategy is to achieve increases in rental rates and leased space primarily through continued focus on our customers’ global needs for distribution space on the three continents in which we operate.

•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds. Along with the income recognized under the equity method, we recognize fees and incentives earned for services performed on behalf of the property funds and interest earned on advances to the property funds. We earn fees for services provided to the property funds, such as property

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

•	CDFS Business Segment — We recognize income primarily from the contributions of developed, rehabilitated and repositioned properties and acquired portfolios of properties to the property funds, and from dispositions to third parties. The income is generated due to the increased fair value of the properties at the time of contribution, based on third party appraisals, and the income recognized is only to the extent of the third party ownership interest in the property fund acquiring the property. In addition, we: (i) earn fees from our customers or other third parties for development activities that we perform on their behalf; (ii) recognize interest income on notes receivable related to asset dispositions or development activity; (iii) recognize gains from the disposition of land parcels, including land subject to ground leases; and (iv) recognize our proportionate share of the earnings or losses generated by development joint ventures in which we have an investment. We do not expect growth in income in this segment in the short-term. See “Operational Outlook” below.
   Summary of the nine months ended September 30, 2008
     Net operating income from our property operations segment decreased to $494.8 million for the nine months ended September 30, 2008 from $557.8 million for the same period in 2007. The decrease was largely due to us owning a smaller operating portfolio, on average, during the first nine months of 2008 over the same period in 2007, an increase in property management expenses and an increase in insurance and other rental expenses not recoverable from our customers, offset partially by an increase in same store net operating income (as defined below) for the properties we own. Our direct owned portfolio decreased, on average, in part due to the contributions of 66 non-CDFS properties at the end of June 2007 to a property fund. In addition, approximately $17 million of the decrease was due to the MPR Transaction in 2007, which resulted in us owning 100% of a portfolio of properties for two months in 2007, prior to the creation of a new property fund, as discussed below. Rental expenses include the property management costs we incur to manage our properties and the properties owned by the property funds for which we receive management fee income, which increased $8.9 million in 2008 compared with 2007, primarily due to the growth in the portfolios we manage on behalf of the property funds. The increase in insurance expense of $6.0 million was due to a tornado that struck certain properties in Memphis, Tennessee in February 2008 that were owned by us and owned by the property funds and insured by us through our insurance company.
     The size and leased percentage of our direct-owned operating portfolio fluctuates due to the timing of contributions and dispositions of properties and the acquisition and development of properties and impacts net operating income in the property operations segment. We had a direct-owned operating portfolio of 1,416 properties at September 30, 2008 as compared with 1,409 properties at December 31, 2007. Our stabilized lease percentage (as defined below) in our direct-owned operating portfolio, including properties pending contribution to a property fund, was 89.5% at September 30, 2008, 92.9% at December 31, 2007 and 93.5% at September 30, 2007.
     Our net operating income from the investment management segment was $133.9 million for the nine months ended September 30, 2008, compared to $154.1 million for the same period in 2007. In the nine months ended September 30, 2007, we recognized $38.2 million of income representing our proportionate share of the gain recognized by ProLogis European Properties (“PEPR”) upon the sale of certain properties. Excluding these gains, net operating income from this segment increased $18.0 million, or 15.5%, due primarily to an increase in the number of properties managed by us on behalf of the property funds, including several new property funds that were formed in the third quarter of 2007.
     We increased our total operating portfolio of distribution and retail properties owned or managed, including direct-owned properties and properties owned by the property funds and industrial CDFS joint ventures, to 501.5 million square feet at September 30, 2008 from 459.5 million square feet at December 31, 2007. This increase is primarily in the portfolio of properties owned by the property funds due to contributions of properties from us and acquisitions from third parties. Our stabilized leased percentage for this portfolio (as defined below) was 93.4% at September 30, 2008, compared with 95.6% at December 31, 2007. Our same store net operating income increased by 2.3% in the first nine months of 2008 over the same period in 2007. See below for a reconciliation of our consolidated rental income, rental expenses and net operating income to the same store results.
     Net operating income of the CDFS business segment decreased for the nine months ended September 30, 2008 to $550.5 million from $698.9 million for the same period in 2007. This decrease was due primarily to decreased levels of contributions and lower profit margins. In 2007, we repositioned a property fund and recognized gains of $68.6 million in this segment (see below and Note 3 to our consolidated financial statements in Item 1 for additional detail).
     Key Transactions in 2008
•	In the first nine months of 2008, we generated aggregate proceeds of $3.4 billion and recognized aggregate gains of $565.5 million from contributions and dispositions of properties, net of amounts deferred and including minor adjustments to previous dispositions, as follows:
o	We generated $3.0 billion of proceeds and $549.3 million of gains from the contributions of CDFS developed and repositioned properties and sales of land. This is net of the deferral of $165.5 million of gains related to our ongoing ownership in the property funds or other unconsolidated investee that acquired the properties and also includes $21.5 million of previously deferred gains. This also includes one property sold to a third party that was developed under a pre-sale agreement.

o	We contributed, to certain property funds, acquired CDFS property portfolios at cost generating $353.9 million of proceeds. We acquired these portfolios of properties in 2008, 2007 and 2006 with the intent to contribute them to a new or existing property fund at our cost. In addition, we contributed one non-CDFS property to a property fund generating $7.1 million of proceeds and $5.8 million of gains.

o	We disposed of nine CDFS and non-CDFS properties and one parcel of land subject to a ground lease to third parties, all of which are included in discontinued operations, generating proceeds of $81.4 million and $10.4 million of gains.
•	During the nine months ended September 30, 2008, we acquired an aggregate 5.0 million square feet of operating properties with a combined purchase price of $271.5 million. These properties were primarily acquired for future contribution to a property fund, although we may hold certain properties for long-term investment.

•	We started development on projects with a total expected cost at completion of $2.5 billion and completed development projects with a total expected cost of $2.9 billion. We also acquired 2,203 acres of land (or land use rights) for future development for an aggregate purchase price of $941.1 million.

•	We announced the formation of ProLogis China Acquisition Fund and made a contribution of 9 properties in July 2008 that we had acquired earlier in the year with the intent to contribute to a new property fund. The ProLogis China Acqusition Fund will primarily acquire properties from third parties. See Note 3 to our Consolidated Financial Statements in Item 1 for more detail.

•	We raised $1.15 billion of proceeds through the issuance of $600 million of 6.625% senior notes and $550 million of 2.625% convertible senior notes.

•	We generated $196.4 million from the issuance of 3.4 million common shares under our Controlled Equity Offering Program.

   Results of Operations
   Nine months ended September 30, 2008 and 2007
     Information for the nine months ended September 30, regarding net earnings attributable to common shares was as follows:

	2008	2007
Net earnings attributable to common shares (in thousands)	$454,869	$935,639
Net earnings per share attributable to common shares — Basic	$1.74	$3.65
Net earnings per share attributable to common shares — Diluted	$1.69	$3.51
     The decrease in net earnings in 2008 from 2007 is due primarily to lower gains on dispositions of properties, lower rental income, lower earnings from unconsolidated investees and higher rental expenses. In 2007, we recognized gains on dispositions of both CDFS and non-CDFS properties of $879.0 million as compared with $565.5 million of gains in 2008. Net earnings in 2007 included; (i) the repositioning of a property fund resulting in total gains from CDFS contributions and foreign exchange contracts of $95.2 million; (ii) the disposition of 77 properties from our property operations segment to two of the unconsolidated property funds, which generated gains of $145.4 million; and (iii) the recognition of our share of net gains of $38.2 million from the property funds due to the disposition of properties in 2007. These transactions have also resulted in less rental income in 2008 compared with 2007.
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

	September 30, 2008		December 31, 2007		September 30, 2007
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Property operations (1)	1,416	211,436	1,409	208,530	1,396	202,159
Investment management	1,281	282,956	1,131	244,150	1,097	236,958
CDFS business (2)	41	7,126	39	6,801	33	5,070

Totals	2,738	501,518	2,579	459,481	2,526	444,187

(1)	Our operating portfolio includes properties that were developed or acquired in our CDFS business segment and are pending contribution to a property fund or disposition to a third party as follows (square feet in thousands):

	Number of Properties	Square Feet
September 30, 2008	270	61,518
December 31, 2007	249	56,861
September 30, 2007	230	50,727
(2)	Only includes distribution properties owned by the CDFS joint ventures. We include our wholly owned CDFS properties in the property operations segment (see above).
     The stabilized operating properties owned by us, the property funds and CDFS joint ventures were 93.4% leased at September 30, 2008, 95.6% leased at December 31, 2007 and 95.5% leased at September 30, 2007. The stabilized properties are those properties where the capital improvements, repositioning efforts, new management and new marketing programs for acquisitions or the marketing programs in the case of newly developed properties, have been completed and in effect for a sufficient period of time to achieve stabilization. A property generally enters the stabilized pool at the earlier of 12 months from acquisition or completion or when it becomes substantially occupied, which we define as 93.0%. We generally classify properties in the property funds to be stabilized.
   Same Store Analysis
     We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the property funds and industrial CDFS joint ventures that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the nine months ended September 30, 2008, as those operating properties that were in operation at January 1, 2007 and have been in operation throughout the full periods in both 2008 and 2007. We have removed all properties that were disposed of to a third party from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods, to derive the same store results. The same store portfolio, for the nine months ended September 30, 2008, aggregated 377.4 million square feet.
     The following is a reconciliation of our consolidated rental income, rental expenses and net operating income, as included in our Consolidated Financial Statements in Item 1, to the respective amounts in our same store portfolio analysis.

	For the nine months ended
	September 30,
			Percentage
	2008	2007	Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Earnings and Comprehensive Income (Loss)	$784,223	$807,677
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio - properties developed and acquired during the period	(125,928)	(57,488)
Rental income of properties in our Other Segment, not included in the same store portfolio — see Note 11	(36,466)	(30,094)
Effect of changes in foreign currency exchange rates and other	(6,675)	(18,629)
Unconsolidated investees :
Rental income of properties managed by us and owned by our unconsolidated investees	1,092,771	933,805

Same store portfolio — rental income (2)(3)	$1,707,925	$1,635,271	4.44%

Rental Expenses (1)(4)

Consolidated:
Rental expenses per our Consolidated Statements of Earnings and Comprehensive Income (Loss)	$262,710	$216,658
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio - properties developed and acquired during the period	(53,587)	(18,115)
Rental expenses of properties in our Other Segment, not included in the same store portfolio — see Note 11	(9,750)	(9,443)
Effect of changes in foreign currency exchange rates and other	(20,844)	(6,786)
Unconsolidated investees :
Rental expenses of properties managed by us and owned by our unconsolidated investees	239,543	191,597

Same store portfolio — rental expenses (3)(4)	$418,072	$373,911	11.81%

	For the nine months ended
	September 30,
			Percentage
	2008	2007	Change
Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Earnings and Comprehensive Income (Loss)	$521,513	$591,019
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period	(72,341)	(39,373)
Net operating income of properties in our Other Segment, not included in the same store portfolio — see Note 11	(26,716)	(20,651)
Effect of changes in foreign currency exchange rates and other	14,169	(11,843)
Unconsolidated investees :
Net operating income of properties managed by us and owned by our unconsolidated investees	853,228	742,208

Same store portfolio — net operating income (3)	$1,289,853	$1,261,360	2.26%

(1)	As discussed above, our same store portfolio aggregates properties from our consolidated portfolio and properties owned by the property funds and industrial CDFS joint ventures that are managed by us and in which we invest. During the periods presented, certain properties owned by us were contributed to an unconsolidated investee and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated properties and those properties owned by our unconsolidated investees and managed by us.

(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management company provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These include the costs to manage the properties we own directly and the properties owned by our unconsolidated investees. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table. In addition, in the nine months ended September 30, 2008, we recognized a $6.0 million increase in insurance expense due to a tornado that struck certain properties owned by us and the property funds, which we insure through our insurance company. This amount is included as “effect of changes in foreign currency exchange rates and other” in the tables above.
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

	Nine months ended
	September 30,
	2008	2007
Rental income	$747,757	$777,583
Rental expenses	252,960	219,815

Total net operating income — property operations segment	$494,797	$557,768

     The number and composition of operating properties that we own throughout the periods and the timing of contributions impact rental income and rental expenses and the ratio of net operating income to rental income for each period. The property operations segment includes the rental income and expenses of those properties during the time we owned them in our direct owned portfolio. When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the investment management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses in this segment.
     On average, our direct owned portfolio was smaller and the leased percentage was lower in the first nine months of 2008, as compared with the same period in 2007, due to the timing of contributions and dispositions of properties, offset by the acquisition and development of properties. Included in these contributions were 77 non-CDFS properties that were contributed to the unconsolidated property funds in the second and third quarters of 2007. The stabilized lease percentage in our direct-owned portfolio decreased from 92.9% at December 31, 2007 to 89.5% at September 30, 2008.
     During the third quarter of 2007, we acquired all of the units in MPR, an Australian listed property trust that had an 89% ownership interest in ProLogis North American Properties Fund V. This transaction resulted in us owning 100% of the assets for approximately two months, when the lender converted certain of the bridge debt into equity of a new property fund, ProLogis North American Industrial Fund II, in which we have a 36.9% equity interest (collectively the “MPR Transaction”). As we held these properties directly and consolidated their operating results for a short time in 2007, we had net operating income associated with these properties of approximately $17 million in 2007. In 2008, we are recognizing our proportionate share of the results of these properties through our Earnings from Unconsolidated Property Funds. In addition to the MPR Transaction, the decrease in rental income in 2008 from 2007 is due primarily to the contributions of properties to the unconsolidated property funds, including both CDFS and non-CDFS properties, offset partially by increases due to increased rental rates on turnovers, new leasing activity and increases in rental recoveries.
     Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $176.7 million and $159.2 million for the nine months ended September 30, 2008 and 2007, respectively. The increases in rental expense recoveries were driven by increased property taxes and common area maintenance expenses such as utilities and snow removal costs.
     In addition to the increased recoverable expenses, property management costs and certain non-recoverable costs increased as well, offset somewhat by a decrease in expenses due to the contribution or disposition of the properties. The increase in property management costs in 2008 over 2007 of $8.9 million is due largely to the increase in the number of properties we manage on behalf of the property funds. The increase in non-recoverable costs included a $6.0 million insurance adjustment made during the first quarter of 2008 due to a tornado that struck certain properties owned by us and owned by the property funds and insured by us through our insurance company.
   Investment Management Segment
     The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in the property funds; (ii) fees and incentives earned for services performed on behalf of the property funds and our fund partners; and (iii) interest earned on advances to the property funds, if any. The net earnings or losses of the property funds may include the following income and expense items of the property funds, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange and derivative contract gains and losses; and (vi) gains on dispositions of properties. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the property funds; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. The costs of the property management function performed by us for the properties owned by the property funds are reported in the property operations segment and the costs of the investment management function are included in our general and administrative expenses. See Notes 3 and 11 to our Consolidated Financial Statements in Item 1 for additional information on the property funds and for a reconciliation of net operating income to earnings before minority interest.
     The net operating income from the investment management segment was as follows (in thousands):

	Nine months ended
	September 30,
	2008	2007
North American property funds (1)	$42,936	$48,062
European property funds (2)	56,934	82,666
Asian property funds (3)	33,987	23,407

Total net operating income — investment management segment	$133,857	$154,135

(1)	Represents the income earned by us from our investments in 12 property funds in North America. Our ownership interests ranged from 20.0% to 50.0% at September 30, 2008. These property funds on a combined basis owned 833 and 763 properties at September 30, 2008 and 2007, respectively. Included in 2008 are net losses of $15.4 million, which represent our proportionate share of losses that were recognized by certain of the property funds, related to interest rate derivative contracts that no longer met the requirements for hedge accounting.

Beginning in August of 2007, as part of the MPR Transaction, we own 36.9% of a property fund that owns 100% of the real estate assets previously owned by ProLogis North American Properties Fund V. In addition, we formed two other property funds in North America that made their first property acquisitions in the third quarter of 2007.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II. On a combined basis, these funds owned 362 and 273 properties at September 30, 2008 and 2007, respectively. The increase in properties is due primarily to contributions we have made to PEPF II since its formation in the third quarter of 2007. In July 2007, PEPR disposed of 47 properties, which resulted in our recognition of a $38.2 million gain, representing our proportionate share of the gain recognized by PEPR. At September 30, 2008, our ownership interest in PEPR was 24.9% and our ownership interest in PEPF II was 24.5%, including both our direct and indirect investments.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan and one property fund in South Korea and a 33% ownership interest in a new property fund in China to which we made our first contribution of properties in July 2008. These property funds on a combined basis owned 86 and 61 properties at September 30, 2008 and 2007, respectively. Included in 2008 are net gains of $2.3 million, which represent the change in value that was recorded through earnings on certain interest rate derivative contracts that do not qualify for hedge accounting treatment. These contracts have no cash settlement at the end of the contract, but the fair value fluctuates during the term of the contract.
CDFS Business Segment
     Net operating income from the CDFS business segment consists of: (i) gains resulting from the contributions and dispositions of properties we developed or acquired with the intent to contribute to a property fund; (ii) gains from the dispositions of land parcels, including land subject to ground leases; (iii) fees earned for development services provided to customers and third parties; (iv) interest income earned on notes receivable related to property dispositions or development; (v) our proportionate share of the earnings or losses of CDFS joint ventures; and (vi) certain costs associated with the potential acquisition and holding of CDFS business land and property. We recognize a gain based on the increased fair value of the property at the time of contribution, as supported by third party appraisals, to the extent of third party ownership interest in the property fund or unconsolidated investee acquiring the property. See Note 11 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before minority interest.
     For the nine months ended September 30, 2008, our net operating income in this segment was $550.5 million as compared to $698.9 million for the same period in 2007, a decrease of $148.4 million. The decrease was due to a lower level of contributions in 2008, a decrease in our net profit margins on developed and repositioned properties and lower gains on sales of land. Included in 2007 are gains of $68.6 million resulting from the MPR Transaction as discussed earlier. In 2008 and 2007, 20.7% and 33.6% of the net operating income of this operating segment was generated in North America, 46.5% and 32.0% was generated in Europe and 32.8% and 34.4% was generated in Asia, respectively.
     The CDFS business segment’s net operating income includes the following components (in thousands):

	Nine months ended
	September 30,
	2008	2007
CDFS transactions in continuing operations:
Disposition proceeds, prior to deferral (1)	$3,511,364	$4,694,898
Proceeds deferred (2)	(143,967)	(196,022)
Cost of CDFS dispositions (1)	(2,818,114)	(3,826,529)

Net gains	549,283	672,347
Development management and other income	18,522	23,936
Interest income on notes receivable	3,402	9,107
Net earnings (losses) from CDFS joint ventures (3)	(9,224)	2,025
Other expenses and charges	(11,448)	(8,540)

Total net operating income — CDFS business segment	$550,535	$698,875

CDFS transactions recognized as discontinued operations (4):
Disposition proceeds	$18,897	$173,298
Cost of dispositions	(16,665)	(150,761)

Net CDFS gains in discontinued operations	$2,232	$22,537

(1)	During the nine months ended September 30, 2008, we contributed 104 developed and repositioned properties to the property funds (37 in North America, 60 in Europe and 7 in Japan) and we contributed 24 properties that were part of acquired property portfolios to the property funds (4 in North America, 11 in Europe and 9 in China). This compares with 2007 when we contributed 71 developed and repositioned buildings to the property funds (32 in North America, 34 in Europe and 5 in Japan) and we contributed 168 properties that were part of acquired property portfolios to the property funds (162 in North America and 6 in Europe). In addition, we recognized net gains of $6.4 million and $80.5 million from the disposition of land parcels during the nine months ended September 30, 2008 and 2007, respectively.

The net profit margins we earn in this segment vary quarter to quarter depending on a number of factors, including the type of property contributed, the market in which the land parcel and property are located and other market conditions, including investment capitalization rates. Additionally, we experienced an increase in construction costs due to increased concrete, oil and steel prices, increasing both our construction costs and the replacement cost of our portfolio during this period in 2008. The net profit margins we earned on developed and repositioned properties contributed in the first nine months of 2008 were lower than 2007 due to a combination of these factors.

(2)	When we contribute a property to an entity in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of the proceeds that we defer is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the entity acquiring the property. We defer this portion of the gain by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of the earnings or losses that we recognize in later periods to reflect the entity’s depreciation expense as if the depreciation expense was computed on our lower basis in the contributed property rather than on the entity’s basis in the contributed property. If a loss results when a property is contributed, the entire loss is recognized when it is known.

When a property that we originally contributed to an unconsolidated investee is disposed of to a third party, we recognize a gain during the period that the disposition occurs in CDFS disposition proceeds related to the proceeds we had previously deferred, in addition to our proportionate share of the gain or loss recognized by the entity in earnings from unconsolidated investees. Further, during periods when our ownership interest in a property fund decreases, we recognize gains to the extent that proceeds were previously deferred to coincide with our new ownership interest in the property fund.

(3)	This represents our proportionate share of the earnings or losses related to our CDFS joint ventures that develop and operate principally industrial and retail properties. The net losses for the nine months ended September 30, 2008 were driven principally by our investments in two retail development joint ventures in Europe (“Parkridge Retail”) and China (“Szitic”). The overall net losses include our share of the operating losses of these entities, offset by the interest income we recognize from the advances we have made to the entities.
▪	As a result of our investment in Parkridge Retail, for the nine months ended September 30, 2008 and 2007, we recognized $7.9 million and $2.7 million, respectively, as our proportionate share of operating losses of this entity and we recognized $8.1 million and zero in interest income on the advances we had made, respectively. Our investments in and advances to Parkridge Retail were $277.6 million and $224.9 million at September 30, 2008 and December 31, 2007, including advances of $122.9 million and $92.7 million, respectively.

▪	As a result of our investment in Szitic, we recognized our proportionate share of operating losses of this entity of $17.1 million and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively. Our investments in and advances to Szitic were $53.2 million and $70.3 million at September 30, 2008 and December 31, 2007, respectively, including an advance of $24.0 million we made in 2007.

In light of the current economic and capital markets environment, we are evaluating our investment in these non-core entities. See Note 3 to our Consolidated Financial Statements in Item 1 for additional information on the advances we have provided to Parkridge Retail.

(4)	In 2008, we disposed of two properties and one land parcel subject to a ground lease and, in 2007, we disposed of four properties and one land parcel subject to a ground lease, all of which were sold to third parties and met the criteria to be presented as discontinued operations.
     The level and timing of income generated from the CDFS business segment is dependent on several factors, including but not limited to: (i) our ability to develop and timely lease properties; (ii) our ability to acquire properties that eventually can be contributed to property funds after rehabilitating or repositioning; (iii) our ability to identify and secure sites for redevelopment; (iv) our ability to generate a profit from these activities; and (v) our success in raising debt and/or equity capital to be used by the property funds to acquire the properties we have to contribute.
Operational Outlook
     Changes in economic conditions will generally affect customer leasing decisions and absorption of new distribution properties. Growth in both world GDP and trade has supported our market fundamentals, which in turn, have supported the leasing activity in our global development pipeline. During the nine months ended September 30, 2008, our property market fundamentals have held up reasonably well, notwithstanding the current credit crisis, which has negatively affected the global economy and our business.
     In our total operating portfolio, including properties owned by our unconsolidated investees and managed by us, we executed 95.4 million square feet of leases during the nine months ended September 30, 2008. This includes 31.6 million square feet of initial leasing activity in properties under development, completed developments and repositioned acquisitions in our CDFS pipeline, resulting in our stabilized portfolio being 93.4% leased at September 30, 2008. An important fundamental to our long-term growth is repeat business with our global customers. Historically, approximately half of the space leased in our newly developed properties is with repeat customers (40.4% for the nine months ended September 30, 2008). We have experienced positive rental rate growth on turnovers, in the aggregate, for the past nine quarters, due in part to our in-place rents being under market. However, since the financial crisis has worsened subsequent to September 30, 2008, the impact has not been reflected in our results through September 30, 2008, although we have begun to see customers deferring leasing decisions while assessing the impact of current market conditions on their business. As a result, we may see a slowing in leasing activity.
     Due to the greater degree of uncertainty in the global markets, we have significantly reduced new development starts, beginning in the third quarter of 2008. We are also attempting to reduce some of the development and leasing risks in our CDFS business, by focusing on developments that are leased prior to the start of construction, which we refer to as “Build to Suit Properties”.

     As of September 30, 2008, we had 270 completed properties in our CDFS pipeline that were 55.5% leased with a current investment of approximately $4.0 billion and a total expected investment at contribution of $4.4 billion. We had 144 properties under development that were 30.0% leased with a current investment of $1.9 billion and a total expected investment of $3.6 billion when completed and leased. Our near-term focus will be to complete the development and leasing of these properties, generally for contribution to an existing property fund, subject to available capacity, and to develop Build to Suit Properties. Due to the reduction in planned development starts and rising capitalization rates, which we expect to persist into 2009, we expect revenues and net operating income from the CDFS business segment to be lower for the remainder of 2008 and 2009.
Other Components of Income
     General and Administrative (“G&A”) Expenses
     G&A expenses were $173.5 million and $147.0 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in G&A expenses was due primarily to our investment in the infrastructure necessary to support our business growth and expansion into new and existing international markets during 2008, the increase in our investment management business, our growing portfolio of properties through acquisitions and development and the growth in our CDFS business segment. This increase in infrastructure included additional headcount and a higher level of performance-based compensation. Strengthening foreign currencies in 2008 over 2007 accounted for a portion of the increase when our international operations were translated into U.S. dollars at consolidation.
     During the nine months ended September 30, 2008 and 2007, we recognized $6.3 million and $8.0 million of employee departure costs, respectively, related to accelerated vesting and changes in service periods related to terminated employees in 2007 and our Chief Operating Officer’s planned retirement in January 2009.
     As noted earlier, we have already decreased our development activities in 2008 and expect to continue to do so into 2009. Due to these changes, as well as the current economic climate, we have initiated cost containment measures to reduce general and administrative expenses for the remainder of 2008 and throughout 2009. In addition, we are considering other plans to further reduce G&A expenses in 2009. Certain of our G&A costs are capitalized as a component of our properties under development. If our development activities decrease, it is likely the amount we capitalize will decrease and G&A costs on a net basis may increase.
     Depreciation and Amortization
     Depreciation and amortization expenses were $243.9 million and $223.6 million for the nine months ended September 30, 2008 and 2007, respectively. The increase is due primarily to a higher level of amortization expense related to leasing commissions and other leasing costs.
     Interest Expense
     Interest expense includes the following components (in thousands):

	Nine months ended September 30,
	2008	2007
Gross interest expense	$367,215	$370,138
Net premium amortization	(1,593)	(6,813)
Amortization of deferred loan costs	9,140	7,827

Interest expense before capitalization	374,762	371,152
Capitalized amounts	(122,175)	(83,897)

Net interest expense	$252,587	$287,255

     Gross interest expense, before capitalization, decreased in 2008 as compared with the same period in 2007 primarily as a result of additional interest costs in 2007 related to the MPR Transaction discussed earlier, offset with increased borrowing (a function of increased development activities, partially offset by contribution activity) at lower borrowing rates due to the issuance of $2.9 billion of convertible debt in 2007 and 2008. The increase in development activities also accounts for the increased capitalized interest. See Note 1 to our Consolidated Financial Statements in Item 1 for a change in accounting that will increase our non-cash interest expense between $64 million and $82 million per annum, prior to capitalization of interest as a result of our development activities, retrospectively upon adoption in 2009. Our future interest expense, both gross and the portion capitalized, will vary depending on the level of our development activities.
     Gains Recognized on Dispositions of Certain Non-CDFS Business Assets
     During the nine months ended September 30, 2008 and 2007, we recognized gains of $5.8 million and $145.4 million on the disposition of one property and 77 properties, respectively, from our property operations segment to certain of the unconsolidated property funds, including minor adjustments to previous dispositions. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.
     Foreign Currency Exchange Gains (Losses), net
     We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Other Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature. If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. Additionally, we may utilize derivative financial instruments to manage certain foreign currency exchange risks. As of September 30, 2008, we have no outstanding contracts. See Note 13 to our Consolidated Financial Statements in Item 1 for more information on our derivative financial instruments.
     During the nine months ended September 30, 2008 and 2007, we recognized net foreign currency exchange losses of $35.0 million and gains of $10.1 million, respectively. In 2008, the losses primarily relate to remeasurement losses on intercompany debt and certain derivative contracts. During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR, which was denominated in Australian dollars. During the nine months ended September 30, 2007, we recognized net gains of $26.6 million, from the remeasurement in the second quarter ($9.3 million gain) and the settlement in the third quarter in connection with the completed acquisition ($17.3 million gain), of these contracts. This was partially offset by net losses of $16.5 million we recognized on our third party and intercompany debt transactions during the nine months ended September 30, 2007.
     Income Taxes
     During the nine months ended September 30, 2008 and 2007, our current income tax expense was $49.1 million and $58.9 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, primarily related to our CDFS business, as well as certain state taxes. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable CDFS income and changes in tax and interest rates.
     The deferred tax expense of $19.5 million and $5.7 million for the nine months ended September 30, 2008 and 2007, respectively, relates primarily to tax indemnification agreements we entered into during the third quarter of 2007 in connection with the formation of PEPF II and the ProLogis Mexico Industrial Fund, net of the benefit recognized from the termination of the indemnification previously provided to ProLogis North American Properties Fund V.
     We have recognized liabilities for unrealized tax benefits as of September 30, 2008 and December 31, 2007 of $194.1 million and $192.4 million, respectively. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” defines these liabilities as the difference between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements. These liabilities consist of estimated federal, state and certain international jurisdictional income tax liabilities and interest and penalties, if any. Certain Catellus tax returns for the tax years 1999 through 2005 are under examination by the IRS and state tax authorities. Included in the liabilities for unrealized tax benefits is our best estimate of the liability we will incur related to these audits. We are currently involved in discussions with the IRS related to these audits, however, the timing and the amount of any settlement are uncertain at this time.
     See Note 5 to our Consolidated Financial Statements in Item 1 for further discussion on our income taxes.
     Discontinued Operations
     During the nine months ended September 30, 2008 and the year ended December 31, 2007, we disposed of 9 and 80 properties, respectively, as well as land subject to ground leases, to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations. See Note 6 to our Consolidated Financial Statements in Item 1.
     Other Comprehensive Income (Loss) — Foreign Currency Translation Gains (Losses), Net
     For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in accumulated other comprehensive income.
     During the three and nine months ended September 30, 2008, we recognized losses, in other comprehensive income (loss) of $279.4 million and $144.7 million, respectively, related to foreign currency translations of our international business units into US dollars upon consolidation. These losses are mainly the result of the strengthening of the U.S. dollar to the euro and pound sterling from the beginning of the period to September 30, 2008. During the three and nine months ended September 30, 2007, we recognized net gains of $88.7 million and $93.4 million, respectively, due primarily to the strengthening euro and pound sterling to the dollar from the beginning of the period to September 30, 2007. We have continued to see volatility in foreign currency exchange rates subsequent to September 30, 2008.
     Weighted Average Shares — Diluted
     During the three and nine months ended September 30, 2008, approximately 33% and 18%, respectively, of our potentially dilutive stock options and awards were anti-dilutive due to the decline in our average stock price, which caused a decrease in our weighted average common shares outstanding on a dilutive basis. The number of dilutive instruments included fluctuates based on our stock price for the period. This decrease was offset with an increase caused by a greater number of basic shares outstanding due to the issuance of shares during the respective periods. In addition, during the three months ended September 30, 2008, the convertible limited partnership units were anti-dilutive.
   Three Months Ended September 30, 2008 and 2007
     The changes in net earnings attributable to common shares and its components for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, are similar to the changes for the nine month periods ended on the same dates or are separately discussed above.
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
Liquidity and Capital Resources
Overview
     Our credit facilities provide liquidity and financial flexibility, which allows us to efficiently respond to market opportunities and execute our business strategy on a global basis. Regular repayments of our credit facilities are necessary to allow us to maintain adequate liquidity. We anticipate future repayments of the borrowings under our credit facilities to be funded primarily through cash flow from operations, the proceeds from future property contributions and dispositions and from proceeds generated by future issuances of debt or equity securities, depending on market conditions.
     We continually assess our capital structure and look for ways to reduce both our outstanding debt and our interest expense while financing our operations. As part of this assessment, we access the capital markets through the issuance of debt or equity securities when we believe the market conditions to be favorable to do so. This may include refinancing of maturing indebtedness, including borrowings on credit facilities that were used to fund acquisitions and development. Due to the continuing uncertainty and increased volatility in the credit markets, we may not be able to finance maturing debt on terms that are as favorable as the terms on the maturing debt. As a part of our CDFS business strategy, we have historically been able to fund much of our development and acquisition costs with the proceeds from the contribution and disposition of properties and borrowings on our credit facilities, when needed. This strategy has made us less dependent on accessing the capital markets. The property funds, which primarily acquire the properties we develop, have also been affected by the current condition of the credit markets. See below for a discussion of the maturing indebtedness of the property funds.
     As of September 30, 2008, we have scheduled principal payments of $4.8 million of debt for the remainder of 2008. Looking forward to 2009, we have scheduled principal payments of $352.7 million, which includes $250.0 million of floating rate senior notes that mature in August 2009. We expect to repay these amounts primarily with available cash or borrowings under our existing credit facilities as discussed below. In April 2008, we repaid $250.0 million of maturing senior notes with available cash. In May 2008, we closed on $600.0 million of senior notes maturing 2018 with a coupon rate of 6.625% and $550.0 million of 2.625% convertible senior notes due 2038. The proceeds were used to repay $346.6 million of secured debt that was scheduled to mature in November 2008, borrowings on our credit facilities and for general corporate purposes. The convertible notes are convertible at the holder’s option after February 15, 2013 and redeemable at our option after May 20, 2013, and in limited circumstances before then.
     Our credit facilities provide aggregate borrowing capacity of $4.4 billion at September 30, 2008. The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. This includes our Global Line, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, Chinese renminbi, South Korean won and Canadian dollar. This also includes a multi-currency senior credit facility (“Credit Facility”) that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. Also included is a 35 million pound sterling facility (or $63 million at September 30, 2008) (“Sterling Facility”) that matures in November 2008, although we are currently working on extending for another year.
     The majority of the Global Line and Credit Facility mature in October 2009; however, both the facilities provide for an extension to October 2010, solely at our option and subject to certain customary conditions and the payment of an extension fee. These customary conditions include; (i) we are not in default; (ii) we have appropriately approved such an extension; and (iii) we certify that certain representations and warranties, contained in the agreements, are true and correct in all material respects. The renminbi tranche, which represents 721.2 million renminbi (or $105.8 million at September 30, 2008), accrues interest based upon the People’s Bank of

China rate and matures in May 2009. We are currently in negotiations to extend this tranche for three years and to increase the capacity.
     As of September 30, 2008, we had the following amounts outstanding under all our credit facilities (in millions):

		Outstanding	Outstanding	Remaining
	Total Commitment	Debt Balance	Letters of Credit	Capacity
Global Line	$3,699	$2,428	$156	$1,115
Credit Facility	600	552	—	48
Sterling Facility	63	—	49	14

Total	$4,362	$2,980	$205	$1,177

     In October 2008, we finalized a new term line of credit for 5.0 billion renminbi (or $730.0 million at September 30, 2008) that may be used by us to fund future development projects in China, by the ProLogis China Acquisition Fund, which we recently formed, or by other property funds in China that we might form in the future.
     In addition to common share distributions and preferred share dividend requirements, we expect our principal short and long-term cash needs will consist of the following for the remainder of 2008 and for 2009:
•	completion of the development of the properties in our CDFS pipeline. As of September 30, 2008, we had 144 properties under development with a current investment of $1.9 billion and a total expected investment of $3.6 billion when completed and leased;

•	scheduled principal payments, including $4.8 million that is due in the remainder of 2008 and $352.7 million that is due in 2009;

•	capital expenditures and leasing costs on properties, including completed development properties that are not yet leased;

•	investments in current or future unconsolidated property funds; and

•	direct acquisitions of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the property operations segment.
     We expect to fund cash needs for the remainder of 2008 and for 2009 principally with cash from the following sources, all subject to market conditions:
•	available cash balances ($341.1 million at September 30, 2008);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from contributions of properties to current or future property funds. As of September 30, 2008, we had 270 properties in our CDFS pipeline that were leased at 55.5% on average with an aggregate current investment of $4.0 billion and a total expected investment of $4.4 billion that we intend to contribute to a property fund (subject to remaining capacity of the funds, as discussed below) or dispose of to third parties;

•	borrowing capacity under existing credit facilities ($1.2 billion available as of September 30, 2008), the new facility in China or other future facilities;

•	proceeds from the issuance of equity or debt securities, including sales under various common share plans, all subject to market conditions (as of November 7, 2008, we have 11.6 million authorized shares available under our Controlled Equity Offering Program and our Board of Trustees (the “Board”) has authorized an increase to 40.0 million shares);

•	proceeds from the disposition of land parcels, properties or investments in CDFS joint ventures to third parties; and

•	assumption of debt in connection with acquisitions.
     We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements for the remainder of 2008 and for 2009.
     We may seek to retire or purchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We have approximately $84.1 million remaining on authorization to repurchase common shares that was approved by our Board in 2001. We have not repurchased our common shares since 2003.
     Commitments related to future contributions to Property Funds
     We are committed to offer to contribute substantially all of the properties that we develop and stabilize in certain markets to the following funds, subject to the property meeting certain leasing and other criteria, other than the ProLogis China Acquisition Fund that was formed to acquire properties from third parties. The following table outlines acquisitions made by these property funds from ProLogis and third parties during the nine months ended September 30, 2008, including the related financing of such acquisitions, and the remaining equity commitments of the property fund from us and our fund partners as of September 30, 2008 (dollars in millions):

	Fund Acquisitions					Remaining Equity Commitments (1)					Available
					Equity						Under
		Third			and		Fund		Expiration		Credit
	ProLogis	Parties	Total	Debt	Other	ProLogis	Partners		Date		Facility
ProLogis North American Industrial Fund	$615.2	$—	$615.2	$332.1	$283.1	$120.3	$506.1		2/09	(2)	$64.3
ProLogis Mexico Industrial Fund	91.4	189.8	281.2	133.7	147.5	64.7	246.7		8/10		—
ProLogis European Properties Fund II	1,870.6	84.0	1,954.6	801.0	1,153.6	447.6	2,185.4	(3)	8/10		291.1
ProLogis Japan Properties Fund II	683.9	83.7	767.6	457.9	309.7	47.7	190.7		9/10		—
ProLogis Korea Fund	—	81.2	81.2	8.4	72.8	25.4	101.7		6/10		—
ProLogis China Acquisition Fund	83.6	—	83.6	—	83.6	315.2	640.0		4/12		—

Total	$3,344.7	$438.7	$3,783.4	$1,733.1	$2,050.3	$1,020.9	$3,870.6				$355.4

(1)	These amounts represent the remaining equity commitments from us and our fund partners. We generally fulfill our equity commitment with a portion of the proceeds from the properties we contribute to the property fund. Our fund partners fulfill the commitment with the contribution of cash. The property fund generally obtains debt financing for a portion of the acquisition price depending on market conditions and the leverage terms of the property fund agreements.

(2)	We are currently in discussions with our fund partners relative to an extension of the majority of the remaining commitments.

(3)	PEPF II’s equity commitments are denominated in Euro, include PEPR’s commitment and have €1.5 billion remaining as of September 30, 2008.
     These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We believe that, while the current capital commitments and borrowing capacities of these property funds may be expended prior to the expiration dates of these commitments, each property fund will have sufficient debt and/or equity capital to acquire the properties that we expect to offer to contribute during the remainder of 2008. However, given the current capital markets, there can be no certainty that planned property contributions will be completed if investors are not able to fund equity commitments and the property funds are not able to obtain debt financing. See further discussion on the maturing indebtedness of the property funds below. Should the property funds not acquire, because of insufficient capital available to acquire a property that meets the specified criteria or other reason, the rights under the agreement with regard to that specific property will terminate. We continually explore our options related to both new and existing property funds to support the business objectives of our CDFS business segment.
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
   Cash Provided by Operating Activities
     Net cash provided by operating activities was $663.7 million and $1.0 billion for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash provided by operating activities in 2008 over 2007 is due to the decrease in net earnings primarily as a result of lower gains on contributions and dispositions of properties and changes in our operating assets and liabilities. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods. As discussed earlier, we expect our income from CDFS dispositions to continue to decrease into 2009. As a result, we expect cash flow from operations to also decrease in 2009 over 2008.
Cash Investing and Cash Financing Activities
     For the nine months ended September 30, 2008 and 2007, investing activities used net cash of $1.2 billion and $2.9 billion, respectively. The following are the more significant activities for both periods presented:
•	We generated net cash from contributions and dispositions of properties and land parcels of $3.2 billion and $3.1 billion during the nine months ended September 30, 2008 and 2007, respectively.

•	We invested $4.4 billion in real estate during the nine months ended September 30, 2008 and $3.7 billion for the same period in 2007, excluding the MPR and Parkridge acquisitions. These amounts include the acquisition of operating properties (21 properties and 33 properties with an aggregate purchase price of $271.5 million and $253.9 million in 2008 and 2007, respectively); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At September 30, 2008, we had 144 distribution and retail properties aggregating 42.4 million square feet under development, with a total expected investment of $3.6 billion.

•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $733.9 million.

•	On July 11, 2007, we completed the acquisition of MPR for total consideration of approximately $2.0 billion, consisting of $1.2 billion of cash and the assumption of debt and other liabilities of $0.8 billion. The cash portion was financed by the issuance of a $473.1 million term loan and a $646.2 million convertible loan with an affiliate of Citigroup. On August 27, 2007, Citigroup converted $546.2 million of the convertible loan into equity of a newly created property fund, ProLogis North American Industrial Fund II, and we made a $100.0 million equity contribution to the property fund that was used to repay the remaining balance on the convertible loan.

•	We invested cash of $149.3 million and $507.4 million during the nine months ended September 30, 2008 and 2007, respectively, in new, existing and potential unconsolidated investees, including the $100.0 million invested in ProLogis North American Industrial Fund II in 2007 and excluding the initial investment in the Parkridge retail business, which is included in the Parkridge acquisition discussed above.

•	We received proceeds from unconsolidated investees as a return of investment of $98.0 million and $39.1 million during the nine months ended September 30, 2008 and 2007, respectively. The proceeds in 2007 include $18.7 million received from the liquidation of an investment in an unconsolidated investee.

•	We generated net cash proceeds from payments on notes receivable of $1.5 million and $42.0 million during the nine months ended September 30, 2008 and 2007, respectively.
     For the nine months ended September 30, 2008 and 2007, financing activities provided net cash of $515.6 million and $1.9 billion, respectively. The following are the more significant activities for both periods presented:
•	In May 2008 we closed on $550.0 million of 2.625% convertible senior notes due in 2038. The proceeds were used to repay secured debt and borrowings on our credit facilities and for general corporate purposes. In March 2007, we issued $1.25 billion of 2.25% convertible senior notes due in 2037. We used the net proceeds of the offering to repay a portion of the outstanding balance under our Global Line and for general corporate purposes.

•	On our lines of credit and other credit facilities, including the Global Line and the Credit Facility, we had net proceeds from borrowings of $537.7 million and $119.0 million for the nine months ended September 30, 2008 and 2007, respectively.

•	During 2007, we received proceeds of $1.1 billion and $600.1 million under facilities used to partially finance the MPR and Parkridge acquisitions.

•	On our other debt, we had net payments of $963.4 million and $787.4 million for the nine months ended September 30, 2008 and 2007, respectively, and we received net proceeds of $599.6 million from the issuance in May 2008 of $600.0 million of senior notes due 2018 with a coupon rate of 6.625%.

•	We generated proceeds from the sale and issuance of common shares of $217.1 million and $26.7 million for the nine months ended September 30, 2008 and 2007, respectively.

•	We paid distributions of $414.2 million and $354.2 million to our common shareholders during the nine months ended September 30, 2008 and 2007, respectively. We paid dividends on preferred shares of $19.1 million for both the nine months ended September 30, 2008 and 2007.
Off-Balance Sheet Arrangements
     Investment Management Fund Debt
     We had investments in and advances to the property funds at September 30, 2008, of $1.9 billion. The property funds had total third party debt of $12,716.2 million (for the entire entity, not our proportionate share) at September 30, 2008 that matures as follows (in millions):

	2008	2009	2010	2011	2012	2013	Thereafter	Total (1)
ProLogis European Properties (2)	$—	$478.2	$1,429.7	$—	$407.0	$—	$711.8	$3,026.7
ProLogis European Properties Fund II (3)	—	—	1,132.5	—	—	375.1	—	1,507.6
ProLogis California LLC (4)	—	315.6	—	—	—	—	—	315.6
ProLogis North American Properties Fund I	—	—	130.6	111.8	—	—	—	242.4
ProLogis North American Properties Fund VI-X	—	—	—	—	888.1	13.6	—	901.7
ProLogis North American Properties Fund XI	—	14.5	42.3	—	—	2.6	—	59.4
ProLogis North American Industrial Fund (5)	—	—	185.7	190.0	78.0	89.5	1,054.1	1,597.3
ProLogis North American Industrial Fund II (6)	—	560.3	111.5	—	154.0	64.0	432.7	1,322.5
ProLogis North American Industrial Fund III (7)	166.5	—	—	118.0	—	382.6	437.1	1,104.2
ProLogis Mexico Industrial Fund (8)	99.1	—	—	—	—	125.5	—	224.6
ProLogis Japan Properties Fund I	—	—	93.2	174.9	322.2	—	—	590.3
ProLogis Japan Properties Fund II (9)	120.8	92.3	470.3	346.0	507.6	259.8	—	1,796.8
ProLogis Korea Fund	—	—	—	15.3	11.8	—	—	27.1
ProLogis China Acquisition Fund (10)	—	—	—	—	—	—	—	—

Total property funds	$386.4	$1,460.9	$3,595.8	$956.0	$2,368.7	$1,312.7	$2,635.7	$12,716.2

(1)	As of September 30, 2008, we had no outstanding guarantees related to any debt of the unconsolidated property funds. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. There can be no assurance that the property funds will be able to refinance any maturing indebtedness at terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to otherwise obtain funds by capital contributions from us and our fund partners, in proportion to our ownership interest in such funds, or by selling assets. As discussed below, certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. See also Note 3 to our Consolidated Financial Statements in Item 1 for information on remaining equity commitments of the property funds.

(2)	PEPR has $478.2 million of Collateralized Mortgage Backed Securities (“CMBS”) maturing in July 2009. The assets securing these CMBS are valued, in the aggregate, at twice the loan amount, based upon June 2008 valuation reports. We are currently in preliminary negotiations with German mortgage banks to refinance the debt. PEPR has a credit facility with aggregate borrowing capacity of €900 million (or $1.3 billion ) under which $834 million was outstanding with $447 million remaining capacity, all at September 30, 2008.

(3)	ProLogis European Properties Fund II has a €1 billion credit facility to partially fund property acquisitions. As of September 30, 2008, approximately $1.1 billion was outstanding and $291 million was available to borrow under this facility. In September 2008, the fund entered into a term sheet agreement with a group of German mortgage banks for a five-year loan for €380 million financing that is targeted to close in January 2009.

(4)	ProLogis California LLC has $315.6 million maturing in 2009 (approximately half in March and half in August). The ratio of debt to the book value of the real estate assets securing this loan is currently 45%. We are in early discussions with U.S. life insurance companies to refinance these loans.

(5)	ProLogis North American Industrial Fund has a $250.0 million credit facility under which approximately $186 million was outstanding and $64 million was available at September 30, 2008. In August 2008, the fund entered into an interest rate lock agreement on a five-year loan for $80 million that is expected to close in November 2008.

(6)	The maturities in 2009 of $560.3 million represent a term loan for $452.3 million that was issued by our fund partner in July 2007 when this property fund was formed and matures in July 2009 and $108.0 million of other secured debt. In October 2008, the fund entered into an interest rate lock agreement on a ten-year loan for $104.7 million that is expected to close in December 2008. We are in active discussions with our fund partner regarding an extension of the term loan, as well as their underlying equity investment in the property fund.

(7)	The 2008 maturities of $166.5 million represent a bridge loan that was issued by a subsidiary of our fund partner, Lehman Brothers Holding, Inc. (“Lehman”), at the formation of the fund in July 2007. We have been in discussions with Lehman’s bankruptcy advisor regarding the extension of this loan.

(8)	The loan maturing in 2008 was refinanced on October 7, 2008 with a loan of $99.1 million that matures in 2012. In addition to its existing third party debt, this property fund has a note payable to us for $42.1 million at September 30, 2008. In connection with a contribution we made to this fund in October 2008, we loaned the fund an additional $31.8 million. On October 30, 2008, the property fund closed on insurance company financing of $44.5 million, the proceeds of which were used to pay down the loans to us.

(9)	Documentation of the refinance of the 2008 and 2009 TMK bond maturities in Japan Fund II has commenced and the property fund expects the debt related to the 2008 maturities will be refinanced in December 2008 for a three-year term.

(10)	Initial acquisition in July 2008 was funded with equity.
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

     In December 2007, the Board approved an increase in the annual distribution for 2008 from $1.84 to $2.07 per common share. We paid a distribution of $0.5175 per common share for the first, second and third quarters of 2008 on February 29, 2008, May 30, 2008 and August 29, 2008, respectively. The payment of common share distributions is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board.
     At September 30, 2008, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
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
     FFO attributable to common shares as defined by us was $826.8 million and $1,015.8 million for the nine months ended September 30, 2008 and 2007, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2008	2007
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$454,869	$935,639

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	231,738	215,613
Adjustments to CDFS dispositions for depreciation	(1,710)	(3,583)
Gains recognized on dispositions of certain non-CDFS business assets	(5,814)	(145,374)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(8,161)	(38,732)
Real estate related depreciation and amortization	636	3,835

Totals discontinued operations	(7,525)	(34,897)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	103,908	63,669
Gains on dispositions of non-CDFS business assets	(163)	(34,491)
Other amortization items	(12,503)	(6,376)

Totals unconsolidated investees	91,242	22,802

Totals NAREIT defined adjustments	307,931	54,561

Subtotals — NAREIT defined FFO	762,800	990,200

Add (deduct) our defined adjustments:
Foreign currency exchange (gains) losses, net	27,218	11,595
Current income tax expense	9,658	3,038
Deferred income tax expense (benefit)	19,478	5,710
Our share of reconciling items from unconsolidated investees:

	Nine months ended
	September 30,
	2008	2007
Foreign currency exchange losses (gains), net	2,413	5,829
Unrealized losses on derivative contracts	4,998	—
Deferred income tax expense (benefit)	234	(599)

Totals unconsolidated investees	7,645	5,230

Totals our defined adjustments	63,999	25,573

FFO attributable to common shares, as defined by us	$826,799	$1,015,773

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have used certain derivative financial instruments in the past; primarily foreign currency put option and forward contracts, to reduce our foreign currency market risk, as we deem appropriate. Currently, we do not have any such instruments outstanding. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established polices and procedures.
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
Interest Rate Risk
     Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. We have no interest rate swap contracts outstanding at September 30, 2008.
     Our primary interest rate risk is created by the variable rate lines of credit. During the nine months ended September 30, 2008, we had weighted average daily outstanding borrowings of $3.2 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $8.6 million of cash flow for the nine months ended September 30, 2008.
     We also have $0.3 billion of variable interest rate debt in which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $0.6 million on our cash flow for the nine months ended September 30, 2008.
     In addition, we expect our non-cash interest expense to increase between $64 million and $82 million per annum, prior to capitalization of interest as a result of our development activities, retrospectively as a result of a change in accounting, when adopted on January 1, 2009. See Note 1 to our Consolidated Financial Statements in Item 1 for further information.
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
     Our primary exposure to foreign currency exchange rates relates to the translation of the forecasted net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling, yen and renminbi. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At September 30, 2008, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
     We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At September 30, 2008, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.
Item 4. Controls and Procedures
     An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1A. Risk Factors
     As of September 30, 2008, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K, except as supplemented below:
     The recent market disruptions may adversely affect our operating results and financial condition.
     The global financial markets are currently undergoing pervasive and fundamental disruptions. The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to a further weakening of the U.S. and global economies. It is considered likely that the prevailing economic “slowdown” will develop into a general recession. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and our investments in our unconsolidated investees, the availability or the terms of financing that we and our unconsolidated investees have or may anticipate utilizing, our ability and that of our unconsolidated investees to make principal and interest payments on, or refinance, any outstanding debt when due and/or may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The current market disruption could also affect our operating results and financial condition as follows:
•	Debt and Equity Markets – Our results of operations and share price are sensitive to the volatility of the credit markets. The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions. This may result in our property operations, CDFS and investment management segments generating lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our shareholders at current levels and to comply with certain debt covenants. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) limits the ability of real estate investors to benefit from higher returns driven by capitalization rate compression; (ii) has slowed real estate transaction activity; and (iii) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues, income and/or cash flow from the acquisition and operations of real properties and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact the ability to raise equity capital for us and within our current or future unconsolidated investees.
•	Valuations – The recent market volatility will likely make the valuation of our properties and those of our unconsolidated investees more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated investees, that could result in a substantial decrease in the value of our properties and those of our unconsolidated investees. As a result, we may not be able to recover the carrying amount of our properties, our investments in our unconsolidated investees and/or goodwill, which may require us to recognize an impairment charge in earnings. Additionally, certain of the fees we generate from our unconsolidated investees are dependent upon the value of the properties held by the investees or the level of contributions we make to the property fund. Therefore, if property values decrease or our level of contributions decrease, certain fees paid to us by our unconsolidated investees may also decrease.

•	Government Intervention – The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. In addition, these interventions have typically been unclear in scope and application, resulting in confusion and uncertainty which in itself has been materially detrimental to the efficient functioning of the markets as well as previously successful investment strategies. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have a material impact on our operating results and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Attached as Exhibit 100 to this report are the following financial statements from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.
Users of this data are reminded pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL Related Documents (as defined in Regulation S-T) is unaudited, and that these documents are not the financial statements ProLogis filed with the Securities and Exchange Commission (“SEC”). The purpose of submitting these XBRL Related Documents is to assist the SEC in testing the format and technology, and, as a result, investors should not rely on the information in this report, including the attached files, when making investment decisions.
In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) or Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Managing Director and Chief Accounting Officer

Date: November 7, 2008

Index to Exhibits
12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Attached as Exhibit 100 to this report are the following financial statements from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings and Comprehensive Income (Loss), (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements tagged as blocks of text.
Users of this data are reminded pursuant to Rule 401 of Regulation S-T that the information contained in the XBRL Related Documents (as defined in Regulation S-T) is unaudited, and that these documents are not the financial statements ProLogis filed with the Securities and Exchange Commission (“SEC”). The purpose of submitting these XBRL Related Documents is to assist the SEC in testing the format and technology, and, as a result, investors should not rely on the information in this report, including the attached files, when making investment decisions.
In accordance with Rule 402 of Regulation S-T, the XBRL related information in Exhibit 100 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 11 of the Securities Act of 1933, as amended (“Securities Act”) or Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing or document.