Form 10-K
period 2008-12-31
PROLOGIS
filed 2009-03-02
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☑

Based on the closing price of the registrant’s shares on June 30, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $14,228,109,100.

At February 20, 2009, there were outstanding approximately 267,604,300 common shares of beneficial interest of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2009 annual meeting of its shareholders are incorporated by reference in Part III of this report.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability of developed properties, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see “Item 1A. Risk Factors” in this annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.

PART I

ITEM 1. Business

ProLogis is a leading global provider of industrial distribution facilities. We are a Maryland real estate investment trust (“REIT”) and have elected to be taxed as such under the Internal Revenue Code of 1986, as amended (the “Code”). Our world headquarters is located in Denver, Colorado. Our European headquarters is located in the Grand Duchy of Luxembourg with our European customer service headquarters located in Amsterdam, the Netherlands. Our primary office in Asia is located in Tokyo, Japan.

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

We were formed in 1991, primarily as a long-term owner of industrial distribution space operating in the United States. Over time, our business strategy evolved to include the development of properties for contribution to property funds in which we maintain an ownership interest and the management of those property funds and the properties they own. Originally, we sought to differentiate ourselves from our competition by focusing on our corporate customers’ distribution space requirements on a national, regional and local basis and providing customers with consistent levels of service throughout the United States. However, as our customers’ needs expanded to markets outside the United States, so did our portfolio and our management team. Today we are an international real estate company with operations in North America, Europe and Asia. Our business strategy is to integrate international scope and expertise with a strong local presence in our markets, thereby becoming an attractive choice for our targeted customer base, the largest global users of distribution space, while achieving long-term sustainable growth in cash flow.

Industrial distribution facilities are a crucial link in the modern supply chain, and they serve three primary purposes for supply-chain participants: (i) ensure accurate and seamless flow of goods to their appointed destinations; (ii) function as processing centers for goods; and (iii) enable companies to store enough inventory to meet surges in demand and to cushion themselves from the impact of a break in the supply chain.

At December 31, 2008, our total portfolio of properties owned, managed and under development, including direct-owned properties and properties owned by property funds and joint ventures that we manage, and excluding properties held for sale, consisted of the following properties in North America, Europe and Asia, broken down as follows:

	Number of
	Properties	Square Feet
		(in thousands)

Square feet owned, managed and under development:
Direct owned:
Industrial properties:
Operating properties	1,297	195,710
Properties under development	65	19,837
Retail and mixed use properties	34	1,404

Total direct owned	1,396	216,951
Investment management-industrial properties	1,339	297,665

Total properties owned and under management	2,735	514,616

Business Strategy

Recently, the global financial markets have been undergoing pervasive and fundamental disruptions, which began to impact us late in the third quarter of 2008. As the global credit crisis worsened in the fourth quarter, it was necessary for us to modify our business strategy. As such, we discontinued most of our new development and acquisition activities in order to focus on our core business of owning and managing industrial properties. Narrowing our focus has allowed us to take the necessary steps toward reducing our debt and maximizing liquidity and cash flow. We believe our current business strategy, coupled with the following objectives for both the near and long-term, will position us to take advantage of business opportunities upon the stabilization of the global financial markets.

Near-term objectives:

•	Simplify our business model and focus on our core business;

•	Complete the development and leasing of properties currently in our development portfolio;

•	Manage our core portfolio of industrial distribution properties to maintain and improve our net operating income stream from these assets;

•	Provide exceptional customer service to our current and future customers;

•	Generate liquidity through contributions of properties to our property funds and through sales to third parties;

•	Reduce our debt at December 31, 2009 by $2 billion from our debt levels at September 30, 2008, through debt retirements; utilizing proceeds from property contributions and dispositions and other possible means, such as buying back outstanding debt and issuing additional equity;

•	Recast our global line of credit; and

•	Reduce our general and administrative expenses through various cost savings initiatives, including reductions in workforce.

Longer-term objectives:

•	Employ a conservative growth expansion model;

•	Develop industrial properties utilizing a portion of our existing land parcels, which we will hold for long-term direct investment, or otherwise monetize our land holdings through dispositions; and

•	Grow the property funds by utilizing the property fund structure for the development of properties and the opportunistic acquisition of properties from third parties.

During the fourth quarter of 2008, we took the following steps that we believe will position us to accomplish the objectives identified above:

•	Appointed a new Chief Executive Officer;

•	Reduced our expected annual distribution rate from $2.07 to $1.00 per common share;

•	Halted the start of substantially all new development activity, other than those we were contractually committed to complete;

•	Entered into a binding contract to sell our China operations and our 20% equity interest in the Japan property funds for $1.3 billion of cash. This transaction closed in February 2009 with the receipt of $500 million that was used to pay down debt. The remaining proceeds will be funded upon satisfactory completion of year-end financial statement audits of certain entities. In the event that the audits reflect a material disparity from the unaudited information previously furnished, the buyer will have the option to unwind the transaction. (See Note 21 to our Consolidated Financial Statements in Item 8);

•	Purchased $310 million aggregate principal of our senior notes for $217 million in cash;

•	Received proceeds of $1.3 billion from the contribution or sale of properties to unconsolidated property funds or third parties; and

•	Implemented a reduction in workforce (“RIF”) plan that, along with other initiatives, will reduce our gross general and administrative expenses on a prospective basis by approximately $100 million in 2009.

Our Operating Segments

The following discussion of our business segments should be read in conjunction with “Item 1A. Risk Factors”, our property information presented in “Item 2. Properties”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to our Consolidated Financial Statements in Item 8.

Our business was previously organized into three reportable business segments: (i) direct owned (previously called property operations); (ii) investment management; and (iii) development or CDFS business. Due to recent economic conditions, we have modified our business strategy and, as a result, we will no longer perform the investment and development activities within our CDFS business segment. As a result, we transferred all of our real estate and other assets that were in our development pipeline to our direct owned segment and we transferred our investments in industrial and retail joint ventures to our investment management segment. The discussion that follows discusses the segments as they were through 2008, as well as what we expect them to be on a prospective basis. Our China operations, which were sold in February 2009, are presented as held for sale at December 31, 2008 and not included in the discussion that follows.

Operating Segments – Direct Owned

Our direct owned segment represents the long-term ownership of industrial properties. Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial and retail properties in key distribution markets. We consider these properties to be our Core Properties. Also included in this segment are real estate properties that were previously acquired or developed within our CDFS business segment and that, because changes in our business strategy, were transferred to this segment due to our current intent to hold and operate these assets on a long-term basis. These include operating properties that we previously developed with the intent to contribute to an unconsolidated property fund. We now refer to these properties as Completed Development Properties. We also have industrial properties that are currently under development and land available for development that are part of this segment, the majority of which we plan to hold and use in this segment.

Investments

At December 31, 2008, the following properties are in the direct owned segment (square feet and investment in thousands):

			Investment
			(before depreciation)
	Number of	Square	at December 31,	Leased
	Properties	Feet/Acres	2008	Percentage

Core Properties	1,191	156,351 square feet	$8,284,011	92.2%
Completed Development Properties	140	40,763 square feet	$3,031,449	43.5%
Properties under development	65	19,837 square feet	$1,163,610	37.2%
Land held for development	—	10,134 acres	$2,481,216	n/a

These properties are located in North America, Europe and Asia.

In the near term, we may occasionally acquire a property for this segment, generally to satisfy certain tax requirements that may arise due to the previous sale of a property.

Results of Operations

We earn rent from our customers, including reimbursement of certain operating costs, under long-term operating leases (with an average lease term of six to seven years at December 31, 2008). The revenue in this segment decreased in 2008 primarily due to the contribution of properties to property funds, offset partially by increases in occupancy levels within our development properties. However, due to current market challenges, leasing activity has slowed and rental revenues generated by the lease-up of newly developed properties have not been adequate to completely offset the loss of rental revenues from property contributions. We expect our total revenues from this segment will decrease in 2009 due to the contributions and dispositions of properties we made in 2008 and may make in 2009. We intend to grow our revenue in the remaining properties primarily through increases in occupied square feet in our Completed Development Properties and properties currently under development. The costs of our property management function for both our direct-owned portfolio and the properties owned by the property funds and managed by us are reported in rental expenses in the direct owned segment. As the portfolio of properties we manage has continued to grow, the related property management expenses have increased causing a decrease in margins and profitability in this segment (offset by increases in the investment management segment).

Market Presence

At December 31, 2008, our 1,331 operating properties in this segment aggregating 197.1 million square feet were located in 40 markets in North America (33 markets in the United States, 6 markets in Mexico and 1 market in Canada), 29 markets in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and 6 markets in Asia (Japan and South Korea). Our largest markets for this segment in North America (based on our investment in the properties) are Atlanta, Chicago, Dallas/Fort Worth, Inland Empire, Los Angeles, New Jersey and San Francisco (East Bay). Our largest investment in Europe is in the United Kingdom and our largest investment in Asia is in Japan. Our 65 properties under development at December 31, 2008 aggregated 19.8 million square feet and were located in 8 markets in North America, 23 markets in Europe and 3 markets in Asia. At December 31, 2008, we owned 10,134 acres of land with an investment of $2.5 billion and located in North America (6,400 acres, $1.1 billion investment), Europe (3,614 acres, $1.1 billion investment) and Asia (120 acres, $0.3 billion investment). See further detail in “Item 2. Properties”.

Competition

The existence of competitively priced distribution space available in any market could have a material impact on our ability to rent space and on the rents that we can charge. To the extent we wish to acquire land for future development of properties in our direct owned segment, we may compete with local, regional, and national developers. We also face competition from other investment managers in attracting capital for our property funds to be utilized to acquire properties from us or third parties.

We believe we have competitive advantages due to (i) our ability to quickly respond to customer’s needs for high-quality distribution space in key global distribution markets; (ii) our established relationships with key customers serviced by our local personnel; (iii) our ability to leverage our organizational structure to provide a single point of contact for our global customers; (iv) our property management and leasing expertise; (v) our relationships and proven track record with current and prospective investors in the property funds; (vi) our global experience in the development and management of industrial properties; (vii) the strategic locations of our land positions; and (viii) our personnel who are experienced in the land acquisition and entitlement process.

Property Management

Our business strategy includes a customer service focus that enables us to provide responsive, professional and effective property management services at the local level. To enhance our management services, we have developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism and to enable our property management team to give the proper level of attention to our customers. We manage substantially all of our operating properties.

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2008, in our direct owned segment, we had 2,815 customers occupying 157.3 million square feet of industrial and retail space. Our largest customer and 25 largest customers accounted for 1.9% and 11.8%, respectively, of our annualized collected base rents at December 31, 2008.

Employees

We employ 1,480 persons in our entire business. Our employees work in three countries in North America (840 persons), in 13 countries in Europe (490 persons) and in 2 countries in Asia (150 persons). Of the total, we have assigned 890 employees to our direct owned segment and 80 employees to our investment management segment. We have 510 employees who work in corporate positions who are not assigned to a segment who may assist with segment activities. We believe our relationships with our employees are good. Our employees are not organized under collective bargaining agreements, although some of our employees in Europe are represented by statutory Works Councils and benefit from applicable labor agreements. Our China operations are held for sale as of December 31, 2008 and the 240 employees in China are not included in the information above.

Future Plans

Our current business plan allows for the limited expansion of operating properties as necessary to: (i) address the specific expansion needs of customers; (ii) enhance our market presence in a specific country, market or submarket; (iii) take advantage of opportunities where we believe we have the ability to achieve favorable returns; and (iv) monetize our existing land positions through pre-committed development of industrial properties to hold and use in this segment. In addition, we expect to complete the development and leasing of our properties under development. As of December 31, 2008, we had 65 properties under development with a current investment of $1.2 billion and a total expected investment, when completed and leased, of $1.9 billion. These properties were 37.2% leased at December 31, 2008.

In 2009, we intend to fund our investment activities in the direct owned segment, depending on market conditions and other factors, primarily with operating cash flow from this segment, borrowings under existing credit facilities, equity issuances and proceeds from contributions and dispositions of properties. In the future, depending on market conditions and the capital available from our fund partners, we may contribute Core Properties and/or Completed Development Properties to the property funds or sell to a third party.

Operating Segments – Investment Management

The investment management segment represents the investment management of unconsolidated property funds and certain joint ventures and the properties they own. We utilize our investment management expertise to manage the property funds and certain joint ventures and we utilize our leasing and property management expertise to manage the properties owned by these entities. We report the property management costs, for both our direct owned segment and the properties owned by the property funds, in rental expenses in the direct owned segment and we include the fund management costs in general and administrative expenses.

Our property fund strategy:

•	allows us, as the manager of the property funds, to maintain and expand our market presence and customer relationships;

•	allows us to maintain a long-term ownership position in the properties;

•	allows us to earn fees for providing services to the property funds; and

•	provides us an opportunity to earn incentive performance participation income based on the investors’ returns over a specified period.

Historically, our property fund strategy has also:

•	allowed us to realize a portion of the profits from our development activities by contributing our stabilized development properties to property funds (profits are recognized to the extent of third party ownership in the property fund); and

•	provided diversified sources of capital.

Although we may continue to make contributions of properties to the property funds, due to the current market conditions, including increasing capitalization rates, we do not expect to recognize gains at the level we have in the past. See further discussion in “Operating Segments – CDFS Business” below.

Investments

As of December 31, 2008, we had investments in and advances to 17 property funds totaling $2.0 billion with ownership interests ranging from 20% to 50%. These investments are in North America — 12 aggregating $941.7 million; Europe — 2 aggregating $634.6 million; and Asia — 3 aggregating $381.7 million. These property funds own, on a combined basis, 1,336 distribution properties aggregating 296.9 million square feet with a total entity investment (not our proportionate share) in operating properties of $24.7 billion. Also included in this segment are certain industrial and retail joint ventures, which we manage and that own 3 operating properties with 0.7 million square feet located in North America and Europe.

In December, we entered into a binding agreement to sell our 20% equity investments in our property funds in Japan to our fund partner. Our investments in the Japan property funds aggregated $359.8 million. These property funds owned 70 properties totaling 27.0 million square feet. In this same agreement, we agreed to sell our China operations, which include our investments in a property fund and joint ventures, which are classified as held for sale as of December 31, 2008 and are not included above.

Results of Operations

We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures. In addition to the income recognized under the equity method, we recognize fees and incentives earned for services performed on behalf of these entities and interest earned on advances to these entities, if any. We provide services to these entities, such as property management, asset management, acquisition, financing and development. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period. We expect any future growth in income recognized to result from growth in existing property funds, primarily from properties the funds acquired from us in 2008 and may acquire, from us or third parties, in the future, as well as the formation of future funds.

Market Presence

At December 31, 2008, the property funds on a combined basis owned 1,336 properties aggregating 296.9 million square feet located in 44 markets in North America (Canada, Mexico and the United States), 35 markets in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom) and 10 markets in Asia (Japan and South Korea). The industrial and retail joint ventures included in this segment are located in the United States and the United Kingdom and operate 3 industrial properties with 0.7 million square feet.

Competition

As the manager of the property funds, we compete with other fund managers for institutional capital. As the manager of the properties owned by the property funds, we compete with other industrial properties located in close proximity to the properties owned by the property funds. The amount of rentable distribution space available and its current occupancy in any market could have a material effect on the ability to rent space and on the rents that can be charged by the fund properties. We believe we have competitive advantages as discussed above in “Operating Segments — Direct Owned”.

Property Management

We manage the properties owned by unconsolidated investees utilizing our leasing and property management experience from the employees who are in our direct owned segment. Our business strategy includes a customer service focus that enables us to provide responsive, professional and effective property management services at the local level. To enhance our management services, we have developed and implemented proprietary operating and training systems to achieve consistent levels of performance and professionalism and to enable our property management team to give the proper level of attention to our customers.

Customers

As in our direct owned segment, we have developed a customer base in the property funds and joint ventures that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2008, our unconsolidated investees, on a combined basis, had 2,052 customers occupying 284.6 million square feet of distribution space. The largest customer and 25 largest customers of our unconsolidated investees, on a combined basis, accounted for 3.8% and 29.3%, respectively, of the total combined annualized collected base rents at December 31, 2008. In addition, in this segment we consider our fund partners to also be our customers. As of December 31, 2008, we partnered with 41 institutional investors, several of which invest in multiple funds.

Employees

The property funds generally have no employees of their own. Employees in our direct owned segment are responsible for the management of the properties owned by the property funds. We have assigned 80 additional employees directly to the management of the property funds in our investment management segment. We have 510 employees who work in corporate positions and are not assigned to a segment who may assist with these activities as well.

Future Plans

We expect to continue to increase our investments in property funds, although at a slower pace than in the past. We expect to achieve these increases through the existing property funds’ acquisition of properties from us, as well as from third parties. We expect the fee income we earn from the property funds and our proportionate share of net earnings of the property funds will increase as the size and value of the portfolios owned by the property funds grows and as more equity is deployed in the funds. We will continue to explore our options related to both new and existing property funds.

Operating Segments – CDFS Business

Given the challenges that we are facing in this current economic environment and the corresponding changes we have made to our business strategy, we do not expect to have a CDFS business segment in 2009. As of December 31, 2008, all of the assets and liabilities that were in this segment have been transferred to our two remaining segments. We transferred all of our real estate and other assets that were in our development pipeline to our direct owned segment. Our investments in certain joint ventures were transferred to our investment management segment. As noted above, we may contribute Completed Development Properties and/or Core Properties to the property funds or sell to third parties, although these will no longer be reported in our CDFS business segment. Through the end of 2008, this segment primarily included the contribution of industrial properties we had developed or acquired with the intent to contribute to a property fund in which we had an ownership interest and acted as manager. At December 31, 2008, we had no investments remaining in this segment.

Other

We have other segments that do not meet the threshold criteria to disclose as a reportable segment. At December 31, 2008, these operations include primarily the management of land subject to ground leases.

Our Management

Our executive management team consists of:

•	Walter C. Rakowich, Chief Executive Officer

•	Ted R. Antenucci, Chief Investment Officer

•	Edward S. Nekritz, General Counsel and Secretary

•	William E. Sullivan, Chief Financial Officer

Mr. Rakowich also serves as a member of our Board of Trustees (the “Board”).

In addition to the leadership and oversight provided by our executive management team, our investments and operations are overseen by Charles E. Sullivan, Head of Global Operations, John R. Rizzo, Managing Director of Global Development, Larry Harmsen, Managing Director for North America Capital Deployment, Ralf Wessel, Managing Director Global Investment Management, Silvano Solis, Regional Director — Mexico, Gary E. Anderson, Europe President, Philip Dunne, Europe Chief Operating Officer and Chief Financial Officer and Mike Yamada, Japan Co-President. Further, in the United States, two individuals lead each of our five regions (Central, Midwest, Northeast/Canada, Pacific and Southeast), one of whom is responsible for operations and one of whom is responsible for capital deployment. In Europe, each of the four regions (Northern Europe, Central Europe, Southern Europe and the United Kingdom) are led by either one or two individuals responsible for operations and capital deployment. John P. Morland is Managing Director of Global Human Resources.

Throughout 2008, Masato Miki served as our Japan Co-President. With the sale of our property fund investments in Japan, Mr. Miki is expected to become an employee of the buyer.

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

Capital Management and Capital Deployment

We have a team of professionals responsible for managing and leasing our properties and those owned by the property funds that we manage. We have market officers who are primarily responsible for understanding and meeting the needs of existing and prospective customers in their respective markets. In addition, the market officers, along with their team of property management and leasing professionals, use their knowledge of local market conditions to assist the Global Solutions Group in identifying and accommodating those customers with multiple market requirements and assisting in the marketing efforts directed at those customers. Access to our national and international resources enhance the market officers’ ability to serve customers in the local market. The focus of the market officers is on: (i) creating and maintaining relationships with customers, potential customers and industrial brokers; (ii) managing the capital invested in their markets; (iii) leasing our properties; and (iv) identifying potential acquisition and development opportunities in their markets.

Capital deployment is the responsibility of a team of professionals who ensure that our capital resources are deployed in an efficient and productive manner that will best serve our long-term objective of increasing shareholder value. The team members responsible for capital deployment evaluate acquisition, disposition and development opportunities in light of market conditions in their respective regions and our overall goals and objectives. Capital deployment officers work closely with the Global Development Group to, among other things, create master-planned distribution parks utilizing the extensive experience of the Global Development Group team members. The Global Development Group incorporates the latest technology with respect to building design and systems and has developed standards and procedures that we strictly adhere to in the development of all properties to ensure that properties we develop are of a consistent quality.

We strive to minimize the ecological footprint of our developments worldwide by meeting or exceeding relevant local or regional green building design standards. All of our future developments in the United States will comply with the U.S.Green Building Council’s standards for Leadership in Energy and Environmental Design (LEED®). In the United Kingdom, we are committed to developing any new properties to achieve at least a “Very Good” rating in accordance with the Building Research Establishment’s Environmental Assessment Method (BREEAM). In Japan, many of our facilities comply with the Comprehensive Assessment System for Building Environmental Efficiency (CASBEE). In countries where no green building rating system exists, we utilize a global standards checklist based on these three leading regional rating systems. In total, counting all three rating systems, ProLogis has 20 million square feet (1.8 million square meters) of development registered or certified as green buildings.

Customer Service

The Global Solutions Group’s primary focus is to position us as the preferred provider of distribution space to large users of industrial distribution space. The professionals in the Global Solutions Group also seek to build long-term relationships with our existing customers by addressing their distribution and logistics needs. The Global Solutions Group provides our customers with outsourcing options for network optimization tools, strategic site selection assistance, business location services, material handling equipment and design consulting services.

Executive and Senior Management

Walter C. Rakowich* — 51 — Chief Executive Officer of ProLogis since November 2008. Mr. Rakowich was ProLogis’ President and Chief Operating Officer from January 2005 to November 2008 and ProLogis’ Chief Financial Officer from December 1998 to September 2005. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions and he was a principal with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich served on the Board from August 2004 to May 2008 and was reappointed to the Board in November 2008.

Ted R. Antenucci* — 44 — Chief Investment Officer since May 2007. Mr. Antenucci was ProLogis’ President of Global Development from September 2005 to May 2007. From September 2001 to September 2005, Mr. Antenucci was president of Catellus Commercial Development Corporation, an industrial and retail real estate company that was merged with ProLogis in September 2005. Mr. Antenucci was with affiliates of Catellus Commercial Development Corporation in various capacities from April 1999 to September 2001.

Edward S. Nekritz* — 43 — General Counsel of ProLogis since December 1998 and Secretary of ProLogis since March 1999. Mr. Nekritz oversees legal services, due diligence and risk management for ProLogis. Mr. Nekritz has been with ProLogis in various capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer Brown LLP).

William E. Sullivan* — 54 — Chief Financial Officer since April 2007. Prior to joining ProLogis, Mr. Sullivan was the founder and president of Greenwood Advisors, Inc., a financial consulting and advisory firm focused on providing strategic planning and implementation services to small and mid-cap companies since 2005. From 2001 to 2005, Mr. Sullivan was chairman and chief executive officer of SiteStuff, an online procurement company serving the real estate industry and he continued as their chairman through June 2007.

Gary E. Anderson — 43 — Europe — President since November 2008 and President and Chief Operating Officer since November 2006 where he is responsible for investment, development, leasing and operations in the European countries in which ProLogis operates. Mr. Anderson was the Managing Director responsible for investments and development in ProLogis’ Central and Mexico Regions from May 2003 to November 2006 and has been with ProLogis in various capacities since August 1994. Prior to joining ProLogis, Mr. Anderson was in the management development program of Security Capital Group, a real estate holding company.

John P. Morland — 50 — Managing Director of Global Human Resources since October 2006, where he is responsible for strategic human resources initiatives to align ProLogis’ human capital strategy with overall business activities. Prior to joining ProLogis, Mr. Morland was the Global Head of Compensation at Barclays Global Investors at its San Francisco headquarters from April 2000 to March 2005.

Charles E. Sullivan * — 51 — Head of Global Operations since February 2009 where he has overall responsibility for global operations, including property management, leasing, information technology, marketing and global customer relationships. Mr. Sullivan was Managing Director of ProLogis with overall responsibility for operations in North America from October 2006 to February 2009 and has been with ProLogis in various capacities since October 1994. Prior to joining ProLogis, Mr. Sullivan was an industrial broker with Cushman & Wakefield of Florida, a real estate brokerage and services company.

Mike Yamada — 55 — Japan Co-President since March 2006, where he is responsible for development and leasing activities in Japan. Mr. Yamada was a Managing Director with ProLogis from December 2004 to March 2006 with similar responsibilities in Japan. He has been with ProLogis in various capacities since April 2002. Prior to joining ProLogis, Mr. Yamada was a senior officer of Fujita Corporation, a construction company in Japan.

* These individuals are our Executive Officers under Item 401 of Regulation S-K.

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results and financial condition. A majority of the properties we have acquired were subjected to environmental reviews by either us or the previous owners. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Note 18 to our Consolidated Financial Statements in Item 8 and Item 1A. Risk Factors.

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

Current Events

The recent market disruptions may adversely affect our operating results and financial condition.

The global financial markets have been undergoing pervasive and fundamental disruptions. The continuation or intensification of such volatility may lead to additional adverse impact on the general availability of credit to businesses and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and our investments in our unconsolidated investees, the availability or the terms of financing that we and our unconsolidated investees have or may anticipate utilizing, our ability and that of our unconsolidated investees to make principal and interest payments on, or refinance, any outstanding debt when due and/or may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases. The current market disruption could also affect our operating results and financial condition as follows:

•	Debt and Equity Markets — Our results of operations and share price are sensitive to the volatility of the credit markets. The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market. Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium, resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and property contributions and dispositions. This may result in lower overall economic returns and a reduced level of cash flow, which could potentially impact our ability to make distributions to our shareholders and to comply with certain debt covenants. In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn: (i) limits the ability of real estate investors to benefit from lower real estate values; (ii) has slowed real estate transaction activity; and (iii) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material adverse impact on revenues, income and/or cash flow from the acquisition and operations of real properties and mortgage loans. In addition, the state of the debt markets could have an impact on the overall amount of capital being invested in real estate, which may result in price or value decreases of real estate assets and impact the ability to raise equity capital for us and within our unconsolidated investees.

•	Valuations — The recent market volatility will likely make the valuation of our properties and those of our unconsolidated investees more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated investees, that could result in a substantial decrease in the value of our properties and those of our unconsolidated investees. As a result, we may not be able to recover the current carrying amount of our properties, our investments in our unconsolidated investees and/or goodwill, which may require us to recognize an impairment charge in earnings in addition to the charges we recognized in the fourth quarter of 2008. Additionally, certain of the fees we generate from our unconsolidated investees are dependent upon the value of the properties held by the investees or the level of contributions we make to the investees. Therefore, if property values decrease or our level of contributions decrease, certain fees paid to us by our unconsolidated investees may also decrease.

•	Government Intervention — The pervasive and fundamental disruptions that the global financial markets are currently undergoing have led to extensive and unprecedented governmental intervention. Such intervention has in certain cases been implemented on an “emergency” basis, suddenly and substantially eliminating market participants’ ability to continue to implement certain strategies or manage the risk of their outstanding positions. It is impossible to predict what, if any, additional interim or permanent governmental restrictions may be imposed on the markets and/or the effect of such restrictions on us and our results of operations. There is a high likelihood of significantly increased regulation of the financial markets that could have a material impact on our operating results and financial condition.

General Real Estate Risks

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated, may impact financial results.

We are exposed to the general economic conditions, the local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties. Approximately 24.3% of our direct owned operating properties (based on our investment before depreciation) are located in California. Properties in California may be more susceptible to certain types of natural disasters, such as earthquakes, brush fires, flooding and mudslides, than properties located in other markets and a major natural disaster in California could have a material adverse effect on our operating results. We also have significant holdings (defined as more than 3.0% of our total investment before depreciation in direct owned operating properties), in certain markets located in Atlanta, Chicago, Dallas/Fort Worth, New Jersey, Japan and the United Kingdom. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities. In addition, the property funds and joint ventures in which we have an ownership interest have concentrations of properties in the same markets mentioned above, as well as Pennsylvania, Reno, France and Poland and are subject to the economic conditions in those markets.

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

Our investments in real estate assets are primarily concentrated in the industrial distribution sector. This concentration may expose us to the risk of economic downturns in this sector to a greater extent than if our business activities were more diversified.

Our real estate development strategies may not be successful.

We have developed a significant number of industrial properties since our inception. In late 2008, we scaled back our development activities in response to current economic conditions. Although, we do expect to pursue development activities in the future, our near- term strategy is to complete and lease the buildings currently in development and lease the properties we have recently completed. As of December 31, 2008, we had 140 Completed Development Properties that were 43.5% leased (23.0 million square feet of unleased space) and we had 65 industrial properties that were under development that were 37.2% leased (12.5 million square feet of unleased space). As of December 31, 2008, we had approximately $885.4 million of costs remaining to be spent related to our development portfolio to complete the development and lease the space in these properties.

Additionally as of December 31, 2008, we had 10,134 acres of land with a current investment of $2.5 billion for potential future development of industrial properties or other commercial real estate projects or for sale to third parties. Within our land positions, we have concentrations in many of the same markets as our operating properties. Approximately 16.8% of our land (based on the current investment balance) is in the United Kingdom. During 2008, we recorded impairment charges of $194.2 million, predominantly in the United Kingdom, due to the decrease in current estimated fair value of the land and increased probability that we will dispose of certain land parcels rather than develop as previously planned. We will look to monetize the land in the future through sale to third parties, development of industrial properties to own and use or sale to an unconsolidated investee for development, depending on market conditions and other factors.

We will be subject to risks associated with such development and disposition activities, all of which may adversely affect our results of operations and available cash flow, including, but not limited to:

•	the risk that we may not be able to lease the available space in our properties under development or recently completed developments at rents that are sufficient to be profitable;

•	the risk that we will decide to sell certain land parcels and we will not be able to find a third party to acquire such land or that the sales price will not allow us to recover our investment, resulting in additional impairment charges;

•	the risk that development opportunities explored by us may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, building, occupancy and other governmental permits and authorizations;

•	the risk that due to the increased cost of land our activities may not be as profitable, especially in certain land constrained areas;

•	the risk that construction costs of a property may exceed the original estimates, or that construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all; including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes and the possibility of shortages in materials, building supplies or energy and fuel for equipment; and

•	the risk that occupancy levels and the rents that can be earned for a completed project will not be sufficient to recover our investment.

Our business strategy to provide liquidity to reduce debt by contributing properties to property funds or disposing of properties to third parties may not be successful.

Our ability to contribute or sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties, current market conditions, including the capitalization rates applicable to our properties, and other factors beyond our control. The property funds or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should the property funds or third parties have limited or no access to capital on favorable terms, then contributions and distributions could be delayed resulting in adverse effects on our liquidity, results of operations, distributable cash flow, debt covenant ratios and on the value of our securities.

We may acquire properties, which involves risks that could adversely affect our operating results and the value of our securities.

We may acquire industrial properties in our direct owned segment. The acquisition of properties involves risks, including the risk that the acquired property will not perform as anticipated and that any actual costs for rehabilitation, repositioning, renovation and improvements identified in the pre-acquisition due diligence process will exceed estimates. There is, and it is expected there will continue to be, significant competition for properties that meet our investment criteria as well as risks associated with obtaining financing for acquisition activities.

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

Our results of operations, distributable cash flow and the value of our securities would be adversely affected if we were unable to lease, on economically favorable terms, a significant amount of space in our operating properties. We have 30.2 million square feet of industrial and retail space (out of a total of 157.3 million occupied square feet representing 16.7% of total annual base rents) with leases that expire in 2009, including 3.9 million square feet of leases that are on a month-to-month basis. In addition, our unconsolidated investees have a combined 36.5 million square feet of industrial space (out of a total 284.6 million occupied square feet representing 10.1% of total annual base rent) with leases that expire in 2009, including 6.6 million square feet of leases that are on a month-to-month basis. The number of industrial and retail properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained in new leases.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, we are only able to hold property for sale in the ordinary course of business through taxable REIT subsidiaries in order to avoid punitive taxation on the gain from the sale of such property. While we are planning to dispose of certain properties that have been held for investment in order to generate liquidity, if we do not satisfy certain safe harbors or if we believe there is too much risk of incurring the punitive tax on the gain from the sale, we may not pursue such sales.

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

A majority of the properties we acquire are subjected to environmental reviews either by us or by the predecessor owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. In connection with the merger in 2005 with Catellus Development Corporation (“Catellus”), we acquired certain properties in urban and industrial areas that may have been leased to, or previously owned by, commercial and industrial companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs. We adjust the liabilities as appropriate when additional information becomes available. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

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

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our credit facilities and the indenture under which our senior and other notes are issued, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under our covenant provisions and are unable to cure the default, refinance our indebtedness or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

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

If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to shareholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce our cash flow and funds available for reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in our assets as of the date of requalification, or upon subsequent disposition, and to make distributions to our shareholders equal to any earnings accumulated during the period of non-REIT status.

REIT distribution requirements could adversely affect our financial condition.

To maintain qualification as a REIT under the Code, generally a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and net capital gains. This requirement limits our ability to accumulate capital and, therefore, we may not have sufficient cash or other liquid assets to meet the distribution requirements. Difficulties in meeting the distribution requirements might arise due to competing demands for our funds or to timing differences between tax reporting and cash receipts and disbursements, because income may have to be reported before cash is received or because expenses may have to be paid before a deduction is allowed. In addition, the Internal Revenue Service (the “IRS”) may make a determination in connection with the settlement of an audit by the IRS that increases taxable income or disallows or limits deductions taken thereby increasing the distribution we are required to make. In those situations, we might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements and interest and penalties could apply, which could adversely affect our financial condition. If we fail to make a required distribution, we would cease to qualify as a REIT.

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

We are subject to pending audits by the IRS and the California Franchise Tax Board of the 1999 through 2005 income tax returns of Catellus, including certain of its subsidiaries and partnerships. We have recorded an accrual for the liabilities that may arise from these audits. During 2008, we agreed to enter into a closing agreement with the IRS for the settlement of the 1999-2002 audits and we increased the recorded liability by $85.4 million for all audits accordingly. See Note 14 to our Consolidated Financial Statements in Item 8. The finalization of the remaining audits may result in an adjustment in which the actual liabilities or settlement costs, including interest and potential penalties, if any, may prove to be more than the liability we have recorded.

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

Palmtree Acquisition Corporation, our subsidiary that was the surviving corporation in the merger with Catellus in 2005, is subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) and potential state taxes on any gain recognized within ten years of Catellus’ conversion to a REIT from a disposition of any assets that Catellus held at the effective time of its election to be a REIT, but only to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election (which was January 1, 2004). Gain from a sale of an asset occurring more than 10 years after the REIT conversion will not be subject to this corporate-level tax. We do not currently expect to dispose of any asset of the surviving corporation in the merger if such disposition would result in the imposition of a material tax liability unless we can affect a tax-deferred exchange of the property. However, certain assets are subject to third party purchase options that may require us to sell such assets, and those assets may carry deferred tax liabilities that would be triggered on such sales. We have recorded deferred tax liabilities related to these built-in-gains. There can be no assurances that our plans in this regard will not change and, if such plans do change or if a purchase option is exercised, that we will be successful in structuring a tax-deferred exchange.

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

In response to current economic conditions, we reduced the expected annual distribution rate for 2009 to $1.00 per common share. The annual distribution rate on common shares as a percentage of our market price may influence the trading price of such common shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate than we have set, which could adversely affect the value of our common shares.

As a global company, we are subject to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2008, we generated approximately 70% of our revenue from operations outside the United States, primarily due to proceeds from contributions of properties to property funds in Europe and Japan. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	political instability, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities (particularly with respect to our operations in Mexico); and

•	foreign ownership restrictions with respect to operations in certain foreign countries.

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

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the national currency. At December 31, 2008, approximately 47% of our total assets, excluding our China operations, which were sold in February 2009 and presented as assets held for sale, are invested in a currency other than the U.S. dollar, primarily the euro, Japanese yen and British pound sterling. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and, on occasion and when deemed appropriate, through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

We are subject to governmental regulations and actions that affect operating results and financial condition.

Many laws and governmental regulations apply to us, our unconsolidated investees and our properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur, which might affect our ability to conduct business.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We have directly invested in real estate assets that are primarily generic industrial properties. In Japan, our industrial properties are generally multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for storage, packaging, assembly, distribution and light manufacturing of consumer and industrial products. Based on the square footage of our operating properties in the direct owned segment at December 31, 2008, our properties are 99.3% industrial properties, including 91.8% of properties used for bulk distribution, 6.6% used for light manufacturing and assembly and 0.9% for other purposes, primarily service centers, while the remaining 0.7% of our properties are retail.

At December 31, 2008, we owned 1,331 operating properties, including 1,297 industrial properties located in North America, Europe and Asia and 34 retail properties in North America. In North America, our properties are located in 33 markets in 20 states and the District of Columbia in the United States, 6 markets in Mexico and 1 market in Canada. Our properties are located in 29 markets in 13 countries in Europe and 6 markets in

2 countries in Asia. This information excludes our China operations that are classified as held for sale at December 31, 2008.

Geographic Distribution

For this presentation, we define our markets based on the concentration of properties in a specific area. A market, as defined by us, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country.

Properties

The information in the following tables is as of December 31, 2008 for the operating properties, properties under development and land we own, including 80 buildings owned by entities we consolidate but of which we own less than 100%. All of these assets are included in our direct owned segment. This includes our development portfolio of operating properties we recently developed or are currently developing. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2008 or generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2008. The table does not include properties that are owned by property funds or other unconsolidated investees which are discussed under “— Unconsolidated Investees”.

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased (1)	Footage	Depreciation	Encumbrances (2)

Operating properties owned in the direct owned segment at December 31, 2008 (dollars and rentable square footage in thousands):
Industrial properties:
North America – by Country (40 markets) (3):
United States:
Atlanta, Georgia	81	91.80%	12,630	$447,178	$30,260
Austin, Texas	16	89.95%	1,095	44,596	—
Central Valley, California	13	84.54%	3,486	172,142	24,611
Charlotte, North Carolina	31	96.79%	3,623	117,300	35,673
Chicago, Illinois	86	89.62%	18,660	985,289	158,299
Cincinnati, Ohio	21	87.41%	3,603	106,996	22,504
Columbus, Ohio	30	87.02%	5,873	221,767	27,353
Dallas/Fort Worth, Texas	106	86.10%	16,128	644,492	42,919
Denver, Colorado	30	93.56%	4,700	234,834	49,717
El Paso, Texas	16	94.87%	2,051	63,578	—
Houston, Texas	77	98.12%	7,227	251,459	—
I-81 Corridor, Pennsylvania	10	71.69%	3,736	192,452	—
Indianapolis, Indiana	30	95.37%	3,155	113,481	—
Inland Empire, California	38	83.79%	15,775	1,204,255	173,979
Las Vegas, Nevada	17	92.12%	2,061	96,622	10,173
Los Angeles, California	65	98.30%	5,465	596,057	87,870
Louisville, Kentucky	12	81.80%	3,259	109,773	11,530
Memphis, Tennessee	22	88.49%	4,905	137,976	—
Nashville, Tennessee	29	97.19%	2,983	84,678	—
New Jersey	36	88.51%	6,890	424,645	33,437
Orlando, Florida	21	67.97%	2,365	114,616	—
Phoenix, Arizona	33	94.40%	2,700	127,811	—
Portland, Oregon	26	86.75%	2,371	133,305	29,306
Reno, Nevada	18	87.06%	3,211	133,881	5,200
Salt Lake City, Utah	4	100.00%	661	24,389	—
San Antonio, Texas	42	87.49%	3,826	136,886	3,437
San Francisco (East Bay), California	57	98.12%	4,901	312,710	58,011
San Francisco (South Bay), California	84	94.09%	5,516	465,083	36,591
Seattle, Washington	11	83.65%	1,281	72,663	264
South Florida	17	59.04%	1,533	106,048	6,215
St. Louis, Missouri	6	77.87%	685	23,026	—
Tampa, Florida	52	90.50%	3,562	146,773	8,931
Washington D.C./Baltimore, Maryland	39	96.72%	5,232	266,231	36,305
Other	2	100.00%	367	19,263	—

Subtotal United States	1,178	89.23%	165,516	8,332,255	892,585

Mexico:
Guadalajara	2	14.32%	269	10,632	—
Juarez	5	0.00%	489	19,146	—
Mexico City	7	59.70%	1,507	83,962	—
Monterrey	6	20.35%	909	34,990	—
Reynosa	3	58.35%	305	12,498	—
Tijuana	3	46.12%	691	37,622	—

Subtotal Mexico	26	35.10%	4,170	198,850	—

Canada – Toronto	1	100.00%	110	7,832	—

Subtotal North America	1,205	88.00%	169,796	8,538,937	892,585

Europe – by Country (29 markets) (4):
Belgium	1	0.00%	187	14,136	—
Czech Republic	6	27.38%	1,702	142,903	—
France	6	74.14%	2,024	136,812	2,900
Germany	10	44.70%	1,569	122,536	—
Hungary	5	34.69%	1,279	75,007	—
Italy	5	28.62%	1,562	103,730	—
Netherlands	1	0.00%	280	14,879	—
Poland	17	58.58%	3,700	208,471	—
Romania	4	89.63%	1,170	72,085	—
Slovakia	7	83.65%	1,895	129,931	—
Spain	1	0.00%	470	22,465	—
Sweden	1	78.68%	84	6,051	—
United Kingdom	18	4.68%	4,010	390,982	—

Subtotal Europe	82	43.21%	19,932	1,439,988	2,900

Asia – by Country (6 markets) (5):
Japan	7	39.17%	5,725	951,857	—
Korea	3	100.00%	257	25,686	4,540

Subtotal Asia	10	41.79%	5,982	977,543	4,540

Total industrial properties	1,297	82.02%	195,710	10,956,468	900,025

Retail properties:
North America – by Country (5 markets):
United States	34	94.48%	1,404	358,992	4,447

Total retail properties	34	94.48%	1,404	358,992	4,447

Total operating properties owned in the direct owned segment at December 31, 2008	1,331	82.11%	197,114	$11,315,460	$904,472

	Land Held for Development		Properties Under Development
					Rentable
			No. of	Percentage	Square	Current	Total Expected
	Acreage	Investment	Bldgs.	Leased (1)	Footage	Investment	Cost (6)

Land held for development and properties under development at December 31, 2008 (dollars and rentable square footage in thousands):
North America – by Market (37 total markets):
United States:
Atlanta, Georgia	467	$37,460	—	—	—	$—	$—
Austin, Texas	6	2,869	—	—	—	—	—
Central Valley, California	845	27,505	2	100.00%	1,226	68,979	80,286
Charlotte, North Carolina	29	4,929	—	—	—	—	—
Chicago, Illinois	753	93,295	1	0.00%	257	22,559	30,345
Cincinnati, Ohio	85	8,594	—	—	—	—	—
Columbus, Ohio	233	13,775	—	—	—	—	—
Dallas, Texas	501	42,657	—	—	—	—	—
Denver, Colorado	94	10,664	—	—	—	—	—
East Bay, California	2	7,849	—	—	—	—	—
El Paso, Texas	70	4,048	—	—	—	—	—
Houston, Texas	120	9,774	—	—	—	—	—
Indianapolis, Indiana	93	5,235	—	—	—	—	—
Inland Empire, California	463	137,411	1	100.00%	658	69,572	78,460
Jacksonville, Florida	103	16,806	—	—	—	—	—
Las Vegas, Nevada	68	34,634	—	—	—	—	—
Los Angeles, California	30	46,373	—	—	—	—	—
Louisville, Kentucky	13	995	—	—	—	—	—
Memphis, Tennessee	159	11,643	—	—	—	—	—
Nashville, Tennessee	24	3,002	—	—	—	—	—
New Jersey	301	177,339	—	—	—	—	—
Norfolk, Virginia	83	9,165	—	—	—	—	—
Pennsylvania	307	43,756	—	—	—	—	—
Phoenix, Arizona	148	23,102	—	—	—	—	—
Portland, Oregon	23	5,204	—	—	—	—	—
Reno, Nevada	178	22,828	—	—	—	—	—
San Antonio, Texas	55	5,958	—	—	—	—	—
South Florida	81	53,562	2	0.00%	200	20,558	23,366
Tampa, Florida	45	6,319	—	—	—	—	—
Washington D.C./Baltimore, Maryland	138	23,973	—	—	—	—	—
Mexico:
Guadalajara	48	17,296	—	—	—	—	—
Juarez	146	17,181	3	0.00%	458	21,123	27,296
Matamoros	122	15,956	—	—	—	—	—
Mexico City	121	41,838	2	0.00%	793	33,454	40,874
Monterrey	159	30,163	—	—	—	—	—
Reynosa	108	11,689	1	0.00%	302	10,754	15,290
Canada – Toronto	179	84,796	1	0.00%	416	19,905	28,931

Subtotal North America	6,400	1,109,643	13	43.69%	4,310	266,904	324,848

Europe – by Country (35 total markets):
Austria	33	29,518	—	—	—	—	—
Belgium	30	13,622	1	100.00%	247	9,228	17,686
Czech Republic	307	85,953	3	24.02%	694	64,168	65,954
France	316	74,462	9	10.92%	2,241	68,156	175,886
Germany	251	96,231	14	56.64%	3,020	164,365	257,326
Hungary	162	34,700	—	—	—	—	—
Italy	74	28,623	1	0.00%	130	107	10,560
Netherlands	58	41,910	1	100.00%	306	7,065	26,314
Poland	839	154,697	13	27.89%	3,695	180,539	288,912
Romania	90	21,136	—	—	—	—	—
Slovakia	86	27,568	1	50.12%	285	17,182	19,825
Spain	98	67,752	3	76.26%	1,301	30,041	99,273
Sweden	6	1,881	1	27.35%	921	55,238	70,124
United Kingdom	1,264	416,771	1	100.00%	47	2,719	5,744

Subtotal Europe	3,614	1,094,824	48	39.88%	12,887	598,808	1,037,604

Asia – by Country (6 total markets):
Japan	100	267,691	3	7.68%	2,470	288,784	489,335
Korea	20	9,058	1	100.00%	170	9,114	13,258

Subtotal Asia	120	276,749	4	13.59%	2,640	297,898	502,593

Total land held for development and properties under development in the direct owned segment at December 31, 2008	10,134	$2,481,216	65	37.21%	19,837	$1,163,610	$1,865,045

The following is a summary of our direct-owned investments in real estate assets at December 31, 2008:

Investment
Before Depreciation
(in thousands)

Operating properties	$11,315,460
Land subject to ground leases and other (7)	424,489
Properties under development	1,163,610
Land held for development	2,481,216
Other investments (8)	321,397

Total	$15,706,172

(1)	Represents the percentage leased at December 31, 2008. Operating properties at December 31, 2008 include recently completed development properties and recently acquired properties that may be in the initial lease-up phase, which reduces the overall leased percentage (see notes 3, 4 and 5 below for information regarding developed properties).

(2)	Certain properties are pledged as security under our secured debt and assessment bonds at December 31, 2008. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $3.1 million of encumbrances related to other real estate assets not included in the direct owned segment. See Schedule III — Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	In North America, includes 55 recently Completed Development Properties aggregating 16.8 million square feet at a total investment of $772.2 million that are 47.5% leased and in our development portfolio.

(4)	In Europe, includes 77 recently Completed Development Properties aggregating 18.1 million square feet at a total investment of $1.3 billion that are 41.0% leased and in our development portfolio.

(5)	In Asia, includes 8 recently Completed Development Properties aggregating 5.8 million square feet at a total investment of $955.0 million that are 39.7% leased and in our development portfolio.

(6)	Represents the total expected cost to complete a property under development and may include the cost of land, fees, permits, payments to contractors, architectural and engineering fees, interest, project management costs and other appropriate costs to be capitalized during construction and also leasing costs, rather than the total actual costs incurred to date.

(7)	Amounts represent investments of $389.2 million in land subject to ground leases and an investment of $35.3 million in railway depots.

(8)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.

Unconsolidated Investees

At December 31, 2008, our investments in and advances to unconsolidated investees totaled $2.3 billion. The property funds totaled $2.0 billion and the industrial and retail joint ventures totaled $207 million at December 31, 2008 and are all included in our investment management segment. The remaining unconsolidated investees totaled $105 million at December 31, 2008.

Property Funds

At December 31, 2008, we had ownership interests ranging from 20% to 50% in 17 property funds and 3 joint ventures that are presented under the equity method. These entities primarily own industrial and retail operating properties. We act as manager of each property fund.

The information provided in the table below (dollars and square footage in thousands) is for our unconsolidated entities with investments in industrial properties and represents the total entity, not just our proportionate share. See “Item 1. Business” and Note 5 to our Consolidated Financial Statements in Item 8.

				Rentable
	No. of	No. of		Square	Percentage	Entity’s
	Bldgs.	Markets		Footage	Leased	Investment (1)

North America:
Property funds:
ProLogis California	80	1		14,178	98.67%	$697,590
ProLogis North American Properties Fund I	36	16		9,406	95.57%	386,572
ProLogis North American Properties Fund VI	22	7		8,648	93.01%	516,675
ProLogis North American Properties Fund VII	29	8		6,205	90.13%	397,327
ProLogis North American Properties Fund VIII	24	9		3,064	97.31%	193,380
ProLogis North American Properties Fund IX	20	7		3,439	71.83%	197,066
ProLogis North American Properties Fund X	29	9		4,191	92.28%	223,441
ProLogis North American Properties Fund XI	13	2		4,112	95.21%	219,487
ProLogis North American Industrial Fund	258	31		49,656	96.31%	2,916,806
ProLogis North American Industrial Fund II	150	30		35,752	94.54%	2,161,805
ProLogis North American Industrial Fund III	120	7		24,709	94.39%	1,746,538
ProLogis Mexico Industrial Fund	73	11		9,494	94.23%	588,382

Property funds	854	44	(2)	172,854	94.73%	10,245,069
Other unconsolidated investees	3	2		736	47.74%	31,762

Total North America	857	44	(2)	173,590	94.53%	10,276,831

Europe – property funds:
ProLogis European Properties	246	28		56,273	97.42%	4,819,603
ProLogis European Properties Fund II	153	26		38,853	97.89%	3,918,541

Total Europe	399	35	(2)	95,126	97.62%	8,738,144

Asia – property funds:
ProLogis Japan property funds (3)	70	8		27,034	99.56%	5,595,985
ProLogis Korea Fund	13	2		1,915	100.00%	142,896

Total Asia	83	10	(2)	28,949	99.59%	5,738,881

Total unconsolidated investees	1,339	89		297,665	96.01%	$24,753,856

(1)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2008.

(2)	Represents the total number of markets in each continent on a combined basis.

(3)	We entered into a binding agreement in December 2008 to sell these investments, along with the ProLogis China Acquisition fund, which was formed in 2008 and is classified as held for sale. See Note 21 to our Consolidated Financial Statements in Item 8 for more information.

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

			Per Common
	High Sale	Low Sale	Share Cash
	Price	Price	Distribution

2007:
First Quarter	$72.08	$58.00	$0.46
Second Quarter	67.99	55.76	0.46
Third Quarter	66.86	51.65	0.46
Fourth Quarter	73.34	59.37	0.46
2008:
First Quarter	$64.00	$51.04	$0.5175
Second Quarter	66.51	53.42	0.5175
Third Quarter	54.89	34.61	0.5175
Fourth Quarter	39.85	2.20	0.5175
2009:
First Quarter (through February 20)	$16.68	$5.90	$0.25	(1)

(1)	Declared on February 9, 2009 and payable on February 27, 2009 to holders of record on February 19, 2009.

On February 20, 2009, we had approximately 267,604,300 common shares outstanding, which were held of record by approximately 8,900 shareholders.

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

The annual distribution rate for 2008 was $2.07 per common share. In November 2008, the Board set the expected annual distribution rate for 2009 at $1.00 per common share, subject to market conditions and REIT distribution requirements. The payment of common share distributions, as well as whether the distribution will be payable in cash or shares of beneficial interest, or some combination, is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year.

In addition to common shares, we have issued cumulative redeemable preferred shares of beneficial interest. At December 31, 2008, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of preferred shares outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ours, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with our other series of preferred shares. Annual per share dividends paid on each series of preferred shares were as follows for the periods indicated:

	Years Ended December 31,
	2008	2007

Series C Preferred Shares	$4.27	$4.27
Series F Preferred Shares	$1.69	$1.69
Series G Preferred Shares	$1.69	$1.69

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

For more information regarding our distributions and dividends, see Note 10 to our Consolidated Financial Statements in Item 8.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans see Notes 10 and 11 to our Consolidated Financial Statements in Item 8.

Other Shareholder Matters

Other Issuances of Common Shares

In 2008, we issued 3,911,923 common shares, upon exchange of limited partnership units in our majority-owned and consolidated real estate partnerships. These common shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Common Share Plans

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

See our 2009 Proxy Statement for further information relative to our equity compensation plans.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data relating to our historical financial condition and results of operations for 2008 and the four preceding years. Certain amounts for the years prior to 2008 presented in the table below have been reclassified to conform to the 2008 financial statement presentation and to reflect discontinued operations. The amounts in the table below are in millions, except for per share amounts.

	Years Ended December 31,
	2008	2007	2006	2005	2004

Operating Data:
Total revenues	$5,655	$6,189	$2,438	$1,815	$1,837
Total expenses	$5,031	$5,047	$1,673	$1,388	$1,492
Operating income	$624	$1,142	$765	$427	$345
Interest expense	$341	$369	$296	$177	$153
Earnings (loss) from continuing operations (1)	$(195)	$988	$714	$301	$216
Discontinued operations (2)	$(212)	$86	$160	$95	$17
Net earnings (loss)	$(407)	$1,074	$874	$396	$233
Net earnings (loss) attributable to common shares	$(432)	$1,049	$849	$371	$203
Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.85)	$3.74	$2.79	$1.35	$1.02
Discontinued operations	(0.80)	0.34	0.66	0.47	0.09

Net earnings (loss) per share attributable to common shares — Basic	$(1.65)	$4.08	$3.45	$1.82	$1.11

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.85)	$3.62	$2.69	$1.31	$0.99
Discontinued operations	(0.80)	0.32	0.63	0.45	0.09

Net earnings (loss) per share attributable to common shares — Diluted	$(1.65)	$3.94	$3.32	$1.76	$1.08

Weighted average common shares outstanding:
Basic	263	257	246	203	182
Diluted	263	267	257	214	192
Common Share Distributions:
Common share cash distributions paid	$551	$473	$393	$297	$266
Common share distributions paid per share	$2.07	$1.84	$1.60	$1.48	$1.46
FFO (3):
Reconciliation of net earnings to FFO:
Net earnings (loss) attributable to common shares	$(432)	$1,049	$849	$371	$203
Total NAREIT defined adjustments	449	150	149	161	196
Total our defined adjustments	164	28	(53)	(2)	1

FFO attributable to common shares as defined by ProLogis, including significant non-cash items	$181	$1,227	$945	$530	$400
Add (deduct) significant non-cash items:
Impairment of goodwill and other assets	321	—	—	—	—
Impairment related to assets held for sale — China operations	198	—	—	—	—
Losses related to temperature-controlled distribution assets	—	—	—	25	37
Impairment of real estate properties	275	—	—	—	—
Our share of the loss/impairment recorded by an unconsolidated investee	108	—	—	—	—
Gain on early extinguishment of debt	(91)	—	—	—	—

FFO attributable to common shares as defined by ProLogis, excluding significant non-cash items	$992	$1,227	$945	$555	$437

Cash Flow Data:
Net cash provided by operating activities	$844	$1,206	$687	$488	$484
Net cash used in investing activities	$(1,302)	$(4,053)	$(2,069)	$(2,223)	$(620)
Net cash provided by financing activities	$358	$2,742	$1,645	$1,713	$37

	As of December 31,
	2008	2007	2006	2005	2004

Financial Position:
Real estate owned, excluding land held for development, before depreciation	$13,225	$14,426	$12,500	$10,830	$5,738
Land held for development	$2,481	$2,153	$1,397	$1,045	$596
Investments in and advances to unconsolidated investees	$2,270	$2,345	$1,300	$1,050	$909
Total assets	$19,252	$19,724	$15,904	$13,126	$7,098
Total debt	$11,008	$10,506	$8,387	$6,678	$3,414
Total liabilities	$12,808	$12,209	$9,453	$7,580	$3,929
Minority interest	$19	$79	$52	$58	$67
Total shareholders’ equity	$6,425	$7,436	$6,399	$5,488	$3,102
Number of common shares outstanding	267	258	251	244	186

(1)	During 2008, we recognized impairment charges on certain of our real estate properties of $274.7 million and on goodwill and other assets of $320.6 million and our share of impairment charges recorded by an unconsolidated investee of $108.2 million. See our Consolidated Financial Statements in Item 8 for more information.

(2)	Discontinued operations include income (loss) attributable to assets held for sale and disposed properties, net gains recognized on the disposition of properties to third parties and, in 2008, an impairment charge of $198.2 million as a result of our sale in February 2009 of our China operations. See Note 21 to our Consolidated Financial Statements in Item 8 for additional information. Amounts include impairment charges related to temperature controlled distribution assets of $25.2 million and $36.7 million in 2005 and 2004, respectively.

(3)	Funds from operations (“FFO”) is a non-U.S. generally accepted accounting principle (“GAAP”) measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. FFO is not used by us as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

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

Management’s Overview

We are a self-administered and self-managed REIT that owns, operates and develops real estate properties, primarily industrial properties, in North America, Europe and Asia (directly and through our unconsolidated investees). Our business is primarily driven by requirements for modern, well-located inventory space in key global distribution locations. Our focus on our customers’ needs has enabled us to become a leading global provider of industrial distribution properties.

Recently, the global financial markets have been undergoing pervasive and fundamental disruptions, which began to impact us late in the third quarter of 2008. As the global credit crisis worsened in the fourth quarter, it was necessary for us to modify our business strategy. As such, we discontinued most of our new development and acquisition activities in order to focus on our core business of owning and managing industrial properties. Narrowing our focus has allowed us to take the necessary steps toward reducing our debt and maximizing liquidity and cash flow. We believe our current business strategy, coupled with the following objectives for both the near and long-term, will position us to take advantage of business opportunities upon the stabilization of the global financial markets.

Near-term objectives:

•	Simplify our business model and focus on our core business;

•	Complete the development and leasing of properties currently in our development portfolio;

•	Manage our core portfolio of industrial distribution properties to maintain and improve our net operating income stream from these assets;

•	Provide exceptional customer service to our current and future customers;

•	Generate liquidity through contributions of properties to our property funds and through sales to third parties;

•	Reduce our debt at December 31, 2009 by $2.0 billion from our debt levels at September 30, 2008, through debt retirements; utilizing proceeds from property contributions and dispositions and other possible means, such as buying back outstanding debt and issuing additional equity;

•	Recast our global line of credit; and

•	Reduce our general and administrative expenses through various cost savings initiatives, including reductions in workforce.

Longer-term objectives:

•	Employ a conservative growth expansion model;

•	Develop industrial properties utilizing a portion of our existing land parcels, which we will hold for long-term direct investment, or otherwise monetize our land holdings through dispositions; and

•	Grow the property funds by utilizing the property fund structure for the development of properties and the opportunistic acquisition of properties from third parties.

Due to recent economic conditions, we have changed our near-term business strategy, which will no longer focus on CDFS business activities. As a result, as of December 31, 2008, we have two operating segments: (i) direct owned and (ii) investment management. Our direct owned segment represents the direct long-term ownership of industrial and retail properties. Our investment management segment represents the long-term investment management of property funds and the properties they own. Our development or CDFS business segment, which had results through December 31, 2008, primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. As of December 31, 2008, all of the assets and liabilities in this segment have been transferred into our two remaining segments.

We generate and seek to increase revenues; earnings; FFO, as defined at the end of Item 7; and cash flows through our segments primarily as follows:

•	Direct Owned Segment — We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases for the industrial and retail properties that we own directly. The revenue in this segment decreased in 2008 primarily due to the contribution of properties to property funds, offset partially with increases in occupancy levels within our development portfolio. However, due to current market challenges, leasing activity has slowed and rental revenues generated by the lease-up of newly developed properties has not been adequate to completely offset the loss of rental revenues from property contributions. We expect our total revenues from this segment will decrease in 2009 due to the contributions and dispositions of properties we made in 2008. We intend to grow our revenue in the remaining properties primarily through increases in occupied square feet in our development portfolio. Our development portfolio, including Completed Development Properties and those currently under development, was 41.4% leased at December 31, 2008. Our current business plan allows for the limited expansion of operating properties as necessary to: (i) address the specific expansion needs of customers; (ii) initiate or enhance our market presence in a specific country, market or submarket; (iii) take advantage of opportunities where we believe we have the ability to achieve favorable returns; and (iv) expand the portfolio of properties we own through opportunistic acquisitions.

•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures. In addition to the income recognized under the equity method, we recognize fees and incentives earned for services performed on behalf of these entities and interest earned on advances to these entities, if any. We provide services to these entities, such as property management, asset management, acquisition, financing and development. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period. We expect future growth in income recognized to result from growth in existing property funds, primarily from properties the funds acquired from us in 2008 and may acquire, from us or third parties, in the future, as well as the formation of future funds.

•	CDFS Business Segment — Through December 31, 2008, we recognized income primarily from the contributions of developed, rehabilitated and repositioned properties and acquired portfolios of properties to the property funds as well as from dispositions of land and properties to third parties. The income was generated due to the increased fair value of the properties at the time of contribution, based on third party appraisals, and income was recognized only to the extent of the third party ownership interest in the property fund acquiring the property. Given the challenges that we are facing in this current environment and the corresponding changes we have made to our business strategy, we do not expect to have a CDFS business segment in 2009. All of the assets and liabilities that were in this segment have been transferred to our two remaining segments. We transferred all of our real estate and other assets that were in our development pipeline to our direct owned segment. The investments we had in certain joint ventures have been transferred to our investment management segment. We may contribute Completed Development Properties and/or Core Properties to the property funds or sell to third parties, although these will no longer be reported in our CDFS business segment.

Key Items in 2008

•	In December 2008, we entered into a binding agreement to sell our China operations and our investments in the Japan property funds for $1.3 billion of cash. This resulted in an impairment charge of $198.2 million on the sale of our China operations, which is included in Discontinued Operations in our Consolidated Financial Statements in Item 8. In 2009, after the sale has closed and we have received all the proceeds, we will recognize a gain related to the sale of our interests in the Japan property funds. See Note 21 to our Consolidated Financial Statements in Item 8.

•	In 2008, we generated aggregate proceeds of $4.7 billion and recognized aggregate gains of $690.1 million from contributions and dispositions of properties, net of amounts deferred, as follows:

¡	We generated $4.2 billion of proceeds and $658.9 million of gains from the contributions of CDFS developed and repositioned properties and sales of land. This is net of the deferral of $209.5 million of gains related to our ongoing ownership in the property funds or other unconsolidated investees that acquired the properties and also includes $25.0 million of previously deferred gains. This also includes one property sold to a third party that was developed under a pre-sale agreement.

¡	We contributed, to certain property funds, acquired CDFS property portfolios at cost, generating $372.7 million of proceeds. We acquired these portfolios of properties in 2008, 2007 and 2006 with the intent to contribute them to a new or existing property fund at our cost. In addition, we contributed two non-CDFS properties to property funds generating $35.5 million of proceeds and $11.7 million of gains.

¡	We disposed of 15 properties and land subject to a ground lease to third parties, all of which are included in discontinued operations, generating proceeds of $127.4 million and $19.5 million of gains.

•	We increased our direct investment in PEPF II by 20% by acquiring units from PEPR for $61.1 million.

•	As a result of significant adverse changes in market conditions, we reviewed our assets for potential impairment under the appropriate accounting literature, considering current market conditions as well as our intent with regard to owning or disposing of the asset. In connection with that review, in the fourth quarter of 2008, we recorded impairment charges of $274.7 million on our real estate properties and $320.6 million on goodwill and other assets. See Note 13 to our Consolidated Financial Statements in Item 8.

•	In connection with cost savings initiatives we implemented to reduce our general and administrative expenses, we initiated a RIF plan with a total cost of $26.4 million, including $3.3 million related to our China operations and reflected in discontinued operations.

•	During the fourth quarter of 2008, we completed a tender offer related to our senior notes. We purchased $309.7 million aggregate principal amount of 5.25% notes due November 2010 for $216.8 million, resulting in a gain of $90.7 million, after transaction costs and expensing previously deferred debt issuance and discount costs of $2.2 million.

•	We raised $1.1 billion of proceeds through the issuance of $600 million of 6.625% senior notes and $550 million of 2.625% convertible senior notes.

•	We generated $196.4 million from the issuance of 3.4 million common shares under our Controlled Equity Offering Program.

Summary of 2008

Our direct owned portfolio decreased in 2008, on average, due to the contributions of properties to the property funds. Net operating income from our direct owned segment decreased to $641.7 million for the year ended December 31, 2008 from $739.6 million for the same period in 2007. The decrease was largely due to us owning a smaller operating portfolio, on average, during 2008 over the same period in 2007, an increase in property management expenses, insurance and other rental expenses not recoverable from our customers, offset partially by an increase in occupancy levels and rental rate increases. Rental expenses in this segment include the property management costs we incur to manage our properties and the properties owned by the property funds for which we receive management fee income. The property management costs increased $10.5 million in 2008 compared with 2007, primarily due to the growth in the portfolios we manage on behalf of the property funds. Non-recoverable rental expenses increased due to a $6.0 million increase in insurance expense related to a tornado in the first quarter of 2008.

We had net operating income from the investment management segment of $66.4 million for the year ended December 31, 2008, compared to $196.0 million for 2007. In 2008, we recognized a loss of $108.2 million representing our share of the loss recognized by ProLogis European Properties (“PEPR”) upon the sale and impairment of its ownership interests in ProLogis European Properties Fund II (“PEPF II”). We also recognized our share of realized and unrealized losses of $32.3 million related to interest rate derivative contracts held by certain property funds. In 2007, we recognized $38.2 million that represented our proportionate share of a gain recognized by PEPR from the sale of certain properties. Without these items in both 2008 and 2007, net operating income from this segment increased $49.1 million or 31% due to the increased size of the portfolios owned by the property funds.

Net operating income of the CDFS business segment decreased for the year ended December 31, 2008 to $657.9 million from $786.2 million for the same period in 2007 primarily due to decreased levels of contributions and lower profit margins. In 2007, we repositioned a property fund and recognized gains of $68.6 million in this segment.

Results of Operations

Information for the years ended December 31, regarding net earnings (loss) attributable to common shares was as follows:

	2008	2007	2006

Net earnings (loss) attributable to common shares (in millions)	$(432.2)	$1,048.9	$849.0
Net earnings (loss) per share attributable to common shares — Basic	$(1.65)	$4.08	$3.45
Net earnings (loss) per share attributable to common shares — Diluted	$(1.65)	$3.94	$3.32

The decrease in net earnings in 2008 from 2007 is primarily due to impairment charges recognized in 2008 of $901.8 million, charges of $26.4 million related to our RIF plan, lower gains on dispositions of properties, lower rental income and higher rental expenses, offset by a $90.7 million gain on the extinguishment of debt. The impairment charges related to our real estate properties, goodwill, China operations, unconsolidated investees and other assets and are discussed in more detail in Notes 5, 7 and 13 to our Consolidated Financial Statements in Item 8. In 2007, we recognized gains on dispositions of both CDFS and non-CDFS properties of $991.9 million as compared with $690.1 million of gains in 2008. Net earnings in 2007 included; (i) the repositioning of a property fund resulting in total gains from CDFS contributions and foreign exchange contracts of $95.2 million; (ii) the disposition of 77 properties from our direct owned segment to two of the unconsolidated property funds, which generated gains of $146.7 million; and (iii) the recognition of our share of net gains of $38.2 million from the property funds due to the disposition of properties in 2007. These transactions have also resulted in less rental income in 2008 compared with 2007. The increase in net earnings attributable to common shares in 2007 over 2006 was due to increased gains on contributions of CDFS and non-CDFS properties to property funds (outlined above), higher gains on sales of land and improved property operating performance, partially offset by lower incentive fees from property funds and lower gains on sales of properties to third parties.

Direct Owned Segment

The net operating income of the direct owned segment consists of rental income and rental expenses from industrial and retail properties during the time we directly own it. The rental income and expenses of operating properties that were developed or acquired with the intent to contribute to a property fund are included in this segment prior to contribution. When a property is contributed to a property fund, we begin reporting our share of the earnings of the property under the equity method in the investment management segment. However, the overhead costs incurred by us to provide the management services to the property fund continue to be reported as part of rental expenses in this segment. The size and leased percentage of our direct owned operating portfolio fluctuates due to the timing of contributions and dispositions of properties and the acquisition and development of properties and impacts the net operating income we recognize in this segment. See Note 19 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings (loss)

before minority interest. The net operating income from the direct owned segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Rental income	$953,866	$1,009,173	$865,145
Rental expenses	312,121	269,602	221,780

Total net operating income — direct owned segment	$641,745	$739,571	$643,365

We had a direct owned operating portfolio at December 31, 2008 and 2007, as follows (square feet in thousands):

	December 31, 2008			December 31, 2007
	Number of			Number of
	Properties	Square Feet	Leased%	Properties	Square Feet	Leased %

Industrial properties	1,157	154,947	92.2%	1,187	161,105	93.2%
Retail properties	34	1,404	94.5%	32	1,282	94.0%

Subtotal non-development properties	1,191	156,351	92.2%	1,219	162,387	93.2%
Completed development properties (1)	140	40,763	43.5%	141	38,634	56.4%

Total operating portfolio	1,331	197,114	82.1%	1,360	201,021	86.1%
Assets held for sale at December 31, 2008	—	—	—	50	7,559	67.0%

Total	1,331	197,114	82.1%	1,410	208,580	85.5%

(1)	Included at December 31, 2008, are 93 properties with 23.7 million square feet on which development was completed in 2008. Included as of December 31, 2007, are 94 properties with 21.5 million square feet that were contributed to property funds during 2008 and therefore are no longer in our portfolio as of December 31, 2008. The leased percentage fluctuates based on the composition of properties.

The decrease in rental income in 2008 from 2007 is due primarily to the contributions of properties to the unconsolidated property funds, offset partially by increases in rental rates on turnovers, new leasing activity in our development properties and increases in rental recoveries. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $226.3 million, $209.4 million and $174.5 million for the years ended December 31, 2008, 2007 and 2006 respectively. The increases in rental expense recoveries were driven by increased property taxes and common area maintenance expenses such as utilities and snow removal costs. In addition to the increased recoverable expenses, property management costs and certain non-recoverable costs have increased as well, offset somewhat by a decrease in expenses due to the contribution or disposition of the properties. The increase in property management costs in 2008 over 2007 of $10.5 million is due largely to the increase in the number of properties we manage on behalf of the property funds. The increase in non-recoverable costs included a $6.0 million insurance adjustment made during the first quarter of 2008 due to a tornado that struck certain properties owned by us and owned by the property funds and insured by us through our insurance company.

The increases in rental income and rental expenses, in 2007 over 2006, are due to us owning more properties in 2007 than 2006 as a result of the timing of contributions, as well as increases in the net operating income of the same store properties we own directly. During the third quarter of 2007, we acquired all of the units in MPR, an Australian listed property trust that had an 89% ownership interest in ProLogis North American Properties Fund V. This transaction resulted in us owning 100% of the assets for approximately two months, when the lender converted certain of the bridge debt into equity of a new property fund, ProLogis North American Industrial Fund II, in which we have a 36.9% equity interest (collectively the “MPR Transaction”). As we held these properties directly and consolidated their operating results for a short time in 2007, we had net operating income associated with these properties of approximately $17 million in 2007. During the remainder of 2007 and all of 2008, we recognized our proportionate share of the results of these properties through our Earnings (Loss) from Unconsolidated Property Funds.

Investment Management Segment

The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in property funds and certain joint ventures (that develop or own industrial or retail properties); (ii) fees and incentives earned for services performed; and (iii) interest earned on advances. The net earnings or losses of the unconsolidated investees may include the following income and expense items of our unconsolidated investees, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; (vi) gains or losses on dispositions of properties or investments; and (vii) impairment charges. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the unconsolidated investees; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable. The costs of the property management function performed by us for the properties owned by the property funds and joint ventures are reported in the direct owned segment and the costs of the investment management function are included in our general and administrative expenses. See Notes 5 and 19 to our Consolidated Financial Statements in Item 8 for additional information on our unconsolidated investees and for a reconciliation of net operating income to earnings (loss) before minority interest.

The net operating income from the investment management segment was as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006

Unconsolidated property funds:
North America (1)	$65,024	$64,325	$117,532
Europe (2)	(42,460)	104,665	167,227
Asia (3)	39,331	30,182	20,225
Unconsolidated joint ventures (4)	4,546	(3,221)	41,996

Total net operating income — investment management segment	$66,441	$195,951	$346,980

(1)	Represents the income earned by us from our investments in property funds in North America. We had interests in 12, 12 and 10 property funds at December 31, 2008, 2007 and 2006, respectively that owned, on a combined basis, 854, 777 and 535 properties at December 31, 2008, 2007 and 2006, respectively. Our ownership interests ranged from 20% to 50% at December 31, 2008. Included in 2008 are net losses of $28.2 million, which represent our proportionate share of losses that were recognized by certain of the property funds, related to interest rate derivative contracts that no longer met the requirements for hedge accounting. Excluding these losses, the increase in net operating income we recognized in 2008 over 2007 is due principally to increased management fees and income from the larger portfolios in the property funds.

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

(2)	In 2008 and 2007, amounts represent the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II, and, prior to the formation of PEPF II in the third quarter of 2007, represents the income from our investment in PEPR. On a combined basis, these funds owned 399, 288 and

277 properties at December 31, 2008, 2007 and 2006, respectively. Our ownership interest in PEPR and PEPF II was 24.9% and 36.9%, respectively, at December 31, 2008 including both our direct and indirect investments. Our ownership interest in PEPF II includes our direct ownership interest of 34.3% and our indirect 2.6% interest through our ownership in PEPR, which owned a 10.4% interest in PEPF II.

Included in 2008, are $108.2 million of losses representing our share of losses recognized by PEPR on the sale of its 20% investment in PEPF II to us and an impairment charge related to its remaining 10% interest. In February 2009, PEPR sold its 10% interest to a third party, which decreased our ownership interest in PEPF II to 34.3%. In July 2007, PEPR disposed of 47 properties, which resulted in our recognition of additional earnings of $38.2 million, representing our proportionate share of the gain recognized by PEPR. In 2006, we recognized $109.2 million in incentive return fees in connection with PEPR’s Initial Public Offering (“IPO”).

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan and one property fund in South Korea. These property funds on a combined basis owned 83, 66 and 31 properties at December 31, 2008, 2007 and 2006. In 2009, we sold our investments in the Japan property funds to our fund partner. See Note 21 to our Consolidated Financial Statements in Item 8.

(4)	All periods have been restated to include our proportionate share of the net earnings or losses related to our joint ventures that develop and operate principally industrial and retail properties. These amounts were previously included in the CDFS business segment but were transferred in connection with the changes in our business segments made in 2008. Included in the earnings for 2006 was $35.0 million, representing our share of the earnings of a joint venture, that redeveloped and sold land parcels. This entity substantially completed its operations at the end of 2006.

CDFS Business Segment

Net operating income from the CDFS business segment consists primarily of: (i) gains resulting from the contributions and dispositions of properties, generally developed by us or acquired with the intent to contribute to an existing or new property fund; (ii) gains from the dispositions of land parcels, including land subject to ground leases and properties to third parties; (iii) fees earned for development services provided to customers and third parties; and (iv) certain costs associated with the potential acquisition of CDFS business assets and land holding costs. We recognize a gain based on the increased fair value of the property at the time of contribution, as supported by third party appraisals, to the extent of third party ownership interest in the property fund or unconsolidated investee acquiring the property. See Note 19 to our Consolidated Financial Statements in Item 8 for a reconciliation of net operating income to earnings (loss) before minority interest.

For 2008, our net operating income in this segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was $657.9 million, as compared to $786.2 million in 2007, a decrease of $128.3 million. The decrease was due to a lower level of contributions in 2008, a decrease in our net profit margins on developed and repositioned properties and lower gains on sales of land. In 2008, 18.6% of the net operating income of this operating segment was generated in North America, 47.3% was generated in Europe and 34.1% was generated in Asia.

For 2007, our net operating income in this segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was $786.2 million, as compared to $334.5 million in 2006, an increase of $451.7 million or 135%. The increased net operating income in this segment in 2007 over 2006 was primarily due to increased levels of dispositions brought about by increased development activity, the creation of new property funds in Europe and North America, the MPR acquisition as discussed above and additional gains on the sales of land parcels. In 2007, 32.5% of the net operating income of this operating segment was generated in North America, 36.8% was generated in Europe and 30.7% was generated in Asia. In 2006, 40.6% of the net operating income of this segment was generated in North America, 32.0% was generated in Europe and 27.4% was generated in Asia.

The CDFS business segment’s net operating income includes the following components for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006

CDFS transactions in continuing operations:
Disposition proceeds, prior to deferral (1)	$4,679,900	$5,230,788	$1,337,278
Proceeds deferred and not recognized (2)	(209,484)	(243,411)	(65,542)
Recognition of previously deferred amounts (2)	25,049	18,035	15,105
Cost of dispositions (1)	(3,836,519)	(4,241,700)	(993,926)

Net gains	658,946	763,712	292,915
Development management and other income (3)	25,857	26,322	37,443
Other income (expense), net (4)	(26,924)	(3,853)	4,176

Total net operating income - CDFS business segment	$657,879	$786,181	$334,534

(1)	During 2008, we contributed 163 developed and repositioned properties to the property funds (53 in North America, 99 in Europe and 11 in Japan) and we contributed 17 properties that were acquired property portfolios to the property funds, (6 in North America and 11 in Europe). This compares with 2007 when we contributed 87 developed and repositioned properties (41 in North America, 41 in Europe and 5 in Japan) and we contributed 175 properties that were part of acquired property portfolios to the property funds (162 in North America and 13 in Europe). In 2006 we contributed 55 developed and repositioned properties (30 in North America, 19 in Europe and 6 in Japan). We also recognized net gains of $3.3 million, $93.3 million and $24.6 million from the disposition of land parcels to third parties during 2008, 2007 and 2006, respectively. In addition, we contributed non – CDFS properties to the property funds. See discussion below in “Gains Recognized on Dispositions of Certain Non-CDFS Business Assets”.

The net profit margins we earn in this segment vary quarter to quarter depending on a number of factors, including the type of property contributed, the market in which the land parcel or property is located and other market conditions, including investment capitalization rates. Additionally, we experienced an increase in construction costs due to higher average concrete, oil and steel prices, increasing both our construction costs and the replacement cost of our portfolio during 2008. The net profit margins we earned on developed and repositioned properties contributed in 2008 were lower than 2007 due to a combination of these factors.

(2)	When we contribute a property to an entity in which we have an ownership interest, we do not recognize a portion of the proceeds in our computation of the gain resulting from the contribution. The amount of the gain that we defer is based on our continuing ownership interest in the contributed property that arises due to our ownership interest in the entity acquiring the property. We defer this portion of the gain by recognizing a reduction to our investment in the applicable unconsolidated investee. If a loss results when a property is contributed, the entire loss is recognized when it is known.

When a property that we originally contributed to an unconsolidated investee is disposed of by the unconsolidated investee to a third party, we recognize a gain during the period that the disposition occurs related to the gains we had previously deferred, in addition to our proportionate share of the gain recognized by the entity. Further, during periods when our ownership interest in a property fund decreases, we recognize gains to the extent that gains were previously deferred to coincide with our new ownership interest in the property fund.

(3)	Amounts include fees we earned for the performance of development activities on behalf of our customers or other third parties. These amounts fluctuate based on the level of third party development activities.

(4)	Includes land holding costs and charges for previously capitalized costs related to potential CDFS business segment projects when the acquisition is no longer probable, offset by interest income in notes receivable. Due to the changes in our development plans in the fourth quarter of 2008, we expensed certain costs that had been incurred related to potential development projects that we are no longer pursuing.

As discussed earlier, given the challenges that we are facing in this current environment and the corresponding changes we have made to our business strategy, we do not expect to have significant CDFS gains in 2009. Depending on market conditions and other factors, we may contribute either Completed Development Properties and/or Core Properties to the property funds or sell to third parties, although we will no longer report the sales as CDFS proceeds, but instead as gains on the disposition of properties.

Operational Outlook

During the year ended December 31, 2008, our property market fundamentals have held up reasonably well, notwithstanding the current credit markets, which have negatively affected the global economy and our business.

In our total operating portfolio, including properties owned by our unconsolidated investees and managed by us, we leased 121.5 million square feet of space during the year ended December 31, 2008 as compared with 108.6 million square feet in 2007, which included 3.5 million square feet in China. In our direct owned portfolio, we leased 76.8 million square feet, including 32.1 million square feet leased in our development portfolio (both completed properties and those under development). An important fundamental to our long-term growth is repeat business with our global customers. During 2008, 54% of the space leased in our newly developed properties was with repeat customers. We have begun to see customers deferring moving decisions while assessing the impact of current market conditions on their business, which has resulted in a decrease in leasing activity. However, for the leases that expired in 2008, existing customers renewed their leases 79% of the time. Although several of our markets have not been impacted, overall, we expect that leasing will continue to slow and that rents will likely decrease until economic conditions improve.

Due to the great degree of uncertainty in the global markets, we have significantly reduced new development starts. During the fourth quarter, we halted the development of early-stage projects that aggregated 4.0 million square feet with a total expected investment of $559 million. As of December 31, 2008, we had 140 completed development properties that were 43.5% leased with a current investment of approximately $3.0 billion and a total expected investment (including estimated remaining leasing costs) of $3.2 billion. We had 65 properties under development that were 37.2% leased with a current investment of $1.2 billion and a total expected investment of $1.9 billion when completed and leased. Our near-term focus will be to complete the development and leasing of these properties. Once these buildings are leased, we may continue to own them directly, thereby creating additional income in our direct owned segment or we may contribute them to a property fund or sell to a third party, generating cash to reduce our debt.

Other Components of Operating Income

General and Administrative (“G&A”) Expenses – and – Reduction in Workforce

G&A expenses were $204.3 million in 2008, $193.2 million in 2007 and $147.2 million in 2006. The increases in G&A expenses have been related to our investment in the infrastructure necessary to support our business growth and expansion into new and existing international markets, the increase in our investment management business, our growing portfolio of properties through acquisitions and development and increased contribution activity. This increase in infrastructure included additional headcount and a higher level of performance-based compensation. Strengthening foreign currencies account for a portion of the increase when our international operations are translated into U.S. dollars at consolidation.

In response to the difficult economic climate, we initiated G&A expense reductions with a near-term target of a 20 to 25 percent reduction in G&A, prior to capitalization. In December, we implemented a RIF plan with a total cost of $26.4 million, including $3.3 million for China that is included as discontinued operations in our Consolidated Statements of Operations in Item 8. In addition, we have implemented various cost savings measures in an effort to reduce G&A. Of the total cost of the RIF plan, $20.2 million was unpaid and accrued at December 31, 2008, the majority of which will be paid by March 31, 2009. We may incur RIF charges in 2009 for additional employees identified due to our change in business strategy. Certain of our G&A costs are capitalized as a component of our properties under development. As our development activities have decreased, it is likely the amount we capitalize will decrease and G&A costs on a net basis will increase.

In each of 2007 and 2006, we recognized $5.0 million of expense related to a contribution to our charitable foundation.

Impairment of Real Estate Properties

During 2008 and 2007, we recognized impairment charges of $274.7 million and $12.6 million, respectively. During 2008, as a result of significant adverse changes in market conditions, we reviewed our assets for potential impairment under the appropriate accounting literature. We considered current market conditions, as well as our intent with regard to owning or disposing of the asset, and recognized impairments of certain operating buildings, land held for development or sale and predevelopment costs, all included in our direct owned segment. See Note 13 to our Consolidated Financial Statements in Item 8 for more information.

Depreciation and Amortization

Depreciation and amortization expenses were $339.5 million in 2008, $302.4 million in 2007 and $283.3 million in 2006. The increase in 2008 over 2007 is due primarily to an adjustment in depreciation expense and a higher level of amortization expense related to leasing commissions and other leasing costs. As of September 30, 2008, we had classified a group of properties that we had developed or acquired with the intent to contribute to a property fund or sell to a third party. Our policy is to not depreciate these properties during the period from completion until their contribution provided they meet certain criteria. With the changes in our business segments and the uncertainty as to when, or if, these properties will be contributed and our intent to hold and operate these properties, in the fourth quarter we recorded an adjustment of $30.9 million to depreciate these buildings through December 31, 2008 based on our policy. The increase in 2007 over 2006 is due to acquired real estate assets and intangible lease assets, improvements made to the properties in our direct owned segment and increased leasing activity.

Interest Expense

Interest expense includes the following components (in thousands):

	Year Ended December 31,
	2008	2007	2006

Gross interest expense	$477,933	$487,410	$397,453
Net premium amortization	(702)	(7,797)	(13,861)
Amortization of deferred loan costs	12,759	10,555	7,673

Interest expense before capitalization	489,990	490,168	391,265
Capitalized amounts	(148,685)	(121,656)	(95,636)

Net interest expense	$341,305	$368,512	$295,629

Gross interest expense, before capitalization, decreased in 2008 as compared with the same period in 2007 primarily as a result of additional interest costs incurred in 2007 related to the MPR Transaction discussed earlier, offset with increased borrowing (a function of increased development activities, partially offset by contribution activity) at lower borrowing rates. The increase in our development activities also accounted for the increased capitalized interest. See Note 2 to our Consolidated Financial Statements in Item 8 for a change in accounting that will be adopted in 2009 and will increase our non-cash interest expense between $73 million and $83 million per annum, prior to capitalization of interest. Our future interest expense, both gross and the portion capitalized, will vary depending on the level of our development activities and the interest rates available.

Impairment of Goodwill and Other Assets

In the fourth quarter of 2008, we recognized $320.6 million of impairment charges associated with goodwill and other assets. In connection with our review of the recoverability of goodwill, caused by adverse market conditions, we recognized an impairment charge of $175.4 million related to goodwill in our direct owned segment in Europe. Additionally, we recognized an impairment charge of $145.2 million related to investments in unconsolidated investees, notes receivable and other assets to record these assets at their fair value. See Note 13 to our Consolidated Financial Statements in Item 8 for further information on our goodwill impairment.

Gain on Early Extinguishment of Debt

We completed a tender offer in December 2008 by purchasing $309.7 million aggregate principal amount of 5.25% senior notes due November 15, 2010 for $216.8 million. We utilized cash on hand and borrowings under our global lines of credit to fund the tender offer. Our purchase represents approximately 62 percent of the principal amount of this series of notes outstanding prior to the tender offer. In connection with this transaction, we recognized a gain of $90.7 million that is reported as Gain on Early Extinguishment of Debt in our Consolidated Statements of Operations.

Gains Recognized on Dispositions of Certain Non-CDFS Business Assets

In 2008, 2007 and 2006, we recognized gains of $11.7 million, $146.7 million and $81.5 million on the disposition of 2 properties, 77 properties and 39 properties, respectively, from our direct owned segment to certain of the unconsolidated property funds. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties.

Foreign Currency Exchange Gains (Losses), Net

We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Other Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature. If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings.

We recognized net foreign currency exchange losses of $148.3 million during 2008 and net foreign currency exchange gains of $8.1 million and $21.4 million during 2007 and 2006, respectively. Predominantly the gains or losses recognized in earnings relate to the intercompany loans between the U.S. parent and our consolidated subsidiaries in Japan and Europe due to the fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. Included in our 2007 foreign currency exchange gains was $26.6 million from the settlement of several foreign currency forward contracts we purchased to manage the foreign currency fluctuations of the purchase price of MPR, which was denominated in Australian dollars and closed in 2007.

Additionally, we may utilize derivative financial instruments to manage certain foreign currency exchange risks. As of December 31, 2008, we have no outstanding contracts. See Note 17 to our Consolidated Financial Statements in Item 8 for more information on our derivative financial instruments.

Income Taxes

During, 2008, 2007 and 2006, our current income tax expense was $63.4 million, $66.3 million and $83.5 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable CDFS income and changes in tax and interest rates.

Certain 1999 through 2005 federal and state income tax returns of Catellus are currently under audit by the Internal Revenue Service (“IRS”) and various state taxing authorities. In November 2008, we agreed to enter into a closing agreement with the IRS for the settlement of the 1999 through 2002 audits. As a result, we increased our unrecognized tax liability by $85.4 million, including interest and penalties. As this liability was an income tax uncertainty related to an acquired company, we increased goodwill by $66.6 million related to the liability that existed at the acquisition date. The remaining amount is included in current income tax expense in 2008. The payment terms and the closing agreement related to the $230.0 million settlement are in the process of being finalized.

During 2008 and 2007, we recognized deferred tax expense of $4.6 million and $0.5 million, respectively, and a deferred tax benefit of $53.7 million in 2006. In 2008, we recognized indemnification liabilities partially offset by a deferred tax benefit related to the reversal of deferred tax liabilities as a result of impairment charges we recorded that reduced the carrying value of certain assets. In 2007, we recognized deferred tax expense relating primarily to tax indemnification agreements we entered into during the third quarter of 2007 in connection with the formation of PEPF II and the ProLogis Mexico Industrial Fund, net of the benefit recognized from the termination of the indemnification previously provided to ProLogis North American Properties Fund V.

The deferred tax benefit recognized in 2006 was primarily the result of the reversal of deferred tax liabilities recorded in connection with investments acquired through the Catellus Merger, as well as the reversal of a deferred tax obligation related to PEPR. We were previously obligated to the pre-IPO unitholders of PEPR under a tax indemnification agreement related to properties we contributed to PEPR prior to its IPO. Based on the average closing price of the ordinary units of PEPR during the 30-day post-IPO period, we were no longer obligated for indemnification with respect to those properties in the fourth quarter of 2006, and we recognized a deferred tax benefit of $36.8 million related to the reversal of this obligation.

Our income taxes and the current tax indemnification agreements are discussed in more detail in Note 14 to our Consolidated Financial Statements in Item 8.

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

In February 2009, we sold our operations in China to affiliates of GIC Real Estate (“GIC RE”), the real estate investment arm of the Government of Singapore Investment Corporation. Accordingly, we have classified our China operations as held for sale at December 31, 2008 and included the results in Discontinued Operations for all periods presented in our Consolidated Statements of Operations. Based on the carrying values of the assets and liabilities to be sold as compared with the estimated sales proceeds, less costs to sell, we recognized an impairment charge of $198.2 million, which is included in Discontinued Operations. See additional information on the sale in Note 21 to our Consolidated Financial Statements in Item 8.

During 2008, 2007 and 2006, we disposed of 15, 80 and 89 properties, respectively, as well as land subject to ground leases, to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations. In addition to our China operations, as of December 31, 2008, 2007 and 2006, we had one, two and eight properties, respectively, classified as held for sale and therefore, the results of operations of these properties are also included in discontinued operations. See Note 7 to our Consolidated Financial Statements in Item 8 for further discussion of discontinued operations.

Other Comprehensive Income (Loss) – Foreign Currency Translation Gains (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Accumulated Other Comprehensive Income (Loss).

During the year ended December 31, 2008, we recognized losses in Other Comprehensive Income (Loss) of $279.6 million related to foreign currency translations of our international business units into U.S. dollars upon consolidation. These losses are mainly the result of the strengthening of the U.S. dollar to the euro and pound sterling offset somewhat by the strengthening of the yen to the U.S. dollar from the beginning of the period to December 31, 2008. During the years ended December 31, 2007 and 2006, we recognized net gains of $90.0 million and $70.8 million, respectively, due primarily to the strengthening euro and pound sterling to the U.S. dollar from the beginning of the period to December 31, 2007 and December 31, 2006, respectively.

Weighted Average Shares – Diluted

During the year ended December 31, 2008, approximately 32% of our potentially dilutive stock options and awards were anti-dilutive due to the decline in our average stock price, which caused a decrease in our weighted average common shares outstanding on a dilutive basis. The number of dilutive instruments included fluctuates each period based on our stock price for the period. This decrease in 2008 was partially offset by the larger number of basic common shares outstanding due to the issuance of shares during the respective periods.

Portfolio Information

Our total operating portfolio of properties includes industrial and retail properties owned by us and industrial properties owned by the property funds and joint ventures we manage. The operating portfolio does not include properties under development, properties held for sale or any other properties owned by unconsolidated investees, other than industrial properties, and was as follows (square feet in thousands):

	December 31,
	2008		2007		2006
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet

Direct Owned	1,331	197,114	1,409	208,530	1,473	204,674
Investment Management (1)	1,339	297,665	1,170	250,951	875	186,747

Totals	2,670	494,779	2,579	459,481	2,348	391,421

(1)	Amounts for 2007 and 2006 include 39 and 32 industrial properties owned by joint ventures that were previously included in our CDFS segment, primarily China joint ventures that are classified as held for sale at December 31, 2008.

Same Store Analysis

We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the property funds and joint ventures that are managed by us

(referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the year ended December 31, 2008, as those properties that were in operation at January 1, 2007 and have been in operation throughout the full periods in both 2008 and 2007. We have removed all properties that were disposed of to a third party and properties held for sale (including our China operations) from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods, to derive the same store results. The same store portfolio, for the year ended December 31, 2008, aggregated 369.9 million square feet.

The following is a reconciliation of our consolidated rental income, rental expenses and net operating income, as included in our Consolidated Financial Statements in Item 8, to the respective amounts in our same store portfolio analysis.

	For the Years Ended
	December 31,		Percentage
	2008	2007	Change

Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$1,002,493	$1,052,219
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period	(158,016)	(95,381)
Rental income of properties in our other segment, not included in the same store portfolio — see Note 19 to our Consolidated Financial Statements	(48,627)	(43,046)
Effect of changes in foreign currency exchange rates and other	(2,298)	(14,105)
Unconsolidated investees :
Rental income of properties managed by us and owned by our unconsolidated investees	1,428,908	1,245,748

Same store portfolio — rental income (2)(3)	$2,222,460	$2,145,435	3.59%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$325,049	$284,421
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period	(60,845)	(29,271)
Rental expenses of properties in our other segment, not included in the same store portfolio — see Note 19 to our Consolidated Financial Statements	(12,928)	(14,819)
Effect of changes in foreign currency exchange rates and other	(25,360)	(9,483)
Unconsolidated investees :
Rental expenses of properties managed by us and owned by our unconsolidated investees	310,978	255,918

Same store portfolio — rental expenses (3)(4)	$536,894	$486,766	10.30%

	For the Years Ended
	December 31,		Percentage
	2008	2007	Change

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$677,444	$767,798
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period	(97,171)	(66,110)
Net operating income of properties in our other segment, not included in the same store portfolio — see Note 19 to our Consolidated Financial Statements	(35,699)	(28,227)
Effect of changes in foreign currency exchange rates and other	23,062	(4,622)
Unconsolidated investees :
Net operating income of properties managed by us and owned by our unconsolidated investees	1,117,930	989,830

Same store portfolio — net operating income (3)	$1,685,566	$1,658,669	1.62%

(1)	As discussed above, our same store portfolio aggregates properties from our consolidated portfolio and properties owned by the property funds and industrial joint ventures that are managed by us and in which we invest. During the periods presented, certain properties owned by us were contributed to an unconsolidated investee and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated properties and those properties owned by our unconsolidated investees and managed by us.

(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These include the costs to manage the properties we own directly and the properties owned by our unconsolidated investees. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table. In addition, for the year ended December 31, 2008, we recognized a $6.0 million increase in insurance expense due to a tornado that struck certain properties owned by us and the property funds, which we insure through our insurance company. This amount is included as “effect of changes in foreign currency exchange rates and other” in the tables above.

Environmental Matters

For a discussion of environmental matters, see Note 18 to our Consolidated Financial Statements in Item 8 and also Item 1A. Risk Factors.

Liquidity and Capital Resources

Overview

We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.

As discussed earlier, our current business strategy has a significant emphasis on liquidity. At the beginning of the fourth quarter, we set a goal to reduce leverage through the reduction of our total debt by $2 billion as of December 31, 2009. We intend to accomplish this goal through a number of actions, which have included or may include the following (depending on market conditions and other factors):

•	Generate cash through the contributions of properties to the unconsolidated property funds or sales of assets to third parties. In the fourth quarter, we generated $1.3 billion of proceeds from the contributions of properties to the unconsolidated property funds or sales to third parties. In February 2009, we sold our China operations and investments in the Japan property funds for $1.3 billion of cash, of which $500 million was received on closing and was used to pay down borrowings on our credit facilities and the remaining $800 million will be funded upon satisfactory completion of certain year-end audits. In the event that the audits reflect a material disparity from the unaudited information previously furnished, the buyer will have the option to unwind the transaction at our expense. If this happens, we will use available credit facilities to refund the $500 million to the buyer and pay expenses;

•	Repurchase our senior notes. In December, we bought $310 million aggregate principal of notes for $217 million using proceeds on our line of credit;

•	Issue equity;

•	Reduce cash needs. We halted early-stage development projects, initiated G&A cost savings initiatives and implemented a RIF plan; and

•	Lower our common share distribution. We reduced our expected annual distribution rate from $2.07 to $1.00 per common share beginning with the first quarter of 2009.

At December 31, 2008, our credit facilities provide aggregate borrowing capacity of $4.4 billion. This includes our global line of credit, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, South Korean won and Canadian dollar (“Global Line”). This also includes a multi-currency credit facility that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling (“Credit Facility”) and a 35 million British pound sterling facility (“Sterling Facility”). The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (2.46% per annum at December 31, 2008 based on a weighted average using local currency rates).

The Global Line and Credit Facility mature in October 2009; however, we can exercise a 12-month extension at our option for all currencies, subject to certain customary conditions and the payment of an extension fee.

These customary conditions include: (i) we are not in default; (ii) we have appropriately approved such an extension; and (iii) we certify that certain representations and warranties, contained in the agreements, are true and correct in all material respects. We expect to exercise this option. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. The Sterling Facility matures December 31, 2009.

As of December 31, 2008, under these facilities, we had outstanding borrowings of $3.2 billion and letters of credit of $142.4 million, resulting in remaining borrowing capacity of approximately $1.1 billion. These amounts do not include borrowing capacity of $106.0 million with outstanding borrowings of $78.6 million related to our China operations, which are presented as held for sale at December 31, 2008. All outstanding amounts related to the China borrowings were refinanced subsequent to December 31, 2008 and assumed by the buyer in connection with the sale and we no longer have a renminbi tranche under the Global Line.

As of December 31, 2008, we had the following amounts outstanding under all our credit facilities (in millions):

			Outstanding
	Total	Outstanding	Letters of	Remaining
	Commitment	Debt Balance	Credit	Capacity

Global Line	$3,783	$2,618	$109	$1,056
Credit Facility	600	600	—	—
Sterling Facility	49	—	33	16

Total	$4,432	$3,218	$142	$1,072

In April 2008, we repaid $250.0 million of maturing senior notes with available cash. In May 2008, we closed on $600.0 million of senior notes maturing 2018 with a coupon rate of 6.625% and $550.0 million of 2.625% convertible senior notes. The proceeds were used to repay $346.6 million of secured debt that was scheduled to mature in November 2008, borrowings on our credit facilities and for general corporate purposes. See Note 8 to our Consolidated Financial Statements in Item 8 for further information on the convertible notes.

In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following for 2009 and future years:

•	completion of the development and leasing of the properties in our development portfolio. As of December 31, 2008, we had 65 properties under development with a current investment of $1.2 billion and a total expected investment of $1.9 billion when completed and leased;

•	repayment of debt, including payments on our credit facilities or buy-back of senior unsecured notes in order to achieve our goal of reducing debt;

•	scheduled principal payments. In 2009, we have scheduled principal payments of $339.3 million, which includes $250.0 million of floating rate senior notes that mature in August 2009;

•	tax and interest payments of $230.0 million related to the completion of certain audits of Catellus’ tax returns;

•	capital expenditures and leasing costs on properties, including completed development properties that are not yet leased;

•	investments in current or future unconsolidated property funds, including our remaining capital commitments of $970.4 million. Generally, we fulfill our equity commitment with a portion of the proceeds from properties we contribute to the property fund. However, to the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required to contribute our proportionate share of the equity component in cash to the property fund; and depending on market conditions, direct acquisitions or development of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the direct owned segment;

We expect to fund cash needs for 2009 and future years primarily with cash from the following sources, all subject to market conditions:

•	proceeds of $1.3 billion expected to be received from the sale of our China operations and investments in the Japan property funds;

•	available cash balances ($174.6 million at December 31, 2008);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from the disposition of properties or land parcels to third parties;

•	cash proceeds from the contributions of properties to property funds;

•	borrowing capacity under existing credit facilities ($1.1 billion available as of December 31, 2008), or other future facilities;

•	proceeds from the issuance of equity securities, including sales under various common share plans, all subject to market conditions. We have 11.6 million authorized shares available under our Controlled Equity Offering Program and our Board has authorized an increase to 40.0 million shares); and

•	proceeds from the issuance of debt securities, including the issuance of secured debt.

We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated development, acquisition, operating, debt service and shareholder distribution requirements for 2009.

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

Debt Covenants

Under the terms of certain of our debt agreements, we are currently subject to six different sets of financial covenants that include leverage ratios, fixed charge and debt service coverage ratios, investments and indebtedness to total asset value ratios, minimum consolidated net worth and restrictions on distributions and redemptions. The most restrictive covenants relate to the total leverage ratio and the fixed charge coverage ratio. All covenants are calculated based on the definitions and calculations included in the respective debt agreements.

As of December 31, 2008, we were in compliance with all of our debt covenants.

Commitments Related to Future Contributions to Property Funds

The following table outlines acquisitions made by the property funds from ProLogis and third parties during the year ended December 31, 2008, including the related financing of such acquisitions, and the remaining equity commitments of the property fund as of December 31, 2008 (dollars in millions):

	Fund Acquisitions										Available
					Equity	Remaining Equity Commitments					Under
		Third			and			Fund		Expiration	Credit
	ProLogis	Parties	Total	Debt	Other	ProLogis		Partners		Date	Facility

ProLogis North American Industrial Fund (1)	$815.2	$—	$815.2	$243.0	$572.2	$72.5		$211.7		2/10	$223.4
ProLogis Mexico Industrial Fund (2)	155.0	189.8	344.8	155.8	189.0	44.3		246.7		8/10	—
ProLogis European Properties Fund II (2)(3)	2,604.3	84.0	2,688.3	1,172.1	1,516.2	830.4	(4)	1,253.1	(4)	8/10	77.7
ProLogis Japan Properties Fund II (5)	876.8	83.7	960.5	555.0	405.5	—		—		—	—
ProLogis Korea Fund (2)	11.1	119.1	130.2	25.2	105.0	23.2		92.8		6/10	—

Total	$4,462.4	$476.6	$4,939.0	$2,151.1	$2,787.9	$970.4		$1,804.3			$301.1

(1)	The investor agreements were modified in early 2009 to extend the remaining equity commitments through 2010, which were originally scheduled to expire in February 2009. In connection with the modifications, the commitments related to property contributions were eliminated and one investor did not extend its commitment. Amounts presented reflect these changes. We expect the remaining equity commitments to be used to pay down existing debt or to make opportunistic acquisitions, depending on market conditions and other factors.

(2)	We are committed to offer to contribute substantially all of the properties that we develop and stabilize in Europe, Mexico and South Korea to these respective funds. These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss.

Dependent on market conditions, we expect to make contributions of properties to these property funds in 2009. Given the current debt markets, it is likely that the acquisitions will be financed by the property funds with all equity. Generally, the properties are contributed based on third-party appraised value (see Note 3 below).

(3)	During the fourth quarter, we modified the determination of the contribution value related to 2009 contributions to PEPF II. After the capitalization rate is determined based on a third party appraisal, a margin of 0.25 to 0.75 percentage points is added depending on the quarter contributed. This modification was made due to the belief that appraisals were lagging true market conditions. The agreement provides for an adjustment in our favor if the appraised values at the end of 2010 are higher than those used to determine contribution values.

(4)	PEPF II’s equity commitments are denominated in euro and include ProLogis of €568.1 million, PEPR of €136.1 million and remaining fund partners of €721.3 million. Our equity commitments include the 20% interest in PEPF II we acquired from PEPR in December 2008.

(5)	In connection with the sale of our investments in the Japan property funds, we entered into an agreement to sell a property in Japan to our fund partner in 2009, which will utilize the remaining equity commitment from our fund partner. This property is included in assets held for sale at December 31, 2008 in our Consolidated Financial Statements in Item 8.

Generally, we fulfill our equity commitment with a portion of the proceeds from properties we contribute to the property fund. However, to the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required to contribute our proportionate share of the equity component in cash to the property fund.

Cash Provided by Operating Activities

Net cash provided by operating activities was $843.6 million for 2008, $1.2 billion for 2007, and $687.3 million for 2006. The decrease in cash provided by operating activities in 2008 over 2007 is due to the decrease in net earnings primarily as a result of lower gains on contributions and dispositions of properties and changes in our operating assets and liabilities. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods. As discussed earlier, we do not expect gains from CDFS contributions in 2009 and as a result, expect cash flow from operations to also decrease in 2009 over 2008.

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

Cash Investing and Cash Financing Activities

For 2008, 2007 and 2006, investing activities used net cash of $1.3 billion, $4.1 billion and $2.1 billion, respectively. The following are the more significant activities for all periods presented:

•	We invested $5.6 billion in real estate during the year ended December 31, 2008; $5.3 billion for the same period in 2007, excluding the MPR and Parkridge acquisitions; and $3.8 billion for the same period in 2006, excluding the purchase of ownership interests in property funds. These amounts include the acquisition of operating properties (25 properties, 41 properties and 74 properties with an aggregate purchase price of $324.0 million, $351.6 million and $735.4 million in 2008, 2007 and 2006, respectively); acquisitions of land or land use rights for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At December 31, 2008, we had 65 distribution and retail properties aggregating 19.8 million square feet under development, with a total expected investment of $1.9 billion.

•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $733.9 million and the balance in common shares or assumption of liabilities.

•	On July 11, 2007, we completed the acquisition of MPR for total consideration of approximately $2.0 billion, consisting of $1.2 billion of cash and the assumption of debt and other liabilities of $0.8 billion. The cash portion was financed by the issuance of a $473.1 million term loan and a $646.2 million convertible loan with an affiliate of Citigroup. On August 27, 2007, when Citigroup converted $546.2 million of the convertible loan into equity of a newly created property fund, ProLogis North American Industrial Fund II, we made a $100.0 million cash equity contribution to the property fund, which it used to repay the remaining balance on the convertible loan and included in the $661.8 million of investments to unconsolidated investees.

•	We generated net cash from contributions and dispositions of properties and land parcels of $4.5 billion, $3.6 billion and $2.1 billion in 2008, 2007 and 2006, respectively. See further discussion in “- Results of Operations-CDFS Business Segment”.

•	We invested cash of $329.6 million, $661.8 million and $175.7 million in 2008, 2007 and 2006, respectively, in new and existing unconsolidated investees. These investments principally include our proportionate share of the equity component for third-party acquisitions made by the property funds and investments and advances to development joint ventures. In 2008, our investments include $167.3 million in PEPF II and $68.5 million in joint ventures operating in China. In 2007, our investments include $100.0 million in ProLogis North American Industrial Fund II, $360.0 million in ProLogis North American Industrial Fund III, and excludes the initial investment in the Parkridge retail business, which is detailed separately. The 2006 investments include $34.6 million in North American Industrial Fund, $56.5 million in joint ventures operating in China, along with $54.6 million in a preferred interest in ProLogis North American Properties Fund V, which we subsequently sold in August 2006.

•	We invested cash of $259.2 million in connection with the purchase of our fund partner’s ownership interests in three of our North America property funds during the first quarter of 2006.

•	We received proceeds from unconsolidated investees as a return of investment of $127.0 million, $50.2 million and $146.2 million in 2008, 2007 and 2006, respectively. The proceeds in 2006 include $54.6 million related to the sale of a preferred interest in ProLogis North American Properties Fund V discussed above.

•	We generated net cash proceeds from payments on notes receivable of $4.2 million and $97.4 million in 2008 and 2007, respectively, and net cash payments for advances on notes receivable of $41.7 million in 2006.

For 2008, 2007 and 2006, financing activities provided net cash of $358.1 million, $2.7 billion and $1.6 billion, respectively. The following are the more significant activities for all periods presented as summarized below:

•	In May 2008 we closed on $550.0 million of 2.625% convertible senior notes due in 2038. The proceeds were used to repay secured debt and borrowings on our credit facilities and for general corporate purposes. In March 2007, we issued $1.25 billion with a coupon rate of 2.25% due in March 2037 and in November 2007, we issued $1.12 billion with a coupon rate of 1.875% due in November 2037. We used the net proceeds of the offerings to repay a portion of the outstanding balance under our Global Line and senior notes that were maturing in November 2007 and for general corporate purposes.

•	On our lines of credit and other credit facilities, including the Global Line and the Credit Facility, we had net proceeds from borrowings of $743.9 million and $368.2 million in 2008 and 2006, respectively, and net payments of $431.5 million in 2007.

•	During 2007, we received proceeds of $1.1 billion and $600.1 million under facilities used to partially finance the MPR and Parkridge acquisitions, respectively (see Note 5 and Note 8 to our Consolidated Financial Statements in Item 8).

•	On our other debt, we had net payments of $1.2 billion, $1.2 billion and $588.8 million for the year ended December 31, 2008, 2007 and 2006, respectively. In May 2008, we issued $600.0 million of 6.625% senior notes due 2018. In 2007 and 2006, we received proceeds of $781.8 million and $1.9 billion from the issuance of senior notes and other secured and unsecured debt, respectively.

•	We paid distributions to holders of common shares of $542.8 million, $472.6 million and $393.3 million in 2008, 2007 and 2006, respectively. We paid dividends on preferred shares of $25.4 million, $31.8 million and $19.1 million in 2008, 2007 and 2006, respectively.

•	We generated proceeds from the sale and issuance of common shares of $222.2 million, $46.9 million and $358.0 million in 2008, 2007 and 2006, respectively. This includes $196.4 million received in 2008 for the issuance of 3.4 million common shares and $320.8 million received in 2006 for the issuance of 5.4 million common shares, both under our Controlled Equity Offering Program.

Off-Balance Sheet Arrangements

Liquidity and Capital Resources of Our Unconsolidated Investees

We had investments in and advances to property funds at December 31, 2008, of $2.0 billion. The property funds had total third party debt of $13.5 billion (for the entire entity, not our proportionate share) at December 31, 2008 that matures as follows (dollars in millions):

	2009	2010	2011	2012	2013	Thereafter	Total (1)

ProLogis European Properties (2)	$490.9	$1,460.6	$—	$378.4	$—	$730.8	$3,060.7
ProLogis European Properties Fund II (3)	—	1,383.9	—	—	385.3	—	1,769.2
ProLogis California LLC (4)	314.2	—	—	—	—	—	314.2
ProLogis North American Properties Fund I	—	130.6	111.7	—	—	—	242.3
ProLogis North American Properties Fund VI-X	2.1	2.2	2.4	882.1	12.4	—	901.2
ProLogis North American Properties Fund XI	14.8	42.7	0.7	0.7	0.4	—	59.3
ProLogis North American Industrial Fund (5)	—	26.6	190.0	78.0	169.5	1,047.7	1,511.8
ProLogis North American Industrial Fund II (6)	454.1	108.6	(1.9)	153.0	63.1	548.3	1,325.2
ProLogis North American Industrial Fund III (7)	167.3	2.0	120.1	2.3	385.0	426.2	1,102.9
ProLogis Mexico Industrial Fund (8)	—	—	—	99.1	170.0	—	269.1
ProLogis Korea Fund	—	—	14.0	28.2	—	—	42.2

	$1,443.4	$3,157.2	$437.0	$1,621.8	$1,185.7	$2,753.0	$10,598.1

Japan property funds (9)							2,864.3

Total property funds							$13,462.4

(1)	As of December 31, 2008, we had not guaranteed any of the third party debt. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. There can be no assurance that the property funds will be able to refinance any maturing indebtedness at terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to otherwise obtain funds by capital contributions from us and our fund partners, in proportion to our ownership interest in such funds, or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. See above for information on remaining equity commitments of the property funds.

(2)	PEPR has $490.9 million of Collateralized Mortgage Backed Securities (“CMBS”) maturing in July 2009. We are currently in negotiations with German mortgage banks to refinance the debt. PEPR has a credit facility that matures in May 2010, with aggregate borrowing capacity of €900 million (or $1.3 billion ) under which $816.9 million was outstanding with $498.6 million remaining capacity, all at December 31, 2008. The facility has three tranches; (i) a €300 million revolving credit facility that matures December 13, 2010; (ii) a €300 million term loan facility that matures December 13, 2010; and (iii) a €300 million term loan facility that matures December 11, 2012. In addition, PEPR has cash of $112.7 million at December 31, 2008, primarily due to the sale of its equity investment in PEPF II to us. No assurances can be given that this property fund will be able to refinance this debt on favorable terms or at all.

(3)	PEPF II has a €1 billion credit facility (approximately $1.46 billion) to partially fund property acquisitions. As of December 31, 2008, approximately $1.38 billion was outstanding and $77.7 million was available to borrow under this facility. The property fund is in discussions with a group of German mortgage banks for a five-year loan for €350 million.

(4)	ProLogis California LLC has $314.2 million maturing in 2009 (approximately half in March and half in August). We have term sheets from existing lenders to extend the 2009 maturities for one to five years and we have rate lock agreements on a new $120 million, ten year financing. No assurances can be given that this property fund will be able to refinance this debt on favorable terms or at all.

(5)	ProLogis North American Industrial Fund has a $250.0 million credit facility that matures July 17, 2010, under which approximately $26.6 million was outstanding and $223.4 million was available at December 31, 2008. Capital was called on February 10, 2009 to repay the outstanding balance.

(6)	The maturities in 2009 include a term loan for $411.4 million that was issued by our fund partner in July 2007 when this property fund was formed and matures in July 2009. We are in active discussions with our fund partner regarding an extension of the term loan, as well as their underlying equity investment in the property fund. No assurances can be given that this property fund will be able to refinance this debt on favorable terms or at all.

(7)	The 2009 maturities include a $165.4 million that represents a bridge loan that was issued by a subsidiary of our fund partner, Lehman Brothers Holding, Inc., at the formation of the fund in July 2007 that was due in 2008. We have been in discussions with the lender and hope to extend the maturity date for three years. No assurances can be given that this property fund will be able to refinance this debt on favorable terms or at all.

(8)	In addition to its existing third party debt, this property fund has a note payable to us for $15.2 million at December 31, 2008.

(9)	In 2009, we sold our investments in the Japan property funds to our fund partner.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2008 as follows (in millions):

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years

Debt obligations, other than credit facilities	$7,795	$339	$811	$4,001	$2,644
Interest on debt obligations, other than credit facilities	1,941	342	629	413	557
Unfunded commitments on development projects (1)	701	701	—	—	—
Unfunded commitments on acquisitions	7	7	—	—	—
Unfunded capital commitments to unconsolidated investees (2)	971	—	971	—	—
Amounts due on credit facilities (3)	3,218	—	3,218	—	—
Interest on lines of credit (3)	127	79	48	—	—
Tax liabilities (4)	285	50	100	135	—

Totals	$15,045	$1,518	$5,777	$4,549	$3,201

(1)	We had properties under development at December 31, 2008 with a total expected investment of $1.9 billion. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the costs of tenant improvements and marketing and leasing costs.

(2)	Generally, we fulfill our equity commitment with a portion of the proceeds from properties we contribute to the property fund. However, to the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required to contribute our proportionate share of the equity component in cash to the property fund.

(3)	For purposes of this table, we have assumed that we exercise our option to extend these facilities.

(4)	These amounts represent our Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) liabilities, which include an estimate of the period of settlement. See Note 14 to our Consolidated Financial Statements in Item 8.

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

Cash distributions per common share paid in 2008, 2007 and 2006 were $2.07, $1.84 and $1.60, respectively. In November 2008, the Board set the expected annual distribution rate for 2009 at $1.00 per common share, subject to market conditions and REIT distribution requirements. The payment of common share distributions, as well as whether the distribution will be payable in cash or shares of beneficial interest, or some combination, is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A cash distribution of $0.25 per common share for the first quarter of 2009 was declared on February 9, 2009. This distribution will be paid on February 27, 2009 to holders of common shares on February 19, 2009.

At December 31, 2008, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share.

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of an entity’s financial condition and results of operations and requires judgment on the part of management. Generally, the judgment requires management to make estimates and assumptions about the effect of matters that are inherently uncertain. Estimates are prepared using management’s best judgment, after considering past and current economic conditions and expectations for the future. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Changes in estimates could affect our financial position and specific items in our results of operations that are used by shareholders, potential investors, industry analysts and lenders in their evaluation of our performance. Of the accounting policies discussed in Note 2 to our Consolidated Financial Statements in Item 8, those presented below have been identified by us as critical accounting policies.

Impairment of Long-Lived Assets

We assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

Generally, we use a net asset value analyses to estimate the fair value of the reporting unit where the goodwill is allocated. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, as considered necessary. The fair value of the reporting unit also includes an enterprise value that we estimate a third party would be willing to pay for the particular reporting unit. The fair value of the reporting unit is then compared with the corresponding book value, including goodwill, to determine whether there is a potential impairment of the goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The use of projected future cash flows and other estimates of fair value are based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Use of other estimates and assumptions may result in changes in the impairment charges recognized. Changes in economic and operating conditions that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties and/or goodwill. In addition, our intent with regard to the underlying assets might change as market conditions change, as well as other factors, especially in the current global economic environment.

Investments in Unconsolidated Investees

When circumstances indicate there may have been a loss in value of an equity investment, we evaluate the investment for impairment by estimating our ability to recover our investments from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions that occur subsequent to our review could impact these assumptions and result in future impairment charges of our equity investments.

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

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our current income tax liability, the liability associated with open tax years that are under review and our compliance with REIT requirements. Our estimates are based on interpretation of tax laws. We estimate our actual current income tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes resulting in the recognition of deferred income tax assets and liabilities. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes in assessments of the recognition of income tax benefits for certain non-routine transactions, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to TRSs and changes in tax laws. Adjustments required in any given period are included within the income tax provision in the statements of operations, other than adjustments to income tax liabilities due to tax uncertainties acquired in a business combination, which are adjusted to goodwill through December 31, 2008. We recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

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

(b) REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions of land, development properties and properties acquired in our CDFS business segment, as well as our proportionate share of the gains and losses from dispositions recognized by the property funds, in our definition of FFO.

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

Our defined FFO, including significant non-cash items, measure excludes the following items from net earnings computed under GAAP that are not excluded in the NAREIT defined FFO measure:

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

FFO, including significant non-cash items, of our unconsolidated investees is calculated on the same basis.

In addition, we present FFO excluding significant non-cash items. In order to derive FFO excluding significant non- cash items, we add back certain charges or subtract certain gains. The items that were currently excluded were impairment charges that we incurred directly or through our investment in unconsolidated investees, as well as a gain from the early extinguishment of debt. The impairment charges were related to certain of our real estate properties (including land), goodwill and other assets and our China operations that were sold in February 2009. These items are a reflection of decreases in current values driven by increases in current estimated capitalization rates and other declines in market conditions. We believe it is meaningful to remove the effects of significant non-cash items to more appropriately present our results on a comparative basis.

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

While we believe our defined FFO measures are an important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:

•	The current income tax expenses that are excluded from our defined FFO measures represent the taxes that are payable.

•	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of industrial properties are not reflected in FFO.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from our defined FFO measures result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measures do not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from our defined FFO measures are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measures are limited in that they do not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.

•	The non-cash impairment charges that we exclude from our FFO, excluding significant non-cash items, measure may be realized in the future upon the ultimate disposition of the related real estate properties or other assets.

We compensate for these limitations by using the FFO measures only in conjunction with net earnings computed under GAAP. To further compensate, we reconcile our defined FFO measures to net earnings computed under GAAP in our financial reports. Additionally, we provide investors with (i) our complete financial statements prepared under GAAP; (ii) our definition of FFO, which includes a discussion of the limitations of using our non-GAAP measure; and (iii) a reconciliation of our GAAP measure (net earnings) to our non-GAAP measure (FFO, as we define it), so that investors can appropriately incorporate this measure and its limitations into their analyses.

FFO, including significant non-cash items, attributable to common shares as defined by us was $180.9 million, $1,227.0 million and $945.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $991.9 million, $1,227.0 million and $945.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. The reconciliations of net earnings attributable to common shares computed under GAAP to both FFO, including significant non-cash items, attributable to common shares and FFO, excluding significant non-cash items, attributable to common shares as defined by us are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006

FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$(432,196)	$1,048,917	$848,951
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	323,159	291,531	273,980
Adjustments to gains on CDFS dispositions for depreciation	(2,866)	(6,196)	466
Gains recognized on dispositions of certain non-CDFS business assets	(11,620)	(146,667)	(81,470)
Reconciling items attributable to discontinued operations:
Gains recognized on dispositions of non-CDFS business assets	(9,718)	(52,776)	(103,729)
Real estate related depreciation and amortization	11,485	9,454	15,036

Total discontinued operations	1,767	(43,322)	(88,693)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	155,067	99,026	68,151
Gains on dispositions of non-CDFS business assets	(492)	(35,672)	(7,124)
Other amortization items	(15,840)	(8,731)	(16,000)

Total unconsolidated investees	138,735	54,623	45,027

Total NAREIT defined adjustments	449,175	149,969	149,310

Subtotal — NAREIT defined FFO	16,979	1,198,886	998,261
Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	144,364	16,384	(19,555)
Current income tax expense	9,656	3,038	23,191
Deferred income tax expense (benefit)	4,073	550	(53,722)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	2,331	1,823	(45)
Unrealized losses on derivative contracts, net	23,005	—	—
Deferred income tax expense (benefit)	(19,538)	6,327	(2,982)

Total unconsolidated investees	5,798	8,150	(3,027)

Total our defined adjustments	163,891	28,122	(53,113)

FFO, including significant non-cash items, attributable to common shares, as defined by us	180,870	1,227,008	945,148
Impairment of goodwill and other assets	320,636	—	—
Impairment related to assets held for sale — China operations	198,236	—	—
Impairment of real estate properties	274,705	—	—
Our share of the loss/impairment recorded by PEPR	108,195	—	—
Gain on early extinguishment of debt	(90,719)	—	—

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$991,923	$1,227,008	$945,148

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

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. We had no interest rate swap contracts outstanding at December 31, 2008.

Our primary interest rate risk is created by the variable rate lines of credit. During the year ended December 31, 2008, we had weighted average daily outstanding borrowings of $3.2 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $10.6 million of cash flow for the year ended December 31, 2008.

We also have $250 million of variable interest rate debt in which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $0.6 million on our cash flow for the year ended December 31, 2008.

In addition, as a result of a change in accounting effective January 1, 2009, we expect our non-cash interest expense to increase between $73 million and $83 million per annum, prior to capitalization of interest as a result of our development activities. See Note 2 to our Consolidated Financial Statements in Item 8 for further information.

The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts. See Note 5 to our Consolidated Financial Statements in Item 8 for further information on these derivatives.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At December 31, 2008, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At December 31, 2008, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

Fair Value of Financial Instruments

See Note 17 to our Consolidated Financial Statements in Item 8.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2008 and 2007, our Consolidated Statements of Operations, Shareholders’ Equity and Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2008, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 22 of our Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2008, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2008 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2008, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. Other Information

On February 27, 2009, the Board approved Articles of Amendment (the “Amendment”) to ProLogis’ Amended and Restated Declaration of Trust. The Amendment increases the total number of shares of beneficial interest that ProLogis has the authority to issue from 375,000,000 to 750,000,000 shares, including an increase in the number of common shares of beneficial interest that we have authority to issue from 362,580,000 common shares of beneficial interest to 737,580,000 common shares of beneficial interest.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Trustees and Officers

The information required by this item is incorporated herein by reference to the description under Item 1 – Our Management – Senior Management (but only with respect to Walter C. Rakowich, Ted R. Antenucci, Edward S. Nekritz and William E. Sullivan), and to the descriptions under the captions “Election of Trustees – Nominees,” “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct,” and “Board of Trustees and Committees – Audit Committee” in our 2009 Proxy Statement.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Compensation Matters” and “Board of Trustees and Committees – Compensation Committee Interlocks and Insider Participation” in our 2009 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers – Common Shares Beneficially Owned” and “Compensation Matters – Equity Compensation Plans” in our 2009 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers – Certain Relationships and Related Transactions” and “Corporate Governance – Trustee Independence” in our 2009 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2009 Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 64 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 144 to 148 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 64 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProLogis’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of ProLogis’ internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

We have audited ProLogis’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProLogis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on ProLogis’ internal control over financial reporting based on our audit.

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

In our opinion, ProLogis maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 27, 2009

PROLOGIS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2008	2007

ASSETS
Real estate	$15,706,172	$16,578,845
Less accumulated depreciation	1,583,299	1,368,458

	14,122,873	15,210,387
Investments in and advances to unconsolidated investees	2,269,993	2,345,277
Cash and cash equivalents	174,636	399,910
Accounts and notes receivable	244,778	340,039
Other assets	1,129,182	1,408,814
Discontinued operations – assets held for sale	1,310,754	19,607

Total assets	$19,252,216	$19,724,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$11,007,636	$10,506,068
Accounts payable and accrued expenses	658,868	933,075
Other liabilities	751,238	769,408
Discontinued operations – assets held for sale	389,884	424

Total liabilities	12,807,626	12,208,975

Minority interest	19,878	78,661
Shareholders’ equity:
Series C preferred shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at December 31, 2008 and 2007	100,000	100,000
Series F preferred shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2008 and 2007	125,000	125,000
Series G preferred shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2008 and 2007	125,000	125,000
Common shares; $0.01 par value; 267,005 shares issued and outstanding at December 31, 2008 and 257,712 shares issued and outstanding at December 31, 2007	2,670	2,577
Additional paid-in capital	6,688,615	6,412,473
Accumulated other comprehensive income (loss):
Unrealized losses on derivative contracts, net	(52,219)	(27,091)
Foreign currency translation gains, net	22,845	302,413
(Distributions in excess of net earnings) retained earnings	(587,199)	396,026

Total shareholders’ equity	6,424,712	7,436,398

Total liabilities and shareholders’ equity	$19,252,216	$19,724,034

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)

	2008	2007	2006

Revenues:
Rental income	$1,002,493	$1,052,219	$901,954
CDFS disposition proceeds:
Developed and repositioned properties	4,206,446	2,530,377	1,286,841
Acquired property portfolios	289,019	2,475,035	—
Property management and other fees and incentives	131,011	104,719	211,929
Development management and other income	25,857	26,322	37,443

Total revenues	5,654,826	6,188,672	2,438,167

Expenses:
Rental expenses	325,049	284,421	236,054
Cost of CDFS dispositions:
Developed and repositioned properties	3,547,500	1,835,274	993,926
Acquired property portfolios	289,019	2,406,426	—
General and administrative	204,300	193,204	147,193
Reduction in workforce	23,131	—	—
Impairment of real estate properties	274,705	12,600	—
Depreciation and amortization	339,491	302,413	283,306
Other expenses	28,104	12,363	13,013

Total expenses	5,031,299	5,046,701	1,673,492

Operating income	623,527	1,141,971	764,675
Other income (expense):
Earnings (loss) from unconsolidated property funds, net	(69,116)	94,453	93,055
Earnings from other unconsolidated investees, net	13,342	4,573	47,748
Interest expense	(341,305)	(368,512)	(295,629)
Impairment of goodwill and other assets	(320,636)	—	—
Gain on early extinguishment of debt	90,719	—	—
Interest and other income, net	16,522	32,129	34,625

Total other income (expense)	(610,474)	(237,357)	(120,201)

Earnings before minority interest	13,053	904,614	644,474
Minority interest share in earnings, net	(3,837)	(4,814)	(3,451)

Earnings before certain net gains (losses)	9,216	899,800	641,023
Gains recognized on dispositions of certain non-CDFS business assets	11,668	146,667	81,470
Foreign currency exchange gains (losses), net	(148,281)	8,132	21,444

Earnings (loss) before income taxes	(127,397)	1,054,599	743,937
Income taxes:
Current income tax expense	63,441	66,339	83,508
Deferred income tax expense (benefit)	4,570	516	(53,722)

Total income taxes	68,011	66,855	29,786

Earnings (loss) from continuing operations	(195,408)	987,744	714,151
Discontinued operations:
Income (loss) attributable to assets held for sale and disposed properties, net	(32,630)	5,099	22,973
Impairment related to assets held for sale — China operations	(198,236)	—	—
Gains recognized on dispositions:
Non-CDFS business assets	9,718	52,776	103,729
CDFS business assets	9,783	28,721	33,514

Total discontinued operations	(211,365)	86,596	160,216

Net earnings (loss)	(406,773)	1,074,340	874,367
Less preferred share dividends	25,423	25,423	25,416

Net earnings (loss) attributable to common shares	$(432,196)	$1,048,917	$848,951

Weighted average common shares outstanding — Basic	262,729	256,873	245,952

Weighted average common shares outstanding — Diluted	262,729	267,226	256,852

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.85)	$3.74	$2.80
Discontinued operations	(0.80)	0.34	0.65

Net earnings (loss) per share attributable to common shares — Basic	$(1.65)	$4.08	$3.45

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.85)	$3.62	$2.69
Discontinued operations	(0.80)	0.32	0.63

Net earnings (loss) per share attributable to common shares — Diluted	$(1.65)	$3.94	$3.32

Distributions per common share	$2.07	$1.84	$1.60

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006

Common shares — number of shares at beginning of year	257,712	250,912	243,781
Issuance of common shares in connection with acquisitions	—	4,781	—
Issuances of common shares under common share plans	5,381	1,891	6,951
Conversions of limited partnership units	3,912	128	180

Common shares — number of shares at end of year	267,005	257,712	250,912

Common shares — par value at beginning of year	$2,577	$2,509	$2,438
Issuance of common shares in connection with acquisitions	—	48	—
Issuances of common shares under common share plans	54	19	69
Conversions of limited partnership units	39	1	2

Common shares — par value at end of year	$2,670	$2,577	$2,509

Preferred shares at stated liquidation preference	$350,000	$350,000	$350,000

Additional paid-in capital at beginning of year	$6,412,473	$6,000,119	$5,606,017
Issuance of common shares in connection with acquisitions	—	339,449	—
Issuances of common shares under common share plans	219,012	37,417	357,448
Conversions of limited partnership units	17,126	4,444	6,475
Cost of issuing common shares	(199)	(106)	(76)
Change in receivable from timing differences on equity transactions	113	247	244
Cost of share-based compensation awards	40,090	30,903	30,011

Additional paid-in capital at end of year	$6,688,615	$6,412,473	$6,000,119

Accumulated other comprehensive income at beginning of year	$275,322	$216,922	$149,586
Foreign currency translation gains (losses), net	(279,568)	90,015	70,777
Unrealized losses on derivative contracts, net	(25,128)	(31,615)	(3,441)

Accumulated other comprehensive income (loss) at end of year	$(29,374)	$275,322	$216,922

Retained earnings (distributions in excess of net earnings) at beginning of year	$396,026	$(170,971)	$(620,018)
Net earnings (loss)	(406,773)	1,074,340	874,367
Effect of adoption of FIN 48	—	(9,272)	—
Preferred share dividends	(25,423)	(25,423)	(25,416)
Common share distributions	(551,029)	(472,648)	(399,904)

Retained earnings (distributions in excess of net earnings) at end of year	$(587,199)	$396,026	$(170,971)

Total shareholders’ equity at end of year	$6,424,712	$7,436,398	$6,398,579

Comprehensive income (loss) attributable to common shares:
Net earnings (loss)	$(406,773)	$1,074,340	$874,367
Preferred share dividends	(25,423)	(25,423)	(25,416)
Foreign currency translation gains (losses), net	(279,568)	90,015	70,777
Losses on derivative contracts, net	(25,128)	(31,615)	(3,441)

Comprehensive income (loss) attributable to common shares	$(736,892)	$1,107,317	$916,287

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006

Operating activities:
Net earnings (loss)	$(406,773)	$1,074,340	$874,367
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Minority interest share in earnings (loss), net	(6,231)	6,003	3,457
Straight-lined rents	(34,063)	(44,403)	(36,418)
Cost of share-based compensation awards	28,321	23,934	21,567
Depreciation and amortization	350,976	311,867	298,342
Equity in (earnings)/share of loss from unconsolidated investees	71,956	(105,618)	(143,758)
Changes in operating receivables and distributions from unconsolidated investees	19,956	74,348	99,062
Amortization of deferred loan costs	12,759	10,555	7,673
Amortization of debt premium, net	(702)	(7,797)	(13,861)
Gains recognized on dispositions of non-CDFS business assets	(21,386)	(199,443)	(185,199)
Gains recognized on dispositions of CDFS business assets included in discontinued operations	(9,783)	(28,721)	(33,514)
Impairment of goodwill and other assets	320,636	—	—
Impairment related to assets held for sale — China operations	198,236	—	—
Impairment of real estate properties	274,705	13,259	—
Gain on early extinguishment of debt	(90,719)	—	—
Unrealized foreign currency exchange losses (gains)	144,364	16,229	(18,774)
Deferred income tax expense (benefit)	4,072	550	(53,722)
(Increase) decrease in accounts and notes receivable and other assets	63,769	(155,486)	(204,096)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(76,472)	216,338	72,201

Net cash provided by operating activities	843,621	1,205,955	687,327

Investing activities:
Real estate investments	(5,482,792)	(5,213,870)	(3,695,799)
Tenant improvements and lease commissions on previously leased space	(58,076)	(67,317)	(66,787)
Non-development capital expenditures	(36,902)	(37,948)	(29,437)
Cash consideration paid in Parkridge acquisition, net of cash acquired	—	(700,812)	—
Purchase of Macquarie ProLogis Trust (“MPR”), net of cash acquired	—	(1,137,028)	—
Proceeds from dispositions of real estate assets	4,474,228	3,618,622	2,095,231
Investments in and advances to unconsolidated investees	(329,553)	(661,796)	(175,677)
Purchase of ownership interests in property funds	—	—	(259,248)
Return of investment from unconsolidated investees	126,983	50,243	146,206
Advances on notes receivable	—	(18,270)	(115,417)
Proceeds from repayments of notes receivable	4,200	115,620	73,723
Increase in restricted cash for potential investment	—	—	(42,174)

Net cash used in investing activities	(1,301,912)	(4,052,556)	(2,069,379)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	222,162	46,855	358,038
Distributions paid on common shares	(542,792)	(472,645)	(393,317)
Dividends paid on preferred shares	(25,423)	(31,781)	(19,062)
Minority interest redemptions (distributions), net	23,827	(9,341)	(11,576)
Debt and equity issuance costs paid	(12,121)	(15,830)	(13,840)
Net proceeds from (payments on) credit facilities	743,934	(431,506)	368,158
Proceeds from issuance of debt to finance MPR and Parkridge acquisitions	—	1,719,453	—
Proceeds from issuance of senior convertible notes	544,500	2,329,016	—
Proceeds from issuance of senior notes, secured and unsecured debt	606,044	781,802	1,945,325
Payments on senior notes, secured debt, unsecured debt and assessment bonds	(1,202,028)	(1,174,335)	(588,844)

Net cash provided by financing activities	358,103	2,741,688	1,644,882

Effect of exchange rate changes on cash	(13,950)	29,032	9,161
Net increase (decrease) in cash and cash equivalents	(114,138)	(75,881)	271,991
Cash and cash equivalents, beginning of year	399,910	475,791	203,800
Cash and cash equivalents, assets held for sale	(111,136)	—	—

Cash and cash equivalents, end of year	$174,636	$399,910	$475,791

  See Note 20 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

ProLogis, collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “ProLogis”), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial properties in North America, Europe and Asia. Through 2008, our business consisted of three reportable business segments: (i) direct owned (previously referred to as property operations); (ii) investment management; and (iii) CDFS business. Our direct owned segment represents the direct long-term ownership of industrial properties. Our investment management segment represents the long-term investment management of property funds and joint ventures and the properties they own. Our CDFS business segment primarily encompasses our development or acquisition of real estate properties that are generally contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. Recent economic conditions have resulted in changes in our business strategy. As a result, as of December 31, 2008, our business strategy no longer includes the CDFS Business segment. See Note 19 for further discussion of our business segments.

2.	Summary of Significant Accounting Policies:

Basis of Presentation and Consolidation.  The accompanying consolidated financial statements are presented in our reporting currency, the U.S. dollar. All material intercompany transactions with consolidated entities have been eliminated.

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through the consideration of the following factors:

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

Use of Estimates.  The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and revenue and expenses during the reporting period. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and changes in market conditions could impact our future operating results.

Foreign Operations.  The U.S. dollar is the functional currency for our consolidated subsidiaries and unconsolidated investees operating in the United States and Mexico and certain of our consolidated

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries that operate as holding companies for foreign investments. The functional currency for our consolidated subsidiaries and unconsolidated investees operating in countries other than the United States and Mexico is the principal currency in which the entity’s assets, liabilities, income and expenses are denominated, which may be different from the local currency of the country of incorporation or the country where the entity conducts its operations. The functional currencies of our consolidated subsidiaries and unconsolidated investees generally include the British pound sterling, Canadian dollar, Chinese renminbi, euro, Japanese yen and Korean won. We are parties to business transactions denominated in these and other currencies.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Certain balance sheet items, primarily equity-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant non-recurring transactions are translated at the rate in effect as of the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period. The resulting translation adjustments are included in the Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity.

We and certain of our consolidated subsidiaries have intercompany and third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is generally reflected in results of operations unless it is intercompany debt that is deemed to be long-term in nature. The remeasurement of such long-term debt results in the recognition of a cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) in Shareholders’ Equity.

Gains or losses are included in results of operations when transactions with a third party, denominated in a currency other than the entity’s functional currency, are settled. We occasionally utilize derivative financial instruments to manage certain foreign currency exchange risks.

We are subject to foreign currency risk due to potential fluctuations in exchange rates between certain foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment would have an effect on our reported results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and, on occasion and when deemed appropriate, through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful. See our policy footnote on financial instruments and Note 17 for more information related to our derivative financial instruments.

Business Combinations.  When we acquire a business or individual properties, with the intention to hold the investment for the long term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. We estimate:

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. See the discussion below for the change in accounting for business combinations that is effective as of January 1, 2009.

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

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, rehabilitation and leasing activities; if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are included in other assets. When a municipal district finances costs we incur for public infrastructure improvements, we record the costs in real estate until we are reimbursed.

The depreciable portions of real estate assets are charged to depreciation expense on a straight-line basis over their respective estimated useful lives. We generally use the following useful lives: seven years for capital improvements, 10 years for standard tenant improvements, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for properties we develop. Capitalized leasing costs are amortized over the respective lease term. Our average lease term for all leases in effect at December 31, 2008 was between six and seven years. Previously, if we developed properties with the intent to contribute the property to a property fund, we did not depreciate these properties during the period from the completion of the development through the date the property was contributed. With the changes in our business strategy, and the uncertainty with respect to the timing of future contributions to the property funds, we may hold these properties long-term and have begun to depreciate them.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with Statement of Financial Accounting Standards (“SFAS”) 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), we assess the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We estimate the future undiscounted cash flows based on management’s intent as follows: (i) for real estate properties that we intend to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property; (ii) for real estate properties that we intend to sell, including land parcels, properties currently under development and operating buildings, recoverability is assessed based on estimated proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates; and (iii) for costs incurred related to the potential acquisition or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur as of the measurement date.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our real estate properties.

Goodwill.  Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. In accordance with SFAS 142 “Goodwill and other Intangible Assets” (“SFAS 142”), we perform an annual impairment test for goodwill at the reporting unit level. The annual review is performed during the third quarter for the reporting units in our CDFS business segment and during the fourth quarter for the reporting units in our direct owned and investment management segments. Additionally, we will evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amounts of goodwill may not be fully recoverable.

Generally, we use a net asset value analyses to estimate the fair value of the reporting unit where the goodwill is allocated. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, as considered necessary. The fair value of the reporting unit also includes an enterprise value that we estimate a third party would be willing to pay for the particular reporting unit. The fair value of the reporting unit is then compared with the corresponding book value, including goodwill, to determine whether there is a potential impairment of the goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However assumptions and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment charges of our goodwill.

Assets Held for Sale and Discontinued Operations.  Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of a component of our business or properties that have been classified as discontinued operations are also reported as discontinued operations for all periods presented. We classify a component of our business or property as held for sale when certain criteria are met. At such time, the respective assets and liabilities are presented separately on our Consolidated Balance Sheets and depreciation is no longer recognized. Assets held for sale are reported at the lower of their carrying amount or their estimated fair value less the estimated costs to sell the assets.

Properties disposed of to third parties are considered discontinued operations unless such properties were developed under a pre-sale agreement. Properties contributed to property funds in which we maintain an ownership interest and act as manager are not considered discontinued operations due to our continuing involvement with the properties. The contribution of properties to the property funds is reflected in our Consolidated Statements of Operations based on the nature of the properties contributed, either CDFS or non-CDFS.

Investments in Unconsolidated Investees.  Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of the investee but do not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the investee, distributions received, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a loss in value of an equity investment, we evaluate the investment for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value.

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

Minority Interest.  We recognize the minority interests in real estate partnerships in which we consolidate at each minority holder’s respective share of the estimated fair value of the real estate as of the date of formation. Minority interest that was created or assumed as a part of a business combination is recognized at the underlying book value as of the date of the transaction. Minority interest is subsequently adjusted for additional contributions, distributions to minority holders and the minority holders’ proportionate share of the net earnings or losses of each respective entity. See the discussion below for the change in accounting for minority interests that is effective as of January 1, 2009.

Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into our common shares. Common shares issued upon exchange of a holder’s minority interest are accounted for at our carrying value of the surrendered minority interest.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs of Raising Capital.  Costs incurred in connection with the issuance of both common shares and preferred shares are treated as a reduction to additional paid-in capital. Costs incurred in connection with the issuance or renewal of debt are capitalized in other assets, and amortized to interest expense over the term of the related debt.

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

When we contribute a property to a property fund or joint venture in which we have an ownership interest, we do not recognize a portion of the gain realized. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of net earnings or losses recognized in future periods to reflect the investees’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. We reflect the gains recognized from contributions of CDFS properties to property funds and CDFS joint ventures in operating cash flows and we include the costs related to the CDFS properties and the recovery of those costs through the proceeds we receive upon contribution in investing cash flows in our Consolidated Statements of Cash Flows.

When a property that we originally contributed to a property fund or joint venture is disposed of to a third party, we recognize the amount of the gain we had previously deferred, along with our proportionate share of the gain recognized by the investee. During periods when our ownership interest in an investee decreases, we recognize gains relating to previously deferred gains to coincide with our new ownership interest in the investee.

Rental Expenses.  Rental expenses primarily include the cost of on-site property management personnel, utilities, repairs and maintenance, property insurance and real estate taxes. Also included are direct expenses associated with our management of the property funds’ operations.

Share-Based Compensation.  We account for stock-based compensation in accordance with SFAS 123R “Share Based Payment” (“SFAS 123R”). This standard requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the fair value of the award on the grant date and recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. We treat dividend equivalent units (“DEUs”) as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. See Note 11 for more information on our stock based compensation.

Income Taxes.  ProLogis was formed as a Maryland REIT in January 1993 and we have, along with our consolidated REIT subsidiary, elected to be taxed as a REIT under the Internal Revenue Code of 1986, as

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amended (the “Code”). Under the Code, REITs are generally not required to pay federal income taxes if they distribute 100% of their taxable income and meet certain income, asset and shareholder tests. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. This allows us to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. In the United States, we are taxed in certain states in which we operate. Accordingly, we recognize income tax expense for the federal and state income taxes incurred by our TRSs, taxes incurred in certain states and foreign jurisdictions and interest and penalties, associated with our unrecognized tax benefit liabilities.

In July 2006, Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”) was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities. We adopted the provisions of FIN 48 in 2007 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of distributions in excess of net earnings.

Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to certain contributions to property funds. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in income. See Note 14 for further discussion of income taxes.

Financial Instruments.  In the normal course of business, we use certain types of derivative financial instruments for the purpose of managing our foreign currency exchange rate and interest rate risk. We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings, unless specific hedge accounting criteria are met. To qualify for hedge accounting treatment, certain criteria must be met. Generally, the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge (primarily interest rate swaps) and, if a derivative instrument is utilized to hedge an anticipated transaction, the anticipated transaction must be probable of occurring. Derivative instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract.

The unrealized gains and losses resulting from changes in fair value of an effective hedge are recorded in accumulated other comprehensive income and are amortized to earnings over the remaining term of the hedged items. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

change in value of the derivative instrument does not perfectly offset the change in value of the item being hedged.

We estimate the fair value of our financial instruments through a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

We adopted SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) on January 1, 2008 for our financial assets and liabilities, primarily derivative instruments to which either we or our unconsolidated investees are a party. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The provisions of SFAS 157 relating to non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis was delayed in February 2008 with the issuance of FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). Fair value measurements identified in FSP FAS 157-2 will be effective for our fiscal year beginning January 1, 2009. Adoption of FSP FAS 157-2 will not have a material impact on our financial position and results of operations.

Environmental costs.  We incur certain environmental remediation costs, including cleanup costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to cleanup, litigation defense, and the pursuit of responsible third parties. Costs incurred in connection with operating properties and properties previously sold are expensed. Costs related to undeveloped land are capitalized as development costs. Costs incurred for properties to be disposed are included in the cost of the properties upon disposition. We maintain a liability for the estimated costs of environmental remediation expected to be incurred in connection with undeveloped land, operating properties and properties previously sold that we adjust as appropriate as information becomes available.

Recent Accounting Pronouncements.  In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS 141R”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The provisions of SFAS 141R and SFAS 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all changes in noncontrolling interests, including any that existed at the effective date. The initial adoption of SFAS 141R will have a nominal impact on our financial position or results of operations but will impact us in the future. SFAS 141R broadens the scope of what qualifies as a business combination to include the acquisition of an operating property by us and our unconsolidated investees. Transaction costs related to the acquisition of a business that were previously capitalized will be expensed under SFAS 141R. The transaction costs related to the acquisition of land and equity method investments will continue to be capitalized. SFAS 141R will require subsequent adjustments of tax uncertainties that occur after the purchase price allocation period to be recognized in earnings. Previously, these adjustments were recognized in the purchase price as an adjustment to goodwill.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities. SFAS 161 will require disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 must be applied prospectively and is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 161 will not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” that requires separate accounting for the debt and equity components of convertible debt. The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which would result in the debt being recorded at a discount. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (for example, through the first optional redemption date) as additional non-cash interest expense. The effective date of this accounting change is January 1, 2009 with the application of the new accounting applied retrospectively to both new and existing convertible instruments, including the convertible notes we issued in 2007 and 2008. As a result of the new accounting, we expect our non-cash interest expense to increase between $73 million and $83 million per year, prior to capitalization as a result of our development activities. In addition, we will restate our 2007 and 2008 results to reflect the additional interest expense. This restatement will also include an adjustment to the interest capitalized related to our development activities to both properties we currently own, as well as properties that were contributed during the periods the convertible notes were outstanding.

The following table illustrates the impact on our Consolidated Balance Sheets and Consolidated Statements of Operations for these periods (in thousands):

	December 31, 2008		December 31, 2007
	As Reported	As Adjusted	As Reported	As Adjusted

Consolidated Balance Sheets (1):
Real estate	$15,706,172	$15,725,069	$16,578,845	$16,581,119
Debt	$11,007,636	$10,711,350	$10,506,068	$10,217,168
Shareholders’ equity	$6,424,712	$6,739,895	$7,436,398	$7,727,572

Consolidated Statements of Operations (1):
Total cost of CDFS dispositions	$3,836,519	$3,839,923	$4,241,700	$4,241,716
Interest expense	$341,305	$384,715	$368,512	$390,256
Loss from discontinued operations	$(211,365)	$(212,360)	$86,596	$86,596
Net earnings (loss)	$(406,773)	$(454,582)	$1,074,340	$1,052,580

(1)	Amounts do not include adjustments to previously deferred gains or depreciation expense due to immateriality.

In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 08-6 “Equity Method Investment Accounting Considerations”. EITF 08-6 continues to follow the accounting for the initial carrying value of equity method investments in APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock”, which is based on a cost accumulation model and generally excludes contingent consideration. EITF 08-6 also specifies that other-than-temporary impairment testing by the investor should be performed at the investment level and that a separate impairment assessment of the underlying assets is not required. An impairment charge by the investee should result in an adjustment of the investor’s basis of the impaired asset for the investor’s pro-rata share of such impairment. In addition, EITF 08-6 reached a consensus on how to account for an issuance of shares by an investee that reduces the investor’s ownership share of the investee. An investor should account for such transactions as if it had sold a proportionate share of its investment with any gains or losses recorded through earnings. EITF 08-6 also addresses the accounting for a change in an investment from the equity method to the cost method after

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adoption of SFAS 160. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of EITF 08-6 to have a material impact on our financial position or results of operations.

Reclassifications.  Certain amounts included in our consolidated financial statements for prior years have been reclassified to conform to the 2008 financial statement presentation.

3.	Real Estate:

Real Estate Assets

Real estate assets are presented at cost, and consist of the following (in thousands):

	December 31,
	2008	2007

Investments in real estate assets:
Industrial properties (1):
Improved land	$2,414,023	$2,247,013
Buildings and improvements	8,542,445	8,799,318
Retail and mixed use properties (2):
Improved land	81,117	77,536
Buildings and improvements	277,875	258,743
Properties under development (3)	1,163,610	1,986,285
Land held for development (4)	2,481,216	2,152,960
Land subject to ground leases and other (5)	424,489	404,671
Other investments (6)	321,397	652,319

Investment before depreciation	15,706,172	16,578,845
Less accumulated depreciation	1,583,299	1,368,458

Net real estate assets	$14,122,873	$15,210,387

(1)	At December 31, 2008 and 2007, we had 1,297 and 1,378 industrial operating properties consisting of 195.7 million square feet and 207.3 million square feet, respectively.

(2)	At December 31, 2008 and 2007, we had 34 and 32 retail operating properties consisting of 1.4 million square feet and 1.3 million square feet, respectively. Amounts include an office property with a cost of $7.9 million at both December 31, 2008 and 2007.

(3)	Properties under development consisted of 65 industrial properties aggregating 19.8 million square feet at December 31, 2008 and 180 properties aggregating 48.8 million square feet at December 31, 2007. At December 31, 2008, our total expected investment upon completion of the properties under development is approximately $1.9 billion, of which $1.2 billion was incurred.

(4)	Land held for future development consisted of 10,134 and 9,351 acres of land or land use rights at December 31, 2008 and 2007, respectively.

(5)	At December 31, 2008 and 2007, amount represents investments of $389.2 million and $368.5 million in land we own and lease to our customers under long-term ground leases and an investment of $35.3 million and $36.2 million in railway depots, respectively.

(6)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($9.0 million and $94.5 million at

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007, respectively.); (ii) earnest money deposits associated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; (v) cost of land use rights on operating properties in China (2007 only); and (vi) costs related to our corporate office buildings.

At December 31, 2008, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden, and the United Kingdom) and Asia (Japan and South Korea). In addition, we owned assets in China that were sold in early 2009 and are classified as held for sale at December 31, 2008.

During the last three years, we completed individual and portfolio acquisitions of industrial properties, other than those discussed in Note 4 and Note 5, as follows (aggregated, dollars and square feet in thousands):

	Number of	Aggregate	Aggregate
	Properties	Square Feet	Purchase Price	Debt Assumed

2008	25	5,812	$324,029	$6,599
2007	41	7,347	$351,639	$27,305
2006	74	13,529	$735,427	$87,919

During the years ended December 31, 2008, 2007 and 2006, we recognized gains of $11.7 million, $146.7 million and $81.5 million, respectively, in Gains Recognized on Dispositions of Certain Non-CDFS Business Assets in our Consolidated Statements of Operations for properties contributed to the property funds (2 in 2008, 77 in 2007 and 39 in 2006), from our direct owned segment. In addition, we recognized previously deferred proceeds related to non-CDFS properties sold to a third party by a property fund. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized include only the portion attributable to the third party ownership in the property funds that acquired the properties.

During the year ended December 31, 2008, we recognized impairment charges of $274.7 million related to real estate properties in our direct owned segment. See Note 13 for further discussion.

We previously identified properties that were developed or acquired with the intent to contribute them to an unconsolidated property fund. Our policy is to not depreciate these properties during the period from completion or acquisition until their contribution to the property fund. In 2008, in connection with changes in our business strategy, including uncertainty as to when, or if, these properties will be contributed and our intent to hold and operate these properties for our own use, we no longer identify specific properties for contribution to property funds. As a result, we recorded a $30.9 million adjustment to depreciation expense to depreciate these properties through December 31, 2008.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 1.89% and 11.84%, respectively, of our annualized collected base rents at December 31, 2008. At December 31, 2008, minimum lease payments on leases with lease periods greater than one year for space in our operating properties,

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

excluding properties held for sale, and including leases of land under ground leases, during each of the years in the five-year period ending December 31, 2013 and thereafter are as follows (in thousands):

2009	$680,611
2010	586,893
2011	472,766
2012	356,025
2013	248,955
Thereafter	1,255,467

$3,600,717

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses. In addition to minimum rental payments, certain customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $231.8 million, $217.0 million and $180.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. These reimbursements are reflected as rental income and rental expenses in the accompanying Consolidated Statements of Operations.

4.	Acquisitions:

In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge Holdings Limited (“Parkridge”), a European developer. The total purchase price was $1.3 billion, which was financed with $733.9 million in cash, including amounts settled in cash subsequent to the purchase date, the issuance of 4.8 million common shares (valued for accounting purposes at $71.01 per share for a total of $339.5 million) and the assumption of $191.5 million in debt and other liabilities. The cash portion of the acquisition was funded with borrowings under our credit facilities.

The acquisition included 6.3 million square feet of operating distribution properties, including developments under construction, and 1,139 acres of land, primarily in Central Europe and the United Kingdom. We allocated the purchase price based on estimated fair values and recorded approximately $724.7 million of real estate assets, $156.3 million of investments in joint ventures and other unconsolidated investees, $58.1 million of cash and other tangible assets and $325.8 million of goodwill and other intangible assets, which are included in Other Assets in our Consolidated Balance Sheet. During 2008, we recognized an impairment charge of $175.4 million related to this allocated goodwill. See Note 13. The Parkridge acquisition would not have had a material impact on our consolidated results of operations for the years ended December 31, 2007, and 2006, and as such, we have not presented any pro forma financial information.

See also Note 3 for information on real estate property acquisitions.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Unconsolidated Investees:

Summary of Investments

We have ownership interests in several unconsolidated property funds and joint ventures that we account for using the equity method. Our investments in and advances to these unconsolidated investees are summarized as follows (in thousands):

	December 31,
	2008	2007

Property funds	$1,957,977	$1,755,113
Other investees	312,016	590,164

Totals	$2,269,993	$2,345,277

Property Funds

We have investments in several property funds that own portfolios of operating industrial properties. Many of these properties were originally developed by ProLogis and contributed to these property funds, although certain of the property funds have also acquired properties from third parties. When we contribute a property to a property fund, we generally receive ownership interests (based on our pre-contribution ownership in the fund) as part of the proceeds generated by the contribution. We earn fees for acting as manager of the property funds and the properties they own. We may earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.

Summarized information regarding our proportionate share of net earnings or losses and fees and incentives related to our investments in property funds is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Earnings (loss) from unconsolidated property funds:
North America	$3,271	$17,161	$59,732
Europe	(94,429)	60,913	21,605
Asia	22,042	16,379	11,718

Total earnings (loss) from unconsolidated property funds	$(69,116)	$94,453	$93,055

Property management and other fees and incentives:
North America	$61,753	$47,164	$57,800
Europe	51,969	43,752	145,622
Asia	17,289	13,803	8,507

Total property management and other fees and incentives	$131,011	$104,719	$211,929

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about our property funds (the names in parentheses represent the legal names of the entities) is as follows:

	As of December 31,
		Square
	Number of	feet			Investment in
	properties	(in	Ownership		and advances to
	owned	millions)	Percentage		(in thousands)
Fund Names	2008	2008	2008	2007	2008	2007

ProLogis California (ProLogis California I LLC ) (1)	80	14.2	50.0%	50.0%	$102,685	$106,630
ProLogis North American Properties Fund I ( ProLogis North American Properties Fund I LLC) (1)	36	9.4	41.3%	41.3%	25,018	27,135
ProLogis North American Properties Fund VI (Allagash Property Trust) (1)	22	8.6	20.0%	20.0%	35,659	37,218
ProLogis North American Properties Fund VII (Brazos Property Trust) (1)	29	6.2	20.0%	20.0%	32,679	31,321
ProLogis North American Properties Fund VIII (Cimmaron Property Trust) (1)	24	3.1	20.0%	20.0%	13,281	14,982
ProLogis North American Properties Fund IX (Deerfield Property Trust) (1)	20	3.4	20.0%	20.0%	13,375	13,986
ProLogis North American Properties Fund X (Elkhorn Property Trust) (1)	29	4.2	20.0%	20.0%	15,567	15,721
ProLogis North American Properties Fund XI (KPJV, LLP) (1)	13	4.1	20.0%	20.0%	28,322	30,712
ProLogis North American Industrial Fund (2)	258	49.6	23.1%	23.2%	191,088	104,277
ProLogis North American Industrial Fund II (ProLogis NA2 LP) (1)(3)	150	35.8	36.9%	36.9%	265,575	274,238
ProLogis North American Industrial Fund III (ProLogis NA3 LP) (1)(4)	120	24.7	20.0%	20.0%	122,148	123,720
ProLogis Mexico Industrial Fund (ProLogis MX Fund LP) (5)	73	9.5	24.2%	20.0%	96,320	38,085
PEPR (ProLogis European Properties) (6)	246	56.3	24.9%	24.9%	321,984	494,593
PEPF II (ProLogis European Properties II) (7)	153	38.9	36.9%	24.3%	312,600	158,483
ProLogis Japan Properties Fund I (PLD/RECO Japan TMK Property Trust) (1)(8)	16	7.1	20.0%	20.0%	114,111	87,663
ProLogis Japan Properties Fund II (ProLogis Japan Properties Trust) (1)(8)	54	19.9	20.0%	20.0%	245,698	189,584
ProLogis Korea Fund (ProLogis Korea Properties Trust) (1)	13	1.9	20.0%	20.0%	21,867	6,765

Totals	1,336	296.9			$1,957,977	$1,755,113

(1)	We have one fund partner in each of these property funds.

(2)	We refer to the combined entities in which we have ownership interests with ten institutional investors as one property fund named ProLogis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. In connection with the contribution of properties in 2008, we advanced the property fund $7.5 million, all of which was repaid in 2008.

(3)	In July 2007, we acquired all of the units in Macquarie ProLogis Trust, an Australian listed property trust (“MPR”) which had an 88.7% ownership interest in ProLogis North American Properties Fund V. The total consideration was approximately $2.0 billion consisting of cash in the amount of $1.2 billion and assumed liabilities of $0.8 billion. We entered into foreign currency forward contracts to economically hedge the purchase price of MPR. As this type of contract does not qualify for hedge accounting treatment, we recognized gains of $26.6 million in 2007 when the contract settled that are included in Foreign Currency Exchange Gains and Losses, Net in our Consolidated Statements of Operations.

As a result of the MPR acquisition, we owned 100% and consolidated the results of the assets for approximately two months, at which time the lender converted certain of the bridge debt into equity of a new property fund, ProLogis North American Industrial Fund II, in which we have a 36.9% equity interest. Upon conversion by the lender in the third quarter of 2007, we recognized net gains of $68.6 million that are reflected in CDFS Acquired Property Portfolios in our Consolidated Statements of Operations.

(4)	In July 2007, we formed a new property fund to acquire a portfolio of industrial properties from a third party. We refer to the combined entities in which we have ownership interests as one property fund named

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ProLogis North American Industrial Fund III. The total consideration for the acquisition was approximately $1.8 billion, including transaction costs.

(5)	On September 11, 2007, we contributed properties to a new property fund formed with several institutional investors. We refer to the combined entities in which we have ownership interests as one property fund named ProLogis Mexico Industrial Fund. During 2008, we loaned this property fund $153.1 million that was used to repay bridge financing that had matured and for a portion of the costs related to a third party acquisition. Through December 31, 2008, the fund had repaid $137.9 million of this loan with proceeds obtained from third party financing. The loan bears interest at LIBOR plus a margin and is payable upon demand.

(6)	In December 2008, we purchased units in ProLogis European Properties Fund II (“PEPF II”) from ProLogis European Properties (“PEPR”) that represented a 20% interest for €43 million ($61.1 million) and assumed €348 million of PEPR’s future equity commitments related to these units. The units were purchased at a discount to net asset value due to PEPR’s near-term liquidity needs.

In January 2009, PEPR received offers for their remaining 10.4% interest in PEPF II for €10.5 million and recorded the resulting impairment as of December 31, 2008. As a result of the sale of units to us and the impairment of their remaining ownership (based on offers received), PEPR recognized a total loss of €310.9 million. Our share of this loss, reflected as Earnings (Loss) from Unconsolidated Property Funds in our Consolidated Statements of Operations, was $108.2 million.

In connection with the purchase of PEPR’s interest in PEPF II, PEPR has a 12-month option to repurchase the 20% interest from us at our cost per unit (including any capital contributions we have made related to these units).

In September 2006, PEPR completed an initial public offering (“IPO”), and as the manager of the property fund, we received an incentive return of $109.2 million.

(7)	In July 2007, we formed a new European property fund, PEPF II with several third party investors. From July 2007 through December 2008 PEPR owned approximately 30% of PEPF II. During that same period we owned approximately 24% of PEPF II, which included an indirect interest through PEPR. As a result of the additional 20% investment we made in December and contributions made in December, as of December 31, 2008, we own a 34.3% direct interest in PEPF II. PEPR owned a 10.4% interest in PEPF II, which due to our ownership in PEPR, results in us owning an additional 2.6% of PEPF II indirectly (combined direct and indirect ownership in PEPF II at December 31, 2008 was 36.9%).

(8)	On December 23, 2008, we entered into an agreement to sell our interests in the Japan property funds (see Note 21).

Several property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment with a portion of the proceeds from the properties we contribute to the property fund or cash. Our fund partners fulfill the commitment with the contribution of cash. The following table outlines acquisitions made by these property funds from ProLogis and third parties during the year ended December 31,

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008, including the related financing of such acquisitions, and the remaining equity commitments of each property fund as of December 31, 2008 (in millions):

	Fund Acquisitions										Available
					Equity	Remaining Equity Commitments					Under
		Third			and			Fund		Expiration	Credit
	ProLogis	Parties	Total	Debt	Other	ProLogis		Partners		Date	Facility

ProLogis North American Industrial Fund (1)	$815.2	$—	$815.2	$243.0	$572.2	$72.5		$211.7		2/10	$223.4
ProLogis Mexico Industrial Fund (2)	155.0	189.8	344.8	155.8	189.0	44.3		246.7		8/10	—
ProLogis European Properties Fund II (2)(3)	2,604.3	84.0	2,688.3	1,172.1	1,516.2	830.4	(4)	1,253.1	(4)	8/10	77.7
ProLogis Japan Properties Fund II (5)	876.8	83.7	960.5	555.0	405.5	—		—		—	—
ProLogis Korea Fund (2)	11.1	119.1	130.2	25.2	105.0	23.2		92.8		6/10	—

Total	$4,462.4	$476.6	$4,939.0	$2,151.1	$2,787.9	$970.4		$1,804.3			$301.1

(1)	The investor agreements were modified in early 2009 to extend the remaining equity commitments through 2010, which were originally scheduled to expire in February 2009. In connection with the modifications, the commitments related to property contributions were eliminated and one investor did not extend its commitment. Amounts presented reflect these changes. We expect the remaining equity commitments to be used to pay down existing debt or to make opportunistic acquisitions, depending on market conditions and other factors.

(2)	We are committed to offer to contribute substantially all of the properties that we develop and stabilize in Europe, Mexico and South Korea to these respective funds. These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss.

Dependent on market conditions, we expect to make contributions of properties to these property funds in 2009. Given the current debt markets, it is likely that the acquisitions will be financed by the property funds with all equity. Generally, the properties are contributed based on third-party appraised value (see note 3 below).

(3)	During the fourth quarter, we modified the determination of the contribution value related to 2009 contributions to PEPF II. Once the capitalization rate is determined based on a third party appraisal, a margin of 0.25 to 0.75 percentage points is added depending on the quarter contributed. This modification was made due to the belief that appraisals were lagging true market conditions. The agreement provides for an adjustment in our favor if capitalization rates at the end of 2010 are lower than those used to determine contribution values.

(4)	PEPF II’s equity commitments are denominated in euro and include ProLogis of €568.1 million, PEPR of €136.1 million and remaining fund partners of €721.3 million. Our equity commitments include the 20% interest in PEPF II we acquired from PEPR in December 2008.

(5)	In connection with the sale of our investments in the Japan property funds, we entered into an agreement to sell a property in Japan to our fund partner in 2009, which will utilize the remaining equity commitment from our fund partner. This property is included in assets held for sale at December 31, 2008.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investments in such funds are presented below as of and for the years ended December 31, 2008 and 2007 (dollars in millions):

	2008
	North
	America	Europe	Asia	Total

Revenues	$835.8	$665.6	$299.6	$1,801.0
Net earnings (loss) (1)(2)	$(24.2)	$(404.6)	$82.8	$(346.0)
Total assets	$9,979.2	$8,982.9	$5,821.6	$24,783.7
Amounts due to us	$30.2	$22.4	$147.4	$200.0
Third party debt (3)	$5,726.0	$4,829.9	$2,906.5	$13,462.4
Total liabilities	$5,985.4	$5,581.1	$3,855.1	$15,421.6
Minority interest	$10.7	$19.8	$—	$30.5
Equity	$3,983.1	$3,382.0	$1,966.5	$9,331.6
Our weighted average ownership at end of period (4)	27.5%	30.2%	20.0%	26.9%
Our investment balance (5)	$941.7	$634.6	$381.7	$1,958.0
Deferred proceeds, net of amortization(6)	$246.7	$299.0	$163.3	$709.0

	2007
	North
	America	Europe	Asia	Total

Revenues	$634.1	$493.2	$180.4	$1,307.7
Net earnings (1)(7)	$27.6	$234.1	$64.4	$326.1
Total assets	$9,034.7	$6,526.4	$3,810.5	$19,371.6
Amounts due to us	$24.8	$70.0	$109.1	$203.9
Third party debt (3)	$5,305.2	$3,456.2	$1,889.5	$10,650.9
Total liabilities	$5,678.5	$4,057.7	$2,550.7	$12,286.9
Minority interest	$17.4	$10.8	$—	$28.2
Equity	$3,338.8	$2,457.9	$1,259.8	$7,056.5
Our weighted average ownership at end of period (4)	27.9%	24.8%	20.0%	25.5%
Our investment balance (5)	$818.0	$653.1	$284.0	$1,755.1
Deferred proceeds, net of amortization (6)	$216.4	$193.9	$127.0	$537.3

(1)	In North America, two of the property funds issued short-term bridge financing in 2007 to finance their acquisitions of properties from us and third parties and entered into interest rate swap contracts, designated as cash flow hedges, to mitigate interest expense volatility associated with movements of interest rates. Based on the anticipated refinancing of the bridge financings with long-term debt issuances, certain of these derivative contracts no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recorded through earnings, along with the gain or loss on settlement. Included in net earnings (loss) from North America for 2008 are net losses of $77.0 million, which represent the losses recognized from the change in value and settlement of these contracts. We included our proportionate share of these losses of $28.2 million in Earnings (Loss) from Unconsolidated Property Funds for the year ended December 31, 2008 in our Consolidated Statements of Operations.

We have recorded our proportionate share of the losses of the North America funds in the amount of $38.0 million that relate to the instruments that qualify for hedge accounting, including the outstanding contracts discussed above in Accumulated Other Comprehensive Income in Shareholders’ Equity. Once these contracts are settled, the amount of the gain or loss upon settlement that is recorded by the property funds in comprehensive income will be amortized over the life of the forecasted transaction. As discussed above, for the contracts that did not qualify for hedge accounting, we recognized our share of the gains or

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

losses in earnings. As of December 31, 2008, ProLogis North American Industrial Fund II has outstanding interest rate swap contracts, with notional amounts aggregating $223.2 million resulting in a liability at fair value of $48.0 million and swap rates ranging from 5.73% to 5.83%.

In Japan, the property funds entered into swap contracts that fixed the interest rate of their variable rate debt. These contracts did not qualify for hedge accounting and any change in value of these contracts is recognized as an unrealized gain or loss in earnings over the term of the contract. These contracts have no cash settlement at the end of the contract term. Included in net earnings from Asia for the year ended December 31, 2008 are net losses of $20.3 million, which represent the change in value of these contracts. We included our proportionate share of these losses of $4.1 million in Earnings (Loss) from Unconsolidated Property Funds for the year ended December 31, 2008 in our Consolidated Statements of Operations.

(2)	Included in net loss for Europe in 2008 is the loss on sale and impairment of PEPR’s ownership in PEPF II, as discussed above, of $434.3 million, of which $108.2 million was our share.

(3)	As of December 31, 2008 and 2007, we had not guaranteed any of the debt of the property funds.

(4)	Represents the weighted average of our ownership interests in all property funds at December 31, based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(5)	The difference between our percentage ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the proceeds we receive from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) additional costs we incur associated with our investment in the property fund; and (iii) advances we have made to the property funds, generally timing related to fees.

(6)	This amount is recorded as a reduction to our investment and represents the proceeds that we defer when we contribute a property to a property fund due to our continuing ownership in the property.

(7)	Included in net earnings for Europe in 2007 is a net gain of $155.8 million from the disposition of 47 properties by PEPR, of which $38.2 million was our proportionate share.

Other unconsolidated investees

At December 31, 2008, we had investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and own office properties. The amounts we have recognized as our proportionate share of the earnings (loss) from our investments in other unconsolidated investees, are summarized as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

North America	$11,527	$7,428	$45,651
Europe	1,815	(2,855)	2,097

Total earnings from other unconsolidated investees	$13,342	$4,573	$47,748

In 2006, an unconsolidated investee in North America sold its assets in exchange for land parcels and certain rights to receive tax increment financing proceeds over a period of time. We recorded $35.0 million, which represents our proportionate share of the earnings. Our investment was held in a taxable subsidiary so we also recognized a deferred income tax benefit of $12.4 million and a current income tax expense of $27.0 million. This investee substantially completed its operations at the end of 2006.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our investments in and advances to these entities were as follows as of December 31 (in thousands):

	2008	2007

North America	$150,963	$146,221
Europe	161,053	249,360
Asia (1)	—	194,583

Total	$312,016	$590,164

(1)	As of December 31, 2008, all of our unconsolidated investees in China were recorded as held for sale. See Note 21.

6.	Other Assets and Other Liabilities:

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2008	2007

Goodwill	$395,626	$530,760
Value added taxes receivable	250,707	287,659
Leasing commissions	115,194	135,662
Rent leveling assets and above market leases	81,558	100,263
Fixed assets	80,323	72,509
Loan fees	39,327	40,954
Non-qualified savings plan assets	24,901	53,113
Other	141,546	187,894

Totals	$1,129,182	$1,408,814

Our other liabilities consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2008	2007

Income tax liabilities	$284,698	$192,438
Tenant security deposits	120,590	94,483
Accrued disposition costs	91,476	90,998
Deferred income taxes	82,928	107,620
Unearned rents	60,331	55,073
Non-qualified savings plan liabilities	27,206	41,558
Value added taxes payable	10,571	73,896
Below market leases	7,332	12,015
Other	66,106	101,327

Totals	$751,238	$769,408

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The leasing commissions, rent leveling asset and above market leases, net of below market leases, total $189.4 million at December 31, 2008, and are expected to be amortized as follows (in thousands):

	Amortization	Net Charge to
	Expense	Rental Income

2009	$35,413	$1,847
2010	25,148	12,832
2011	20,454	13,913
2012	15,190	12,940
2013	9,108	9,458
Thereafter	9,881	23,236

Total	$115,194	$74,226

During 2008, we recorded impairment charges on goodwill and certain other assets. See Note 13 for additional information.

7.	Assets Held for Sale and Discontinued Operations:

Held for Sale

On December 23, 2008, we announced the signing of a binding agreement to sell our operations in China and our property fund interests in Japan, to affiliates of GIC Real Estate (“GIC RE”), the real estate investment arm of the Government of Singapore Investment Corporation, for total cash consideration of $1.3 billion.

Of the total consideration, $800 million was related to the China operations. The sale of operations in China includes all our assets and liabilities, including real estate, investments in joint ventures and a property fund, as well as the assumption of all liabilities. The total consideration will be adjusted for certain fundings to the China operations after November 1, and through the date of closing. In accordance with SFAS 144, we have classified all of the assets and liabilities associated with our China operations as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2008. Based on the carrying values of these assets and liabilities, as compared with the estimated sales proceeds less costs to sell, we recognized an impairment of $198.2 million that is included in Discontinued Operations in the fourth quarter of 2008. Also included in Assets and Liabilities Held for Sale is one property in Japan that is contracted to be sold to GIC RE in 2009. See Note 21 for additional information on the sale.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the amounts included in Assets Held for Sale, is as follows (in thousands):

As of
December 31,
2008

Assets — discontinued operations — assets held for sale:
Investments in real estate assets:
Completed industrial properties	$471,221
Properties under development	225,971
Land held for development	245,965
Other investments	147,356

1,090,513
Accumulated depreciation	(15,463)

Net investments in real estate assets	1,075,050
Investments in and advances to unconsolidated investees:
Property funds	32,952
Other investees	247,507

Total investments in and advances to unconsolidated investees	280,459
Cash and cash equivalents	111,136
Other assets	42,345

Total assets before impairment	1,508,990
Impairment of assets	(198,236)

Total assets — discontinued operations — assets held for sale	$1,310,754

Liabilities — discontinued operations — assets held for sale:
Debt	$218,463
Other liabilities	104,547
Minority interest	66,874

Total liabilities — discontinued operations — assets held for sale	$389,884

At December 31, 2007, we had two properties that were classified as held for sale on our Consolidated Balance Sheets that were sold in the first quarter of 2008.

Discontinued Operations

The China operations and the one Japan property held for sale, along with the operations of the properties disposed of to third parties, including land subject to ground leases, the impairment related to our China operations and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations if it is directly attributable to these properties.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income attributable to discontinued operations for the years ended December 31 is summarized as follows (in thousands):

	2008	2007	2006

Revenues:
Rental revenue	$32,842	$27,741	$71,085
CDFS dispositions proceeds — acquired property portfolios	83,648	—	—
Development management and other income	1,514	348	—

Total revenues	118,004	28,089	71,085

Expenses:
Rental expenses	18,143	7,643	29,307
Cost of CDFS dispositions — acquired property portfolios	83,648	—	—
General and administrative	21,721	11,354	6,323
Reduction in workforce	3,300	—	—
Depreciation and amortization	11,485	9,454	15,036
Other expenses	5,088	—	—

Total expenses	143,385	28,451	50,666

Operating income (loss)	(25,381)	(362)	20,419
Other income (expense):
Earnings (loss) from unconsolidated investees	(16,182)	6,592	2,955
Interest and other income, net	3,845	2,319	705
Minority interest share in (earnings) loss	10,068	(1,189)	(6)
Foreign currency exchange loss	(3,092)	(217)	(358)
Income taxes	(1,888)	(2,044)	(742)

Total other income (expense)	(7,249)	5,461	2,554

Income (loss) attributable to assets held for sale and disposed properties	(32,630)	5,099	22,973
Impairment related to assets held for sale — China operations	(198,236)	—	—
Gains recognized on dispositions	19,501	81,497	137,243

Total discontinued operations	$(211,365)	$86,596	$160,216

The following properties were disposed of and included in discontinued operations during each of the years ended December 31 (dollars in thousands):

	2008	2007	2006

Non-CDFS business assets:
Number of properties	9	75	74
Net proceeds from dispositions	$66,687	$221,063	$531,969
Net gains from dispositions	$9,718	$52,776	$103,729
CDFS business assets:
Number of properties	6	5	15
Net proceeds from dispositions	$60,741	$205,775	$245,500
Net gains from dispositions	$9,783	$28,721	$33,514

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Debt:

Our debt consisted of the following as of December 31 (in thousands):

	2008	2007

Global Line	$2,617,764	$1,955,138
Credit Facility	600,519	609,222
Senior and other notes	3,995,410	4,281,884
Convertible senior notes	2,886,401	2,332,905
Secured debt	877,916	1,294,809
Assessment bonds	29,626	32,110

Total	$11,007,636	$10,506,068

Unsecured Lines of Credit

At December 31, 2008, our credit facilities provide aggregate borrowing capacity of $4.4 billion. This includes our global line of credit, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, South Korean won and Canadian dollar (“Global Line”). This also includes a multi-currency credit facility that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling (“Credit Facility”) and a 35 million British pound sterling facility (“Sterling Facility”). The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (2.46% per annum at December 31, 2008 based on a weighted average using local currency rates). The Global Line and Credit Facility mature in October 2009; however, we can exercise a 12-month extension at our option for all currencies, subject to certain customary conditions and the payment of an extension fee. These customary conditions include; (i) we are not in default; (ii) we have appropriately approved such an extension; and (iii) we certify that certain representations and warranties, contained in the agreements, are true and correct in all material respects. We expect to exercise this option. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. The Sterling Facility matures December 31, 2009.

As of December 31, 2008, under these facilities, we had outstanding borrowings of $3.2 billion and letters of credit of $142.4 million, resulting in remaining borrowing capacity of approximately $1.1 billion. These amounts do not include borrowing capacity of $106.0 million with outstanding borrowings of $78.6 million related to our China operations, which are presented as held for sale at December 31, 2008 (see Note 7). All outstanding amounts related to the China borrowings were refinanced subsequent to December 31, 2008 and assumed by the buyer in connection with the sale.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our lines of credit borrowings, not including our China operations, are summarized below (dollars in millions):

	Years Ended December 31,
	2008	2007	2006

Weighted average daily interest rate	3.26%	3.72%	3.03%
Borrowings outstanding at December 31	$3,218.3	$2,564.4	$2,462.8
Weighted average daily borrowings	$3,248.4	$3,075.9	$2,294.7
Maximum borrowings outstanding at any month end	$3,663.6	$3,538.2	$2,760.8
Aggregate borrowing capacity of all lines of credit at December 31	$4,432.1	$4,354.9	$3,529.3
Outstanding letters of credit under the lines of credit	$142.4	$148.2	$129.1
Aggregate remaining capacity available to us on all lines of credit at December 31	$1,071.5	$1,642.4	$937.4

Senior and Other Notes

In December 2008, we purchased $309.7 million of our 5.25% senior notes due November 15, 2010 for $216.8 million in a tender offer resulting in a gain of $90.7 million that is reported as Gain on Early Extinguishment of Debt in our Consolidated Statements of Operations. We utilized borrowings under our global lines of credit to fund the tender offer. This transaction represents approximately 62 percent of the principal amount of this series of notes outstanding prior to the tender offer.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our senior and other notes outstanding at December 31, 2008 are summarized as follows (dollars in thousands):

	Principal	Coupon
Maturity Date	Balance	Rate

Senior notes:
March 1, 2009 (1)	$18,750	8.72%
May 15, 2009 (1)	9,375	7.88%
August 24, 2009 (1)(2)	250,000	floating
November 15, 2010 (1)	190,278	5.25%
April 1, 2012 (1)	450,000	5.50%
March 1, 2013 (1)	300,000	5.50%
February 1, 2015 (3)	100,000	7.81%
March 1, 2015 (4)	50,000	9.34%
November 15, 2015 (1)	400,000	5.63%
April 1, 2016 (1)	400,000	5.75%
May 15, 2016 (5)	50,000	8.65%
November 15, 2016 (1)	550,000	5.63%
July 1, 2017 (1)	100,000	7.63%
May 1, 2018 (1)(6)	600,000	6.63%

Total senior notes	3,468,403

Other notes:
November 20, 2009 (1)	25,000	7.30%
April 13, 2011 (1)(7)	511,560	4.38%

Total other notes	536,560

Total par value	4,004,963
Discount, net	(9,553)

Total senior and other notes, net	$3,995,410

(1)	Principal due at maturity.

(2)	Represents $250.0 million of senior notes that bear interest at a variable rate based on LIBOR plus a margin (2.4% at December 31, 2008).

(3)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $10.0 million to $20.0 million.

(4)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $5.0 million to $12.5 million.

(5)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $5.0 million to $12.5 million.

(6)	We issued these notes in May 2008.

(7)	Represents €350.0 million notes.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our obligations under the senior notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually.

We have designated the senior and other notes and our credit facilities as “Designated Senior Debt” under and as defined in the Amended and Restated Security Agency Agreement dated as of October 6, 2005 (the “Security Agency Agreement”) among various creditors (or their representatives) and Bank of America, N.A., as Collateral Agent. The Security Agency Agreement provides that all Designated Senior Debt holders will, subject to certain exceptions and limitations, have the benefit of certain pledged intercompany receivables and share payments and other recoveries received post default/post acceleration so that all Designated Senior Debt holders receive payment of substantially the same percentage of their respective credit obligations.

All of the senior and other notes, except for the $250.0 million floating rate notes due August 24, 2009, are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and a trust deed.

Convertible Notes

In May 2008, we closed on $550.0 million of 2.625% convertible senior notes due 2038 and $600.0 million of senior notes. The proceeds were used to repay $346.6 million of secured debt that was scheduled to mature in November 2008, borrowings on our credit facilities and for general corporate purposes. In addition, we issued convertible senior notes in 2007 due 2037, ($1.25 billion in March 2007 and $1.12 billion in November 2007). We used the net proceeds of approximately $2.33 billion, after underwriter’s discounts, to repay a portion of the outstanding balance under our Global Line, to repay our 7.25% senior notes that matured in November 2007 and for general corporate purposes. We refer to the three convertible senior note issuances as “Convertible Notes”.

The Convertible Notes are senior obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a conversion rate per $1,000 of principal amount of the notes of 13.0576 shares for the March 2007 issuance, 12.1957 shares for the November 2007 issuance and 13.1203 shares for the May 2008 issuance. The initial conversion price represents a 20% premium over the closing price of our common shares at the date of first sale ($76.58 for the March 2007 issuance, $82.00 for the November 2007 issuance and $76.22 for the May 2008 issuance) and is subject to adjustment under certain circumstances. The notes, issued in 2007 and 2008, are redeemable at our option beginning in 2012 and 2013, respectively, for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the notes have the right to require us to repurchase their notes for cash on specific dates approximately every five years beginning in 2012 and 2013, respectively, and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2012 and 2013 in the schedule of debt maturities below.

While we have the legal right to settle the conversion in either cash or shares, we intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the current conversion rates, 37.2 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. When the Conversion Spread becomes dilutive to our earnings per share, (i.e., when our share price exceeds $76.58 for the March issuance, $82.00 for the November issuance and $76.22 for the May 2008 issuance) we will include the shares in our computation of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

diluted earnings per share. The conversion option associated with the notes, when analyzed as a free standing instrument, meets the criteria under the Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Common Stock”, and therefore, we have accounted for the debt as a single instrument and not bifurcated the derivative instrument. See Note 2 for a change in accounting that will impact our accounting for the Convertible Notes beginning January 1, 2009.

Secured Debt

Our secured debt outstanding at December 31, 2008 includes any premium or discount recorded at acquisition and consisted of the following (dollars in thousands):

				Balloon
		Periodic		Payment
	Interest	Payment	Carrying	Due at
Maturity Date	Rate (1)	Date	Value	Maturity

April 1, 2012	7.05%	(2)	$234,044	$196,462
August 1, 2015	5.47%	(2)	131,069	$111,690
April 12, 2016	7.25%	(2)	202,326	$149,917
April 1, 2024	7.58%	(2)	192,623	$127,187
Various	(3)	(3)	117,854	(3)

Total secured debt (4)			$877,916

(1)	The weighted average annual interest rate for total secured debt was 6.73% for the year ended December 31, 2008.

(2)	Monthly amortization with a balloon payment due at maturity.

(3)	Includes 12 mortgage notes with interest rates ranging from 4.7% to 7.23%, maturing from 2009 to 2025, primarily requiring monthly amortization with a balloon payment at maturity. The combined balloon payment for all of the notes is $109.3 million.

(4)	Debt is secured by 185 real estate properties with an aggregate undepreciated cost of $1.9 billion at December 31, 2008.

Assessment Bonds

The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $999.2 million at December 31, 2008. Interest rates range from 4.75% per annum to 8.75% per annum. Maturity dates range from 2009 to 2033.

Debt Covenants

Under the terms of certain of our debt agreements, we are currently subject to six different sets of financial covenants that include leverage ratios, fixed charge and debt service coverage ratios, investments and indebtedness to total asset value ratios, minimum consolidated net worth and restrictions on distributions and redemptions. The most restrictive covenants relate to the total leverage ratio and the fixed charge coverage ratio. All covenants are calculated based on the definitions and calculations included in the respective debt agreements, which may be different than definitions within other agreements.

All of our senior notes were issued under the 1995 indenture (“Original Indenture”) or supplemental indentures. We refer to the Original Indenture, as amended by supplemental indentures, collectively as the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Indenture”. These notes are subject to certain financial covenants, other than the convertible senior notes that, although issued under the Indenture, are not subject to financial covenants. In November 2005, in connection with the issuance of senior notes, we modified certain financial and operating covenants under the Indenture. Also, in May 2008, in connection with an additional issuance of senior notes, we further modified certain financial and operating covenants under the Indenture. All notes issued under the Indenture are currently subject to the Original Indenture covenants until all senior notes outstanding prior to November 2, 2005 are repaid. At that time, any senior notes issued on or after November 2, 2005 and before May 7, 2008 will be subject to the covenants as modified in November 2005 under the Second Supplemental Indenture (and such notes are also currently subject to such modified covenants), and any senior notes issued on or after May 7, 2008 will be subject to the covenants as modified in May 2008 under the Seventh Supplemental Indenture (and such notes are also currently subject to such modified covenants).

As of December 31, 2008, we were in compliance with all of our debt covenants.

Long-Term Debt Maturities

Principal payments due on our debt, excluding unsecured lines of credit, during each of the years in the five-year period ending December 31, 2013 and thereafter are as follows (in thousands):

2009 (1)	$339,276
2010	249,909
2011	561,552
2012 (2)	3,074,021
2013 (2)	926,631
Thereafter	2,643,933

Total principal due	7,795,322
Discount, net	(5,969)

Total carrying value	$7,789,353

(1)	We have the intent and ability to pay the amounts due in 2009 with available cash or borrowings under our available credit facilities.

(2)	The maturities in 2012 and 2013 included the aggregate principal amounts of the convertible notes of $2,370.5 million and $550.0 million, respectively, due to potential conversion and/or redemption in these years, as discussed above.

Interest Expense

Interest expense includes the following components (in thousands):

	Years Ended December 31,
	2008	2007	2006

Gross interest expense	$477,933	$487,410	$397,453
Amortization of premium, net	(702)	(7,797)	(13,861)
Amortization of deferred loan costs	12,759	10,555	7,673

	489,990	490,168	391,265
Capitalized amounts	(148,685)	(121,656)	(95,636)

Net interest expense	$341,305	$368,512	$295,629

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2008, 2007 and 2006 was $339.5 million, $356.8 million and $288.2 million, respectively.

9.	Minority Interest:

We have reported minority interest related to three real estate partnerships in North America and other entities we consolidate but do not wholly own. The real estate partnerships have limited partnership units, held by minority interest holders, that are convertible into our common shares at a rate of 1 or 1.1 common shares to 1 unit depending on the partnership. Information at December 31 is as follows (dollars in thousands):

	2008		2007
Type of Entity	Balance	Minority Interest	Balance	Minority Interest

North America limited partnerships (1)(2)(3)	$14,396	4-7%	$31,192	4-31%
North America — joint ventures	676	1-25%	537	1-25%
Europe joint venture	4,806	50%	6,286	50%
China joint ventures (4)	—		40,646	20-49%

	$19,878		$78,661

(1)	At December 31, 2008 and 2007, an aggregate of 1,233,566 and 5,052,197 limited partnership units, respectively, held by minority interest holders are convertible into 1,234,556 and 5,053,187 common shares, respectively. The majority of the outstanding limited partnership units are entitled to receive cumulative preferential quarterly cash distributions equal to the quarterly distributions paid on our common shares.

(2)	Certain properties owned by one of these partnerships cannot be sold, other than in tax-deferred exchanges, prior to the occurrence of certain events and without the consent of the limited partners. The partnership agreement provides that a minimum level of debt must be maintained within the partnership, which can include intercompany debt to us.

(3)	In 2008, 3,911,923 of outstanding limited partnership units were converted into an equal number of common shares. Also in 2008, we issued 93,293 limited partnership units in exchange for a property that was contributed by a minority interest unitholder to the partnership.

(4)	Our China operations are classified as held for sale at December 31, 2008.

10.	Shareholders’ Equity:

Shares Authorized

At December 31, 2008, 375.0 million shares were authorized to be issued, of which 362.58 million shares represent common shares. The Board of Trustees (“Board”) may, without shareholder approval, increase the number of authorized shares and may classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Shares

In February 2007, we issued 4.8 million common shares in connection with the Parkridge acquisition (see Note 4).

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We sell and/or issue common shares under various common share plans, including share-based compensation plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allows holders of common shares to automatically reinvest distributions and certain holders and persons who are not holders of common shares to purchase a limited number of additional common shares by making optional cash payments, without payment of any brokerage commission or service charge. Common shares that are acquired under the 1999 Dividend Reinvestment Plan through reinvestment of distributions are acquired at a price ranging from 98% to 100% of the market price of such common shares, as we determine.

•	Controlled Equity Offering Program: Currently allows us to sell up to 15 million common shares through one designated agent who earns a fee up to 2.25% of the gross proceeds, as agreed on a transaction-by-transaction basis. In 2008, 3.4 million shares were issued resulting in 11.6 million shares available for future issuance.

•	The Incentive Plan and Outside Trustees Plan: Certain of our employees and outside trustees participate in share-based compensation plans that provide compensation, generally in the form of common shares. See Note 11 for additional information on these plans.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees may purchase common shares, through payroll deductions only, at a discounted price of 85% of the market price of the common shares. The aggregate fair value of common shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of common shares that may be issued under the Employee Share Plan may not exceed 5.0 million common shares. As of December 31, 2008, we have 4.7 million shares available under this plan.

Under the plans discussed above, we issued shares and received proceeds as follows (in thousands):

	2008		2007		2006
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds

1999 Dividend Reinvestment Plan	335	$4,376	66	$4,145	69	$3,738
Controlled Equity Offering Program	3,367	196,381	—	—	5,383	320,786
Incentive Plan and Outside Trustees Plan	1,603	16,359	1,781	31,151	1,460	31,350
Employee Share Plan	76	1,950	44	2,140	39	1,643

Total	5,381	$219,066	1,891	$37,436	6,951	$357,517

Limited partnership units were redeemed into 3.9 million common shares in 2008, 128,000 common shares in 2007, and 180,000 common shares in 2006 (see Note 9).

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

Preferred Shares

At December 31, 2008, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares”, and “Series G Preferred Shares”). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of our other capital shares, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with the other series of preferred shares.

Our preferred shares outstanding at December 31, 2008 are summarized as follows:

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Distributions and Dividends

The following summarizes the taxability of our common share distributions and preferred share dividends (taxability for 2008 is estimated):

	Years Ended December 31,
	2008	2007	2006

Per common share:
Ordinary income	$1.01	$0.89	$0.95
Qualified dividend	0.01	—	0.04
Capital gains	1.05	0.64	—
Return of capital	—	0.31	0.61

Total distribution	$2.07	$1.84	$1.60

Per preferred share — Series C:
Ordinary income	$2.07	$2.47	$4.10
Qualified dividend	0.03	—	0.17
Capital gains	2.17	1.80	—

Total dividend	$4.27	$4.27	$4.27

Per preferred share — Series F:
Ordinary income	$0.82	$0.98	$1.62
Qualified dividend	0.01	—	0.07
Capital gains	0.86	0.71	—

Total dividend	$1.69	$1.69	$1.69

Per preferred share — Series G:
Ordinary income	$0.82	$0.98	$1.62
Qualified dividend	0.01	—	0.07
Capital gains	0.86	0.71	—

Total dividend	$1.69	$1.69	$1.69

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2008, the Board set the expected annual distribution rate for 2009 at $1.00 per common share, subject to market conditions and REIT distribution requirements. The payment of common share distributions, as well as whether the distribution will be payable in cash or shares of beneficial interest, or some combination, is dependent upon our financial condition and operating results and may be adjusted at the discretion of the Board during the year. A cash distribution of $0.25 per common share for the first quarter of 2009 was declared on February 9, 2009. This distribution will be paid on February 27, 2009 to holders of common shares on February 19, 2009.

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

Our tax return for the year ended December 31, 2008 has not been filed. The taxability information presented for our distributions and dividends paid in 2008 is based upon management’s estimate. Our tax returns for previous tax years have not been examined by the Internal Revenue Service (“IRS”) other than those discussed in Note 14. Consequently, the taxability of distributions and dividends is subject to change.

11.	Long-Term Compensation:

The 2006 long-term incentive plan together with our 1997 long-term incentive plan and outside trustees plan (the “Incentive Plan”) have been approved by our shareholders and provides for grants of share options, stock appreciation rights (“SARs”), full value awards and cash incentive awards to employees and other persons providing services to us and our subsidiaries, including outside trustees. No more than 28,560,000 common shares in the aggregate may be awarded under the Incentive Plan. In any one calendar-year period, no participant shall be granted: (i) more than 500,000 share options and SARs; (ii) more than 200,000 full value performance based awards; or (iii) more than $10,000,000 in cash incentive awards. Common shares may be awarded under the Incentive Plan until it is terminated by the Board. At December 31, 2008, 3.5 million common shares were available for future issuance under the Incentive Plan.

Share Options

We have granted various share options to our employees and trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) on December 31st of each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. At December 31, 2008, there were 1,078,562 share options with a weighted average exercise price and remaining life of $21.45 and 1.2 years, respectively, that will earn DEUs in the future. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to employees since September 2006 have an exercise price equal to the closing market price of our common shares on the date of grant. Prior to September 2006, the exercise price was based on the average of the high and low prices on the date of grant. Share options granted to outside trustees generally vest immediately.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share options outstanding at December 31, 2008 were as follows:

				Weighted
				Average
	Number of		Expiration	Remaining Life
	Options	Exercise Price	Date	(in years)

Outside trustees	100,000	$19.75 - $43.80	2009-2015	3.64
Incentive Plan:
1999 grants	513,826	$17.19 - $18.63	2009	0.7
2000 grants	534,736	$21.75 - $24.25	2010	1.7
2001 grants	332,485	$20.67 - $22.02	2011	2.7
2002 grants	583,185	$22.98 - $24.76	2012	3.7
2003 grants	808,317	$24.90 - $31.26	2013	4.7
2004 grants	1,332,530	$29.41 - $41.50	2014	5.7
2005 grants	811,199	$40.86 - $45.46	2015	6.9
2006 grants	637,034	$53.07 - $59.92	2016	8.0
2007 grants	747,459	$60.60 - $64.82	2017	9.0
2008 grants	1,378,976	$6.87 - $61.75	2018	9.9

Total	7,779,747			6.1

The activity for the year ended December 31, 2008, with respect to our share options, is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Life
	Options	Price	Options	Price	(in years)

Balance at January 1, 2008	7,998,410	$36.63
Granted	1,378,976	7.02
Exercised	(1,066,461)	23.92
Forfeited	(531,178)	56.61

Balance at December 31, 2008	7,779,747	$31.76	5,526,718	$32.71	4.8

The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $2.38, $11.42 and $10.40, respectively. Total remaining compensation cost related to unvested share options as of December 31, 2008 was $12.5 million, prior to adjustments for forfeited awards and capitalized amounts due to our development and leasing activities.

The activity for the year ended December 31, 2008, with respect to our non-vested share options, is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2008	2,494,128	$9.33
Granted	1,378,976	2.38
Vested	(1,181,825)	8.95
Forfeited	(438,250)	10.53

Balance at December 31, 2008	2,253,029	$5.04

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Full Value Awards

Restricted Share Units

Restricted share units (“RSUs”) are granted at a rate of one common share per RSU to our employees. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which is generally four or five years. The RSUs do not carry voting rights during the vesting period, but do generally earn DEUs that vest according to the underlying RSU. The weighted-average fair value of RSUs granted during the years 2008, 2007 and 2006 was, $10.51, $63.25 and $53.86, respectively. In addition, annually we issue fully vested deferred share units to our outside trustees, which are expensed at the time of grant and earn DEUs.

Contingent Performance Shares and Performance Share Awards

Certain employees are granted contingent performance shares (“CPSs”). There were grants of CPSs each year beginning in 2005. The CPSs are earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These CPSs generally vest over a three-year period and the recipient must continue to be employed by us until the end of the vesting period. The amount of CPSs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to twice the targeted award, or a maximum of 444,000 shares at December 31, 2008. For purposes of calculating compensation expense, we consider the CPSs to have a market condition and therefore we have estimated the grant date fair value of the CPSs using a pricing valuation model. We recognize the value of the CPSs granted as compensation expense utilizing the grant date fair value and the target shares over the vesting period. The amount of compensation expense is not adjusted based on the CPSs paid out at the end of the vesting period, but is adjusted for forfeited awards. The CPSs issued in 2008 were all to our former Chief Executive Officer and had different terms in connection with his employment agreement. These awards were forfeited when he resigned in November 2008.

Certain employees were granted Performance Share Awards (“PSAs”) through December 31, 2005 based on individual and company performance criteria. If a PSA was earned based on the performance criteria, the recipient must have continued to be employed by us until the end of the vesting period before any portion of the grant is vested, generally two years. The PSAs were valued based upon the market price of a common share on grant date. We recognized the value of the PSAs granted as compensation expense over the vesting period.

These awards carry no voting rights during the vesting period, but do earn DEUs that are vested at the end of the vesting period of the underlying award. The weighted-average fair value of CPSs granted during the years 2008, 2007 and 2006 was $22.72, $71.48, and $64.35, respectively.

Dividend Equivalent Units

RSUs, CPSs and certain share options granted through 2000 earn DEUs in the form of common shares at a rate of one common share per DEU. We treat the DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.

Summary of Activity of CPSs and RSUs

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity with respect to our CPSs and RSUs is as follows:

	Shares Outstanding
	Number of	Weighted Average	Number of
	Shares	Original Value	Vested Shares

Balance at January 1, 2008	2,554,786	$50.50	829,689

Granted	1,780,365	12.57
Distributed	(438,702)	36.20
Forfeited	(515,440)	39.01

Balance at December 31, 2008	3,381,009	$34.13	844,602

Total remaining compensation cost related to unvested CPSs and RSUs as of December 31, 2008 was $53.2 million, prior to adjustments for forfeited awards and capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2012, which equates to a weighted average period of 2.0 years.

The activity for the year ended December 31, 2008, with respect to our non-vested CPSs and RSUs is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2008	1,725,097	$57.55
Granted	1,780,365	12.57
Vested	(453,615)	39.59
Forfeited	(515,440)	39.01

Balance at December 31, 2008	2,536,407	$32.96

Compensation Expense

During the years ended December 31, 2008, 2007 and 2006, we recognized $28.3 million, $23.9 million and $21.6 million, respectively, of compensation expense under the provisions of SFAS 123R including awards granted to our outside trustees and net of forfeited awards. These amounts include expense reported as General and Administrative Expenses, RIF charges and Discontinued Operations and are net of $12.1 million, $10.8 million and $8.4 million, respectively, that was capitalized due to our development and leasing activities.

We calculated the fair value of the options granted in each of the following years using a Black-Scholes pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2008	2007	2006

Risk-free interest rate	2.56%	3.78%	4.51%
Dividend yield	1.92%	3.44%	3.40%
Volatility	40.35%	23.43%	19.46%
Weighted average option life	5.8 years	5.8 years	5.8 years

We use historical data to estimate dividend yield, share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free interest rate for periods within the expected term of the share option is based on the U.S. Treasury yield curve in effect at the time of grant. To

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

calculate expected volatility, we use historical volatility of our common stock and implied volatility of traded options on our common stock.

Other Plans

We have a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in common shares of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). A total of 190,000 common shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed common shares is based on the employee’s years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2008, no common shares have been issued under the 401(k) Plan. All of our matching contributions have been made with common shares purchased by us in the open market.

We have a nonqualified savings plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. We match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching contributions vest in the same manner as the 401(k) Plan. On a combined basis for both plans, our contributions under the matching provisions were $1.4 million, $1.1 million and $1.1 million for 2008, 2007 and 2006, respectively.

12.	Reduction in Workforce:

During the fourth quarter of 2008, in response to the difficult economic climate, we initiated General and Administrative expense reductions with a near-term target of a 20 to 25% reduction. These initiatives included a reduction in workforce (“RIF”) plan that had a total cost of $26.4 million, including $3.3 million for China that is presented as discontinued operations in our Statements of Operations. Of the total cost of the RIF, $20.2 million has not been paid and is accrued as of December 31, 2008 and the majority of which will be paid by March 31, 2009. We may incur RIF charges in 2009 for additional employees identified due to our change in business strategy.

13.	Impairment Charges:

During 2008, due to the decline in global market conditions, we performed a review of the recoverability of our long-lived assets in accordance with the applicable accounting literature and our accounting policies.

Impairment of Real Estate Properties

Due to the current market conditions and the resulting changes in our business strategy during the fourth quarter of 2008, we determined that there were certain real estate assets, primarily land parcels, for which it was more likely that we would dispose of the asset rather than develop and/or hold and use the asset. During this timeframe, the capitalization rates used to value these properties have increased, which along with the distressed market conditions, has contributed to a significant decline in fair value, especially in the United Kingdom. As a result of our review and based on our intent with regard to these properties, we recognized impairment charges of $274.7 million to adjust the carrying value to fair value as of December 31, 2008. In addition, we recognized impairment charges related to costs that had been previously deferred related to

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

potential future development costs as it is no longer probable that we will complete the development of these properties given the current market conditions, specifically in the United Kingdom, as follows (in thousands):

Land	$194,137
Properties under development	19,814
Completed properties	15,026
Pre-development costs	45,728

Total	$274,705

Impairment of Goodwill and Other Assets

We performed our annual review of the goodwill in our CDFS business segment (Europe reporting unit) during the third quarter of 2008 and no impairment was indicated. During the fourth quarter of 2008, we changed our business strategy in response to the deterioration in the global economy to no longer focus on CDFS business activities. As a result, the investment and development activities previously included in the CDFS business segment have been transferred, along with the related assets, to the direct owned and investment management segments (Europe reporting unit). The related goodwill was transferred to the respective segments based on the relative fair value of the assets transferred. Due to the economic conditions, including the significant decrease in our common stock price and the decline in fair value of certain of our real estate properties, specifically investments in land in the United Kingdom (as discussed in real estate impairment) of both land we plan to hold and to dispose, we believed that an additional review of goodwill was warranted as of December 31, 2008. In connection with this review, we recognized an impairment charge of $175.4 million of the goodwill allocated to the direct owned segment in the Europe reporting unit due primarily to the decrease in fair value associated with the land investments included in this segment. This goodwill related to an acquisition made in 2007.

We performed a review of the goodwill allocated to the direct owned segment in North America during the fourth quarter of 2008 and no impairment was indicated. We own a substantial portfolio of operating real estate properties in North America for which the carrying value, including goodwill, is significantly lower than the net asset value of the properties. In addition, we performed a review of the goodwill allocated to the investment management segment in Europe during the fourth quarter of 2008 and no impairment was indicated. Within our investment management segment, we include our investments in property funds, as well as the fee income that is generated related to the management of these properties. When we calculate the present value of the future cash flows from these activities, the fair value is significantly in excess of the carrying value of our investments, including goodwill. The remaining amount relates to impairment charges on our investments in unconsolidated investees, notes receivable and other assets.

14. Income Taxes:

Liability for Unrecognized Tax Benefits

For 2008, 2007 and 2006, we, and our consolidated REIT subsidiary, believe we have complied with the REIT requirements of the Code. The statute of limitations for our tax returns is generally three years, with our major tax jurisdictions being the United States, Japan, Luxembourg and the United Kingdom. As such, our tax returns that remain subject to examination would be primarily from 2005 and thereafter, except for Catellus, a subsidiary we acquired in 2005.

Certain 1999 through 2005 federal and state income tax returns of Catellus are currently under audit by the IRS and various state taxing authorities. In November 2008, we agreed to enter into a closing agreement with the IRS for the settlement of the 1999 through 2002 audits for $230.0 million. As a result, we increased our

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unrecognized tax liability by $85.4 million, including interest and penalties. As this liability was an income tax uncertainty related to an acquired company, we increased goodwill by $66.6 million related to the liability that existed at the acquisition date. The remaining amount is included in current income tax expense in 2008. The payment terms and the closing agreement related to the $230.0 million settlement are in the process of being finalized.

The unrecognized tax benefit liability, which is defined in FIN 48 as the difference between a tax position taken or expected to be taken in a tax return and the benefit measured and recognized in the financial statements, at December 31, 2008 and 2007, which includes accrued interest and penalties of $114.4 million and $70.9 million, respectively, principally consists of estimated federal and state income tax liabilities associated with acquired companies.

A reconciliation of the liability for unrecognized tax benefits is as follows (in thousands):

	2008	2007

Balance at January 1,	$192,438	$172,650
Additions based on tax positions related to the current year	4,785	8,501
Additions for tax positions of prior years	143,045	16,109
Reductions for tax positions of prior years	(49,168)	(2,322)
Reductions due to lapse of applicable statute of limitations	(6,402)	(2,500)

Balance at December 31,	$284,698	$192,438

Components of Earnings (Loss) before Income Taxes

Components of earnings (loss) before income taxes for the years ended December 31, are as follows (in thousands):

	2008	2007	2006

Domestic	$59,321	$275,334	$349,602
International	(186,718)	779,265	394,335

Total	$(127,397)	$1,054,599	$743,937

Summary of Current and Deferred Income Taxes

Components of the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2008	2007	2006

Current income tax expense
Federal	$30,020	$28,264	$49,900
Non-U.S	32,283	35,423	19,512
State and local	1,138	2,652	14,096

Total Current	63,441	66,339	83,508

Deferred income tax (benefit) expense
Federal	9,637	(16,197)	(26,382)
Non-U.S	(5,067)	16,713	(27,340)

Total Deferred	4,570	516	(53,722)

Total income tax expense	$68,011	$66,855	$29,786

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our TRSs, state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our income tax liabilities. During the years ended December 31, 2008, 2007 and 2006, we recognized $37.7 million, $22.0 million, and $11.1 million, respectively, of interest and penalties related to our unrecognized tax benefits. During the years ended December 31, 2008, 2007 and 2006, cash paid for income taxes was $67.3 million, $35.9 million and $74.1 million, respectively.

Deferred Income Taxes

Deferred income tax expense is generally a function of the period’s temporary differences, the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements for contributions to certain property funds.

For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our TRSs, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible assets at the date of acquisition. As taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, was reflected as an adjustment to goodwill through December 31, 2008. During the years ended December 31, 2008 and 2007, we reduced deferred tax liabilities and goodwill by $8.8 million and $16.3 million, respectively. Beginning in 2009, in connection with the adoption of SFAS 141R, any increases or decreases related to tax uncertainties will be reflected in earnings.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2008	2007

Deferred income tax assets:
Net operating loss carryforwards (1)	$17,775	$22,139
Basis difference — real estate properties	6,378	8,060
Alternative minimum tax credit carryforward	921	786
Other — temporary differences	14,754	15,007

Total deferred income tax assets	39,828	45,992
Valuation allowance	—	(675)

Net deferred income tax assets	39,828	45,317

Deferred income tax liabilities:
Basis difference — real estate properties	5,009	50,698
Built-in gains — real estate properties	23,279	29,802
Basis difference — equity investees	11,210	11,554
Built-in gains — equity investees	24,741	26,597
Indemnification liabilities	38,412	15,451
Other — temporary differences	20,105	18,835

Total deferred income tax liabilities	122,756	152,937

Net deferred income tax liabilities	$82,928	$107,620

(1)	At December 31, 2008, we had net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of $45.9 million. If not utilized, the U.S. NOLs expire between 2022 and 2027.

Indemnification Agreements

We have indemnification agreements related to most property funds operating outside of the United States for the contribution of certain properties. We enter into agreements whereby we indemnify the funds, or our fund partners, for taxes that may be assessed with respect to certain properties we contribute to these funds. Our contributions to these funds are generally structured as contributions of shares of companies that own the real estate assets. Accordingly, the capital gains associated with the step up in the value of the underlying real estate assets, for tax purposes, are deferred and transferred to the funds at contribution. We have generally indemnified these funds to the extent that the funds: (i) incur capital gains or withholding tax as a result of a direct sale of the real estate asset, as opposed to a transaction in which the shares of the company owning the real estate asset are transferred or sold or (ii) are required to grant a discount to the buyer of shares under a share transfer transaction as a result of the funds transferring the embedded capital gain tax liability to the buyer of the shares in the transaction. The agreements generally limit the amount that is subject to our indemnification with respect to each property to 100% of the actual tax liabilities related to the capital gains that are deferred and transferred by us to the funds at the time of the initial contribution less any deferred tax assets transferred with the property.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with respect to those properties, we recognized a deferred income tax benefit of $36.8 million related to the reversal of this obligation in 2006.

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related property fund or disposition of any properties by the property fund. As discussed above, two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements, which we have estimated as $38.4 million and $15.5 million at December 31, 2008 and 2007, respectively. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

15.	Earnings Per Common Share:

We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2008(1)	2007	2006

Net earnings (loss) attributable to common shares	$(432,196)	$1,048,917	$848,951
Minority interest (2)	—	4,814	3,451

Adjusted net earnings (loss) attributable to common shares	$(432,196)	$1,053,731	$852,402

Weighted average common shares outstanding — Basic	262,729	256,873	245,952
Incremental weighted average effect of conversion of limited partnership units	—	5,078	5,198
Incremental weighted average effect of share awards (3)	—	5,275	5,702

Weighted average common shares outstanding — Diluted	262,729	267,226	256,852

Net earnings (loss) per share attributable to common shares — Basic	$(1.65)	$4.08	$3.45

Net earnings (loss) per share attributable to common shares — Diluted	$(1.65)	$3.94	$3.32

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and, therefore, both basic and diluted shares are the same.

(2)	Includes the minority interest related to the convertible limited partnership units, which are included in incremental shares.

(3)	Total weighted average potentially dilutive share awards outstanding for 2007 and 2006 (in thousands) were 10,098 and 10,909, respectively. The majority of potentially dilutive share awards were dilutive for both periods.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Related Party Transactions:

On June 8, 2007, Jeffrey H. Schwartz, our former Chief Executive Officer, converted limited partnership units, in the limited partnerships in which we own a majority interest and consolidate, into 128,000 of our common shares. See Note 9 for more information regarding these limited partnerships in North America. Also see Note 5 for a discussion of transactions between us and the property funds.

17.	Financial Instruments:

Derivative Financial Instruments

We may use derivative financial instruments as hedges to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.

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

The following table summarizes the activity in our derivative contracts for the years ended December 31, 2008, 2007 and 2006 (in millions):

	Foreign Currency	Foreign Currency	Interest
	Put Options (1)	Forwards (2)	Rate Swaps (3)

Notional amounts at January 1, 2006	$—	$—	$—
New contracts	169.3	900.3	350.0
Matured or expired contracts	(114.6)	(239.3)	(350.0)

Notional amounts at December 31, 2006	54.7	661.0	—
New contracts	—	2,637.2	959.2
Matured or expired contracts	(54.7)	(2,937.5)	(959.2)

Notional amounts at December 31, 2007	—	360.7	—
New contracts	—	—	250.0
Matured or expired contracts	—	(360.7)	(250.0)

Notional amounts at December 31, 2008	$—	$—	$—

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euros, pounds sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These contracts do not qualify for hedge accounting treatment and are marked-to-market through earnings at the end of each period. We did not recognize any expense in 2008 or 2007, and net expense of $1.5 million in 2006.

(2)	The foreign currency forward contracts were designed to manage the foreign currency fluctuations of intercompany loans denominated in a currency other than the entity’s functional currency and not deemed to be a long-term investment. The foreign currency forward contracts allowed us to sell pounds sterling and euros at a fixed exchange rate to the U.S. dollar. These contracts were not designated as hedges, were marked-to-market through earnings and were substantially offset by the remeasurement gains and losses recognized on the associated intercompany loans. We had no forward contracts related to intercompany loans outstanding at December 31, 2008. We recognized net losses of $3.1 million, $95.9 million and $13.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, related to these contracts.

During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR (see Note 5). These contracts allowed us to buy Australian dollars at a fixed exchange rate to the U.S. dollar. Derivative instruments used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment and are included in earnings. The contracts settled in July 2007 in connection with the completed acquisition and resulted in the recognition of a net gain of $26.6 million in Foreign Currency Exchange Gains (Losses), Net for the year ended December 31, 2007.

(3)	During 2008, 2007 and 2006, we entered into several contracts with total notional amounts of $250.0 million, $959.2 million, and $350.0 million, respectively, associated with an anticipated debt issuance.

•	During 2008, in connection with the issuance of senior notes and convertible senior notes, we entered into contracts that qualified as cash flow hedges and recognized a decrease in value of $3.3 million, associated with the unwinding of these contracts, in Accumulated Other Comprehensive Income (Loss) and began amortizing as an increase to interest expense as interest payments are made on the related notes.

•	In June 2007, we entered into a contract with a notional amount of $188.0 million, which represented our share of future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund III. This contract was transferred into the fund at formation, at which time the contracts qualified for hedge accounting treatment by the fund. See Note 5 for additional information on these contracts.

•	In June 2007, we entered into contracts with an aggregate notional amount of $271.2 million associated with future debt issuances of a new property fund we formed in July 2007, the ProLogis North American Industrial Fund II. These contracts did not qualify for hedge accounting treatment by us and were marked-to-market resulting in additional interest expense of $0.8 million for the year ended December 31, 2007. These contracts were transferred to ProLogis North American Industrial Fund II following the establishment of the fund, at which time the contracts qualified for hedge accounting treatment by the fund. See Note 5 for additional information on these contracts.

•	In February 2007, we entered into contracts with an aggregate notional amount of $500.0 million associated with a future debt issuance. All of these contracts were designated as cash flow hedges, qualified for hedge accounting treatment and allowed us to fix a portion of the interest rate associated with the anticipated issuance of senior notes. In March 2007, in connection with the issuance of the convertible notes, we unwound the contracts, recognized a decrease in value of $1.4 million associated with these contracts in Accumulated Other Comprehensive Income (Loss) and began amortizing as an increase to interest expense as interest payments are made on the senior notes.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	In 2006, all contracts were designated as cash flow hedges and qualified for hedge accounting treatment, which allowed us to fix a portion of the interest rate associated with the issuance of senior notes. All of the contracts were settled as of December 31, 2006 and we recognized a decrease in value of $13.1 million associated with these contracts in Accumulated Other Comprehensive Income (Loss) as of December 31, 2006. The amount in other comprehensive income related to these contracts is being amortized as an increase to interest expense as interest payments are made on the senior notes.

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

At December 31, 2008 and 2007, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments, the recent acquisition of these items or, in the case of notes receivable, adjustments to fair value made in connection with impairment charges recorded in 2008. At December 31, 2008 and 2007, the fair value of our senior notes and unsecured debt and convertible notes, have been estimated based upon quoted market prices for the same or similar issues when current quoted market prices are available (Level 1), the fair value of our lines of credit have been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured debt and assessment bonds, and unsecured debt that does not have current quoted market prices available have been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). To calculate the fair value of the derivative contracts, we primarily use quoted process for similar contracts (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2008 and 2007 as compared with those in effect when the debt was issued or acquired. In addition, based on debt market conditions as of December 31, 2008, many of our public debt issuances are trading at a significant discount to par value. The senior notes and many of the issues of secured debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the carrying amounts and estimated fair values of our financial instruments (in thousands):

	December 31,
	2008		2007
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Debt:
Lines of Credit	$3,218,283	$3,175,128	$2,564,360	$2,564,360
Senior and other notes	3,995,410	2,284,892	4,281,884	4,224,831
Convertible notes	2,886,401	1,289,163	2,332,905	2,249,341
Secured debt	877,916	837,727	1,294,809	1,283,779
Assessment bonds	29,626	32,903	32,110	31,473

Total debt	$11,007,636	$7,619,813	$10,506,068	$10,353,784

Derivative contracts — foreign currency forwards	$—	$—	$773	$773

18.	Commitments and Contingencies:

Environmental Matters

A majority of the properties we acquire are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs. We adjust the liabilities as appropriate when additional information becomes available. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects, to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and infrastructure. As of December 31, 2008, we had approximately $72.5 million outstanding under such arrangements.

At December 31, 2008, we had made debt guarantees to certain of our unconsolidated investees that, based on the investee’s outstanding balance, totaled $37.0 million. None of these guarantees were provided to the unconsolidated property funds.

We may be required to make additional capital contributions to certain of our unconsolidated investees, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 5.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

From time to time we enter into Special Limited Contribution Agreements (“SLCA”) in connection with certain contributions of properties to certain of our property funds. Under the SLCAs, we are obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which we believe to be remote. Specifically, we would be required to make an additional capital contribution to the property fund if the property fund is in default on third-party debt, the default remains uncured, and the third-party lender does not receive a specified minimum level of repayment after pursuing all contractual and legal remedies against the property fund. To the extent that a third-party lender receives repayment of principal and to the extent that the property fund liquidates its assets to satisfy any remaining repayment deficit, our obligations under the SLCA are reduced on a dollar-for-dollar basis. Our potential obligations under the respective SLCAs, as a percentage of the undepreciated book value of the assets in the property funds, range from 6% to 29%. Given the respective year-end capital structures of the various funds impacted by SLCAs and structural provisions within the SLCAs, we estimate that the minimum level of fund devaluation required to trigger an SLCA liability ranges between 79% and 44% of fund value. We believe that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is generally remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. The potential obligations under the SLCAs aggregated $352.6 million and $1.2 billion at December 31, 2008 and December 31, 2007, respectively. The decrease was due primarily to the property funds refinancing certain of these loans, which relieves us of our obligations under the previous SLCAs. The combined value of the assets in the property funds that are subject to the provisions of the SLCAs was approximately $4.1 billion at December 31, 2008. Based on our assessment of the probability and range of loss, we have estimated the fair value and recognized a liability of $1.3 million related to our potential obligations at December 31, 2008.

As of December 31, 2008, $9.1 million of Community Facility District bonds were outstanding that were originally issued to finance public infrastructure improvements at one of our development projects. We are required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project are insufficient. As of December 31, 2008, we have not been required to, nor do we expect to be required to, satisfy any shortfall in annual debt service obligation for these bonds other than through our payment of normal project and special district taxes.

19.	Business Segments:

In response to the current market conditions, we modified our business strategy during the fourth quarter of 2008. Given the current environment and the uncertainty with respect to contributing properties to the property funds in the future, as of December 31, 2008, we no longer have a CDFS business segment. We made contributions and dispositions of CDFS properties through December 2008 and have reported the results of operations of this activity within this business segment. As of December 31, 2008, we have transferred all of the assets from the CDFS business segment into our two remaining segments. The real estate and other assets we previously planned to contribute or develop and then contribute, we now intend to hold and use and, therefore, we have transferred to our direct owned segment. The investments we have in joint ventures have been transferred to our investment management segment. Our current segments are as follows:

•	Direct Owned (previously referred to as property operations) — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. The costs of our property management function for both our direct-owned portfolio and the properties owned by unconsolidated investees and managed by us are all reported in rental expenses in the direct owned segment. Our operations in the direct owned business segment are in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership in this segment. Therefore, land held for development and properties currently under development are presented as part of this segment.

•	Investment Management — representing the long-term investment management of property funds and industrial and retail joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any. We utilize our leasing and property management expertise to efficiently manage the properties and our unconsolidated investees, and we report the costs as part of rental expenses in the property operations segment. Each investment in a property fund or joint venture is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Japan and South Korea).

In addition through December 31, 2008 we operated a third segment. As discussed above, due to the uncertainty with respect to contributing properties to the property funds, we no longer expect to have operations in this segment in 2009.

•	CDFS business — primarily encompasses our development of real estate properties that were subsequently contributed to a property fund in which we had an ownership interest and acted as manager, or sold to third parties. Additionally, we acquired properties with the intent to rehabilitate and/or reposition the property prior to contributing to a property fund. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Operations. In addition, we occasionally acquired a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Operations. During the period between the completion of development, rehabilitation or repositioning of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses were included in the direct owned segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss is included in the income of the CDFS business segment. Additionally, we include fees earned for development activities performed on behalf of customers or third parties and gains on the disposition of land parcels, including land subject to ground leases in the CDFS segment. The separate activities in this segment are considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our CDFS business segment operations in 2008 were in North America (Canada, Mexico and the United States), in Europe (the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and in Asia (Japan and South Korea).

We have other operating segments that do not meet the threshold criteria to disclose as a reportable segment, primarily the management of land subject to ground leases in the United States. Each ground lease is considered to be an individual operating segment.

As a result of the changes in our business strategy and segments, we have restated the operating results of certain items in prior years to agree to the current year segment presentation. We are including the earnings (loss) recognized from our investments in retail and industrial joint ventures that were previously reported in our CDFS business segment in the investment management segment.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, we generally present the operations and net gains associated with properties sold to third parties as discontinued operations, which results in the restatement of prior years operating results to exclude the items presented as discontinued operations. As of December 31, 2008, our China operations and one property in Japan were classified as held for sale, whose operations and, in the case of our China operations an impairment charge related to the sale that occurred in February 2009, are included in discontinued operations and excluded from the segment presentation. See Note 7 for detail of our discontinued operations.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Years Ended December 31,
	2008	2007	2006

Revenues (1):
Direct Owned (2):
North America	$820,045	$859,685	$803,018
Europe	100,183	114,218	35,619
Asia	33,638	35,270	26,508

Total direct owned segment	953,866	1,009,173	865,145

Investment management (3):
North America	68,994	65,603	158,528
Europe	(41,884)	100,164	168,227
Asia	39,331	30,184	20,225

Total investment management segment	66,441	195,951	346,980

CDFS business (4):
North America	1,045,705	2,885,906	508,185
Europe	2,623,313	1,498,821	450,154
Asia	853,025	655,074	382,675

Total CDFS business segment	4,522,043	5,039,801	1,341,014

Total segment revenue	5,542,350	6,244,925	2,553,139
Other — North America	48,627	43,046	36,809
Reconciling items (5)	63,849	(99,299)	(151,781)

Total revenues	$5,654,826	$6,188,672	$2,438,167

Net operating income:
Direct owned(6):
North America	$570,580	$636,752	$600,259
Europe	46,570	74,950	18,865
Asia	24,595	27,869	24,241

Total direct owned segment	641,745	739,571	643,365

Investment management (3):
North America	68,994	65,603	158,528
Europe	(41,884)	100,164	168,227
Asia	39,331	30,184	20,225

Total investment management segment	66,441	195,951	346,980

CDFS business (7):
North America	122,828	255,869	135,703
Europe	311,008	288,924	107,079
Asia	224,043	241,388	91,752

Total CDFS business segment	657,879	786,181	334,534

Total segment net operating income	1,366,065	1,721,703	1,324,879
Other — North America	35,699	28,227	22,535
Reconciling items:
Earnings from other unconsolidated investees	8,796	7,794	5,752
General and administrative expenses	(204,300)	(193,204)	(147,193)
Reduction in workforce	(23,131)	—	—
Impairment of real estate properties (8)	(274,705)	(12,600)	—
Depreciation and amortization expense	(339,491)	(302,413)	(283,306)
Impairment of goodwill and other assets (9)	(320,636)	—	—
Gain on early extinguishment of debt	90,719	—	—
Other expenses	(459)	(443)	(459)
Interest expense	(341,305)	(368,512)	(295,629)
Interest and other income, net	15,801	24,062	17,895

Total reconciling items	(1,388,711)	(845,316)	(702,940)

Total earnings before minority interest	$13,053	$904,614	$644,474

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2008	2007

Assets (10):
Direct owned:
North America (9)	$8,784,687	$7,971,582
Europe(9)	3,993,223	1,900,327
Asia	1,740,509	940,827

Total direct owned segment	14,518,419	10,812,736

Investment management (11):
North America	1,004,811	818,025
Europe (9)	803,235	653,076
Asia	382,014	284,012

Total investment management segment	2,190,060	1,755,113

CDFS business (12):
North America	—	1,596,659
Europe (9)	—	2,996,415
Asia	—	1,184,276

Total CDFS business segment	—	5,777,350

Total segment assets	16,708,479	18,345,199

Other — North America	760,644	636,073
Reconciling items:
Investments in and advances to other unconsolidated investees	105,219	106,683
Cash and cash equivalents	174,636	399,910
Accounts and notes receivable	2,253	17,290
Other assets	190,231	199,272
Discontinued operations — assets held for sale	1,310,754	19,607

Total reconciling items	1,783,093	742,762

Total assets	$19,252,216	$19,724,034

(1)	Includes revenues attributable to the United States for the years ended December 31, 2008, 2007 and 2006 of $1,698.4 million, $3,571.9 million and $1,419.0 million, respectively.

(2)	Includes rental income of our distribution and retail properties.

(3)	Includes investment management fees and incentive returns and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial and retail joint ventures along with interest earned on advances to these unconsolidated investees. In 2008, the net operating income of this segment was reduced by $108.2 million representing our proportionate share of the loss on sale/impairment recognized by one of the property funds in Europe. See Note 5 for more information.

(4)	Includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities and interest income on notes receivable related to asset dispositions.

(5)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated investees that are reflected in the revenues of the investment management segment and interest income on notes receivable related to asset dispositions that are reflected in revenues of the CDFS business segment. These items are not presented as a component of revenues in our Consolidated Statements of Operations.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Includes rental income less rental expenses of our distribution and retail properties. Included in rental expenses are the costs of managing the properties owned by the property funds and joint ventures.

(7)	Includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities and interest income on notes receivable related to asset dispositions, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it becomes likely the assets will not be acquired.

(8)	During 2008, we recognized certain impairment charges on our real estate properties in our Direct Owned segment ($21.0 million in North America and $253.7 million in Europe). See Note 13 for more discussion of these charges.

(9)	During 2008, in connection with the changes in our business strategy, we transferred the investment and development activities previously included in the CDFS business segment, along with the related assets, to the direct owned and investment management segments (Europe reporting unit). The related goodwill was transferred to the respective segments based on the relative fair value of the assets transferred. In connection with our review of goodwill for recoverability in the fourth quarter of 2008, we recognized an impairment charge of $175.4 million related to goodwill in the direct owned segment in Europe. The goodwill balance attributable to a segment as of December 31 2008, subsequent to impairment and reallocation, was $388.0 million, of which $362.7 million was attributable to the direct owned segment ($235.4 million in North America and $127.3 million in Europe) and $25.3 million was attributable to the investment management segment in Europe. The goodwill balance attributable to a segment at December 31, 2007 was $523.2 million, $177.4 million was attributable to the direct owned segment in North America and $345.8 million was attributable to the CDFS business segment in Europe. In both periods, $7.6 million was not attributable to a segment. See Note 13 for additional information.

(10)	Includes long-lived assets attributable to the United States as of December 31, 2008 and 2007 of $9.5 billion and $9.2 billion, respectively.

(11)	Represents our investments in and advances to the property funds and certain investments in industrial and retail joint ventures.

(12)	As discussed earlier, the assets from the CDFS business segment were transferred to our two existing segments at December 31, 2008.

20.	Supplemental Cash Flow Information:

Non-cash investing and financing activities for the years ended December 31, 2008, 2007 and 2006 are as follows:

•	We received $455.0 million, $351.3 million and $128.0 million of equity interests in property funds from the contribution of properties to these property funds during 2008, 2007 and 2006, respectively. In 2007, in connection with these contributions, we recorded $51.6 million in potential liabilities for future obligations we may have associated with these transactions.

•	We capitalized portions of the total cost of our share-based compensation awards of $12.1 million, $10.8 million and $8.4 million to the investment basis of our real estate and other assets during the years ended December 31, 2008, 2007, and 2006, respectively.

•	We assumed $6.6 million, $27.3 million, and $141.6 million of secured debt and other liabilities in 2008, 2007 and 2006, respectively, in connection with the acquisition of properties and operating receivables and liabilities of $19.0 million and $22.6 million, respectively, in 2006 in connection with the acquisition of properties.

•	We recorded $6.7 million and $27.8 million of minority interest liabilities associated with investments made in entities that we consolidate and own less that 100% in 2008 and 2007, respectively.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	We settled $21.3 million, $4.4 million and $6.5 million of minority interest liabilities with the conversion of limited partnership units into 3.9 million common shares, 128,000 common shares and 180,000 common shares in 2008, 2007 and 2006, respectively.

•	As partial consideration for property contributions in 2008, the China property fund assumed $47.9 million in construction liabilities and in 2006 we received $1.9 million in the form of notes receivable from ProLogis North American Properties Fund V.

•	We recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings in connection with the adoption of the provisions of FIN 48.

•	In connection with the acquisition of all of the units in MPR in July 2007 (see Note 5), we assumed $828.3 million of debt and reallocated our equity investment of $47.7 million to assets acquired.

•	As a result of the conversion by Citigroup of its convertible loan into equity of ProLogis North American Industrial Fund II in August 2007, we began accounting for our investment in this property fund under the equity method of accounting. This transaction resulted in a disposition of $2.0 billion of real estate assets and $1.9 billion of associated debt in exchange for an equity investment of $219.1 million and the recognition of a gain.

•	In 2006 we received 3.9 million ordinary units in PEPR, valued at $68.6 million, representing the initial allocation of an incentive return we earned as manager of the property fund. See Note 5 for further discussion of this transaction.

•	As partial consideration for properties we contributed in 2006 to the North American Industrial Fund, we received ownership interests of $62.1 million, representing a 20% ownership interest, and the property fund assumed $677.2 million of secured debt and short-term borrowings.

•	In connection with the purchase of the 80% ownership interests held by our fund partner in three of our North American property funds in 2006, we assumed $418.0 million of secured debt (which was later assumed by the North American Industrial Fund).

•	As partial consideration for the sale of a property, a third party assumed an outstanding mortgage note in the amount of $42.9 million in 2006.

See also the discussion of non-cash items related to the Parkridge acquisition in 2007 in Note 4 and the discussion of FIN 48 and other income tax matters in Note 14.

21.	Subsequent Event:

On February 9, 2009, we entered into a supplemental agreement with an affiliate of GIC RE, which amended the previously announced agreement pursuant to which affiliates of GIC RE agreed to acquire our operations in China and property fund interests in Japan.

The supplemental agreement was entered into in connection with the closing of the transaction and provides that funding of the $1.3 billion aggregate purchase price will occur in two phases; $500 million was received by us upon closing and the remaining $800 million will be funded upon completion of year-end financial statement audits of certain entities, which we expect to provide as soon as possible, but no later than early in the second quarter. In the event that the audits reflect a material disparity from the unaudited year-end information previously furnished to GIC RE, GIC RE will have the option to unwind the entire transaction at our expense.

In 2009, after the sale closes and we have received all the proceeds, we will recognize a gain from the sale of our investments in the Japan property funds.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Selected Quarterly Financial Data (Unaudited):

Selected quarterly 2008 and 2007 data (in thousands, except per share amounts) is summarized in the table below. The amounts have been restated from previously disclosed amounts due to the disposal of properties in 2008 and 2007 whose results of operations were reclassified to discontinued operations in our Consolidated Statements of Operations, as well as our China operations, which are classified as held for sale at December 31, 2008:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2008:
Total revenues	$1,646,139	$1,508,149	$1,008,292	$1,492,246

Operating income (loss)	$358,617	$267,008	$143,109	$(145,207)

Earnings (loss) from continuing operations	$197,729	$231,198	$51,624	$(675,959)

Net earnings (loss) attributable to common shares	$194,005	$217,392	$43,472	$(887,065)

Net earnings (loss) per share attributable to common shares — Basic (1)	$.75	$.83	$.17	$(3.34)

Net earnings (loss) per share attributable to common shares — Diluted (1) (2)	$.73	$.80	$.16	$(3.34)

2007:
Total revenues	$952,804	$984,228	$3,456,837	$794,803

Operating income	$321,210	$298,626	$350,489	$171,646

Earnings from continuing operations	$229,017	$365,898	$297,295	$95,534

Net earnings attributable to common shares	$236,091	$400,104	$299,444	$113,278

Net earnings per share attributable to common shares — Basic (1)	$.93	$1.56	$1.16	$.44

Net earnings per share attributable to common shares — Diluted (1)	$.89	$1.50	$1.12	$.43

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and to the change in the number of common shares outstanding.

(2)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted loss per share is the same.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

Under date of February 27, 2009, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
February 27, 2009

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Industrial Operating Properties (d)
North American Markets:
United States:
Atlanta, Georgia
Atlanta West Distribution Center	17	(e)	10,128	46,784	15,197	10,103	62,006	72,109	(21,474)	1994, 1996, 2005, 2006
Atlanta NE Distribution Center	8	(e)	5,582	3,047	26,910	6,356	29,183	35,539	(12,252)	1996, 1997
Berkeley Lake Distribution Center	1		2,178	8,712	185	2,225	8,850	11,075	(574)	2006
Braselton Business Park	1		3,860	15,258	—	3,860	15,258	19,118	(365)	2008
Buford Distribution Center (d)	1		1,487	—	5,056	1,501	5,042	6,543	(46)	2007
Cedars Distribution Center	1		1,366	7,739	3,016	1,719	10,402	12,121	(3,635)	1999
Douglas Hill Distribution Center	5		16,647	46,825	30,617	16,860	77,229	94,089	(7,148)	2005, 2006
Greenwood Industrial Park (d)	1		3,989	—	21,714	4,047	21,656	25,703	(844)	2006
Horizon Distribution Center	1		2,846	11,385	152	2,878	11,505	14,383	(749)	2006
International Airport Industrial Center	9		2,939	14,146	8,249	3,029	22,305	25,334	(10,417)	1994, 1995
LaGrange Distribution Center	1		174	986	720	178	1,702	1,880	(1,017)	1994
Midland Distribution Center	1		1,919	7,679	1,417	1,944	9,071	11,015	(560)	2006
New Manchester DC Center	1		3,323	13,334	893	3,363	14,187	17,550	(246)	2007
Northeast Industrial Center	3		841	4,744	2,225	799	7,011	7,810	(3,695)	1996
Northmont Industrial Center	1		566	3,209	1,050	577	4,248	4,825	(2,231)	1994
Peachtree Corners Business Center	5		1,519	7,253	2,150	1,544	9,378	10,922	(3,234)	1994, 2006
Piedmont Ct. Distribution Center	2		885	5,013	2,560	904	7,554	8,458	(3,897)	1997
Plaza Industrial Center	1		66	372	260	67	631	698	(303)	1995
Pleasantdale Industrial Center	2		541	3,184	1,163	552	4,336	4,888	(2,234)	1995
Riverside Distribution Center	3		2,533	13,336	3,008	2,599	16,278	18,877	(5,583)	1999
South Royal Atlanta Distribution Center	1		356	2,019	283	362	2,296	2,658	(466)	2002
Tradeport Distribution Center	3	(e)	1,464	4,563	7,134	1,509	11,652	13,161	(5,669)	1994, 1996
Weaver Distribution Center	2		935	5,182	2,088	954	7,251	8,205	(3,544)	1995
Westfork Industrial Center	10	(e)	2,483	14,115	3,619	2,488	17,729	20,217	(8,299)	1995

Total Atlanta, Georgia	81		68,627	238,885	139,666	70,418	376,760	447,178	(98,482)

Austin, Texas
Corridor Park Corporate Center	6		1,652	1,681	15,144	2,155	16,322	18,477	(7,922)	1995, 1996
Montopolis Distribution Center	1		580	3,384	1,221	591	4,594	5,185	(2,599)	1994
Rutland Distribution Center	2		460	2,617	854	471	3,460	3,931	(1,714)	1993
Southpark Corporate Center	2		684	—	4,978	697	4,965	5,662	(2,308)	1994
Walnut Creek Corporate Center	5		1,615	8,204	1,522	1,680	9,661	11,341	(1,945)	1994, 2008

Total Austin, Texas	16		4,991	15,886	23,719	5,594	39,002	44,596	(16,488)

Central Valley, California
Central Valley Distribution Center	1		2,233	13,432	431	2,269	13,827	16,096	(4,477)	1999
Central Valley Industrial Center	4	(e)	11,418	48,726	5,963	12,017	54,090	66,107	(12,614)	1999, 2002, 2005
Manteca Distribution Center	1	(e)	9,280	27,841	64	9,365	27,820	37,185	(3,074)	2005
Patterson Pass Business Center	6		3,520	4,885	17,272	3,577	22,100	25,677	(6,505)	1993, 1997, 1998, 2007
Tracy II Distribution Center (d)	1		—	20,384	6,693	4,134	22,943	27,077	(90)	2007

Total Central Valley, California	13		26,451	115,268	30,423	31,362	140,780	172,142	(26,760)

Charlotte, North Carolina
Barringer Industrial Center	3		308	1,746	1,048	315	2,787	3,102	(1,456)	1994
Bond Distribution Center	2		905	5,126	2,243	923	7,351	8,274	(3,551)	1994
Charlotte Commerce Center	10	(e)	4,341	24,954	9,017	4,429	33,883	38,312	(17,906)	1994
Charlotte Distribution Center	9	(e)	4,578	—	26,302	6,166	24,714	30,880	(10,985)	1995, 1996, 1997, 1998
Interstate North Business Park (d)	3		948	3,030	5,186	974	8,190	9,164	(2,051)	1997, 2006
Northpark Distribution Center	2	(e)	1,183	6,707	2,335	1,207	9,018	10,225	(3,907)	1994, 1998

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

West Pointe Business Center (d)	1		2,416	—	8,353	2,441	8,328	10,769	(171)	2006
Wilson Business Park Distribution Center	1		976	5,598	—	983	5,591	6,574	(344)	2007

Total Charlotte, North Carolina	31		15,655	47,161	54,484	17,438	99,862	117,300	(40,371)

Chicago, Illinois
Addison Distribution Center	1		646	3,662	823	651	4,480	5,131	(1,956)	1997
Alsip Distribution Center	2		2,093	11,859	8,438	2,600	19,790	22,390	(10,643)	1997, 1999
Arlington Heights Distribution Center	1		831	3,326	20	841	3,336	4,177	(274)	2006
Bedford Park Industrial Center	1		941	4,907	2,011	959	6,900	7,859	(622)	2005
Bensenville Distribution Center	2		1,668	9,448	5,518	1,705	14,929	16,634	(7,925)	1997
Bolingbrook Distribution Center	6		16,178	73,755	1,950	16,183	75,700	91,883	(13,540)	1999, 2003, 2006
Des Plaines Distribution Center	3		2,158	12,232	4,858	2,202	17,046	19,248	(8,350)	1995, 1996
Elk Grove Distribution Center	25		20,516	94,843	20,583	20,707	115,235	135,942	(30,373)	1995, 1996, 1997, 1998, 1999, 2006
Elmhurst Distribution Center	1		713	4,043	971	726	5,001	5,727	(2,131)	1997
Glendale Heights Distribution Center	3	(e)	3,903	22,119	2,712	3,968	24,766	28,734	(8,104)	1999
Glenview Distribution Center	2		1,156	6,550	1,715	1,177	8,244	9,421	(3,386)	1996, 1999
I-55 Distribution Center (d)	2		5,383	25,504	21,271	10,602	41,556	52,158	(1,148)	2007
Itasca Distribution Center	2		604	3,382	851	615	4,222	4,837	(1,924)	1996, 1997
Lombard Distribution Center	1		1,170	6,630	397	1,189	7,008	8,197	(2,372)	1999
Minooka Distribution Center	2	(e)	12,240	41,745	15,301	12,359	56,927	69,286	(4,654)	2005, 2008
Mitchell Distribution Center	1		1,236	7,004	1,961	1,259	8,942	10,201	(4,373)	1996
North Avenue Distribution Center	2		3,201	—	8,729	2,074	9,856	11,930	(3,999)	1997, 1998
Northbrook Distribution Center	1		2,056	8,227	199	2,079	8,403	10,482	(504)	2007
Northlake Distribution Center	1		372	2,106	688	379	2,787	3,166	(1,287)	1996
Pleasant Prairie Distribution Center	1		1,314	7,450	2,148	1,339	9,573	10,912	(2,796)	1999
Rochelle Distribution Center (d)	1		4,457	20,100	—	4,457	20,100	24,557	—	2008
Romeoville Distribution Center	6	(e)	23,731	96,764	915	24,006	97,404	121,410	(12,196)	1999, 2005
S.C. Johnson & Son (d)	1		2,267	15,911	—	2,267	15,911	18,178	—	2008
Waukegan Distribution Center	2		4,368	17,632	274	4,418	17,856	22,274	(1,124)	2007
West Chicago Distribution Center	1		3,125	12,499	21	3,160	12,485	15,645	(1,339)	2005
Woodale Distribution Center	1		263	1,490	445	268	1,930	2,198	(863)	1997
Woodridge Distribution Center	14	(e)	46,575	197,289	8,848	50,514	202,198	252,712	(20,738)	2005, 2007

Total Chicago, Illinois	86		163,165	710,477	111,647	172,704	812,585	985,289	(146,621)

Cincinnati, Ohio
Airpark Distribution Center	2	(e)	1,128	—	11,558	1,744	10,942	12,686	(4,563)	1996
Capital Distribution Center II	5	(e)	1,953	11,067	4,452	1,992	15,480	17,472	(7,992)	1994
Constitution Distribution Center	1		1,465	8,301	642	1,488	8,920	10,408	(2,982)	1999
Dues Drive Distribution Center	1		921	5,218	1,814	939	7,014	7,953	(1,054)	2003
Empire Distribution Center	3	(e)	529	2,995	2,234	542	5,216	5,758	(2,640)	1995
Enterprise Distribution Center	1		1,275	7,222	35	1,294	7,238	8,532	(534)	2005
Fairfield Business Center	1		348	1,971	573	388	2,504	2,892	(436)	2004
Fairfield Distribution Center	1		586	3,319	1,199	597	4,507	5,104	(911)	2002
Park I-275 (d)	1		3,899	12,014	—	3,899	12,014	15,913	—	2008
Production Distribution Center	2		717	2,717	2,855	838	5,451	6,289	(1,976)	1994, 1998
Sharonville Distribution Center	3	(e)	1,761	—	12,228	2,456	11,533	13,989	(3,685)	1997, 1998

Total Cincinnati, Ohio	21		14,582	54,824	37,590	16,177	90,819	106,996	(26,773)

Columbus, Ohio
Brookham Distribution Center	2		5,964	23,858	2,670	6,038	26,454	32,492	(2,936)	2005
Canal Pointe Distribution Center	1		1,237	7,013	1,685	1,303	8,632	9,935	(2,373)	1999
Capital Park South Distribution Center	3	(e)	1,588	—	23,983	2,038	23,533	25,571	(9,245)	1996

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Charter Street Distribution Center	1		1,245	7,055	367	1,265	7,402	8,667	(2,380)	1999
Corporate Park West	2	(e)	679	3,847	1,758	693	5,591	6,284	(2,539)	1996
Etna Distribution Center (d)	1		3,308	—	13,603	1,707	15,204	16,911	(62)	2007
Fisher Distribution Center	1	(e)	1,197	6,785	2,419	1,221	9,180	10,401	(5,038)	1995
Foreign Trade Center I	5	(e)	6,527	36,989	6,477	7,105	42,888	49,993	(13,874)	1999
McCormick Distribution Center	5	(e)	1,664	9,429	7,575	1,706	16,962	18,668	(7,298)	1994
New World Distribution Center	1		207	1,173	1,924	214	3,090	3,304	(1,832)	1994
South Park Distribution Center	2	(e)	3,344	15,182	1,204	3,388	16,342	19,730	(3,154)	1999, 2005
Westbelt Business Center	3		1,777	7,168	34	1,797	7,182	8,979	(630)	2006
Westpointe Distribution Center	2		1,450	7,601	343	1,471	7,923	9,394	(444)	2007
Wingate Distribution Center	1		152	859	427	155	1,283	1,438	(540)	1994

Total Columbus, Ohio	30		30,339	126,959	64,469	30,101	191,666	221,767	(52,345)

Dallas/Fort Worth, Texas
Alliance Distribution Center	1		3,654	14,613	2	3,695	14,574	18,269	(1,603)	2005
Carter Industrial Center	1		334	—	2,332	340	2,326	2,666	(1,012)	1996
Centerport Distribution Center	1		1,250	7,082	435	1,270	7,497	8,767	(2,477)	1999
Dallas Corporate Center	10		5,161	—	31,522	5,543	31,140	36,683	(12,563)	1996, 1997, 1998, 1999
Enterprise Distribution Center	3		2,719	15,410	815	2,762	16,182	18,944	(5,119)	1999
Flower Mound Distribution Center	1		5,157	20,991	98	5,217	21,029	26,246	(858)	2007
Freeport Distribution Center	4		1,393	5,549	4,974	1,467	10,449	11,916	(4,202)	1996, 1997, 1998
Great Southwest Distribution Center	38	(e)	39,449	173,329	19,279	38,508	193,549	232,057	(45,609)	1995, 1996, 1997, 1998, 1999, 2000, 2001, 2002, 2005
Lancaster Distribution Center (d)	2		5,388	14,362	17,726	5,435	32,041	37,476	(322)	2007, 2008
Lone Star Distribution Center	1		512	2,896	1,347	522	4,233	4,755	(1,823)	1996
Northgate Distribution Center	9	(e)	15,481	72,651	6,872	16,538	78,466	95,004	(12,349)	1994, 1999, 2005, 2008
Pinnacle Park Distribution Center (f)	1		5,058	—	19,649	3,936	20,771	24,707	(4,212)	2001
Plano Distribution Center	7		3,915	22,186	2,549	3,980	24,670	28,650	(7,950)	1999
Redbird Distribution Center	2		1,095	6,212	2,091	1,117	8,281	9,398	(3,092)	1994, 1999
Royal Distribution Center	1		811	4,598	589	825	5,173	5,998	(1,326)	2001
Stemmons Distribution Center	1		272	1,544	782	278	2,320	2,598	(1,065)	1995
Stemmons Industrial Center	11		1,820	11,705	4,580	1,860	16,245	18,105	(7,750)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	7		4,453	27,346	3,012	4,484	30,327	34,811	(11,391)	1996, 1999, 2001
Valwood Business Center	4	(e)	3,785	16,846	658	3,710	17,579	21,289	(2,774)	2001, 2006
Valwood Distribution Center	1		850	4,890	413	864	5,289	6,153	(1,608)	1999

Total Dallas/Fort Worth, Texas	106		102,557	422,210	119,725	102,351	542,141	644,492	(129,105)

Denver, Colorado
Denver Business Center	6		1,507	8,302	9,719	1,550	17,978	19,528	(8,074)	1992, 1994, 1996, 2002
Moline Distribution Center	1		327	1,850	860	333	2,704	3,037	(1,425)	1994
Moncrieff Distribution Center	1		314	2,493	1,101	323	3,585	3,908	(2,009)	1992
Pagosa Distribution Center	1		406	2,322	1,002	414	3,316	3,730	(1,842)	1993
Stapleton Business Center	12	(e)	34,634	139,256	2,419	35,034	141,275	176,309	(15,758)	2005
Upland Distribution Center	6		808	4,421	11,753	860	16,122	16,982	(8,183)	1992, 1994, 1995
Upland Distribution Center II	3		1,295	5,159	4,886	1,354	9,986	11,340	(5,189)	1993

Total Denver, Colorado	30		39,291	163,803	31,740	39,868	194,966	234,834	(42,480)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	1,538	281	3,077	3,358	(1,356)	1994
Goodyear Distribution Center	1		511	2,899	951	521	3,840	4,361	(1,581)	1991
Northwestern Corporate Center	5		981	—	18,158	2,030	17,109	19,139	(6,230)	1992, 1993, 1994, 1997
Pan Am Distribution Center	1		196	1,110	1,575	202	2,679	2,881	(499)	2002
Vista Corporate Center	4		1,945	—	12,165	1,977	12,133	14,110	(5,316)	1994, 1995, 1996
Vista Del Sol Industrial Center II	4		996	—	18,733	2,100	17,629	19,729	(7,398)	1995, 1997, 1998

Total El Paso, Texas	16		4,902	5,556	53,120	7,111	56,467	63,578	(22,380)

Houston, Texas
Blalock Distribution Center	2		595	3,370	1,059	606	4,418	5,024	(854)	2002
Brittmore Distribution Center	2		1,838	10,417	1,191	1,869	11,577	13,446	(4,228)	1999
Crosstimbers Distribution Center	1		359	2,035	1,090	367	3,117	3,484	(1,478)	1994
Hempstead Distribution Center	3		1,013	5,740	3,497	1,036	9,214	10,250	(3,976)	1994
Hobby Business Park	1		721	2,885	240	730	3,116	3,846	(354)	2005
Kempwood Business Center	4		1,746	9,894	1,868	1,777	11,731	13,508	(3,730)	2001
Northpark Distribution Center	3		3,912	16,568	147	3,919	16,708	20,627	(325)	2006, 2008
Perimeter Distribution Center	2		813	4,604	980	827	5,570	6,397	(2,082)	1999
Pine Forest Business Center	9		2,665	14,132	5,011	2,714	19,094	21,808	(9,086)	1993, 1995
Pine North Distribution Center	2		847	4,800	769	862	5,554	6,416	(2,038)	1999
Pine Timbers Distribution Center	2		2,956	16,750	3,090	3,008	19,788	22,796	(7,314)	1999
Pinemont Distribution Center	2		642	3,636	637	653	4,262	4,915	(1,566)	1999
Post Oak Business Center	15		3,005	15,378	8,032	3,065	23,350	26,415	(11,910)	1993, 1994, 1996
Post Oak Distribution Center	7		2,115	12,017	5,984	2,085	18,031	20,116	(10,192)	1993, 1994
South Loop Distribution Center	5		1,051	5,964	4,071	1,077	10,009	11,086	(5,458)	1994
Southland Distribution Center	1		1,209	6,849	1,454	1,230	8,282	9,512	(1,020)	2002
West by Northwest Industrial Center	15		4,040	7,980	35,304	4,251	43,073	47,324	(18,815)	1993, 1994, 1995, 1996, 1997, 1998
White Street Distribution Center	1		469	2,656	1,364	479	4,010	4,489	(1,791)	1995

Total Houston, Texas	77		29,996	145,675	75,788	30,555	220,904	251,459	(86,217)

I-81 Corridor, Pennsylvania
Harrisburg Distribution Center	1		2,243	12,572	631	2,266	13,180	15,446	(1,928)	2004
Harrisburg Industrial Center	1		782	6,190	870	800	7,042	7,842	(1,277)	2002
Kraft Distribution Center	1		2,457	13,920	70	2,494	13,953	16,447	(4,534)	1999
Lehigh Valley Distribution Center	4		6,636	37,114	2,460	6,706	39,504	46,210	(5,843)	2004
Middleton Distribution Center	1		4,190	23,478	124	4,231	23,561	27,792	(3,447)	2004
Park 33 Distribution Center (d)	1		13,411	—	30,644	13,522	30,533	44,055	(96)	2007
Quakertown Distribution Center	1		6,966	—	27,694	7,044	27,616	34,660	(1,751)	2006

Total I-81 Corridor, Pennsylvania	10		36,685	93,274	62,493	37,063	155,389	192,452	(18,876)

Indianapolis, Indiana
Eastside Distribution Center	2		1,204	6,820	1,259	1,296	7,987	9,283	(2,865)	1995, 1999
Logo Court Distribution Center	1		3,352	18,678	197	3,384	18,843	22,227	(2,755)	2004
North by Northeast Corporate Center	1		1,058	—	6,991	1,077	6,972	8,049	(2,957)	1995
Park 100 Industrial Center	14		4,948	28,691	11,042	5,001	39,680	44,681	(17,935)	1994, 1995
Park Fletcher Distribution Center	9		2,687	15,224	6,129	2,839	21,201	24,040	(9,915)	1994, 1995, 1996
Shadeland Industrial Center	3		428	2,431	2,342	441	4,760	5,201	(2,373)	1995

Total Indianapolis, Indiana	30		13,677	71,844	27,960	14,038	99,443	113,481	(38,800)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Inland Empire, California
California Commerce Center	1	(e)	4,201	7,802	67	4,229	7,841	12,070	(876)	2005
Crossroads Business Park	7	(e)	—	84,519	64,974	52,000	97,493	149,493	(10,796)	2005
Haven Distribution Center	5		100,127	73,902	—	100,127	73,902	174,029	—	2008
Inland Empire Distribution Center	6	(e)	42,927	84,275	5,882	43,982	89,102	133,084	(12,571)	1999, 2005
Kaiser Distribution Center	8	(e)	130,680	242,618	14,324	136,902	250,720	387,622	(24,931)	2005, 2008
Meridian Park	1		13,016	24,268	—	13,016	24,268	37,284	(634)	2008
ProLogis Park Ontario	2	(e)	25,500	47,366	81	25,664	47,283	72,947	(2,829)	2007
Rancho Cucamonga Distribution Center	6	(e)(g)	51,283	95,241	249	51,616	95,157	146,773	(10,488)	2005
Redlands Distribution Center	2		21,543	43,423	25,987	23,016	67,937	90,953	(2,825)	2006, 2007

Total Inland Empire, California	38		389,277	703,414	111,564	450,552	753,703	1,204,255	(65,950)

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	—	7,188	1,225	7,071	8,296	(2,832)	1997
Cameron Business Center	1	(e)	1,634	9,256	330	1,659	9,561	11,220	(3,153)	1999
Hughes Airport Center	1		876	—	2,935	919	2,892	3,811	(1,275)	1994
Las Vegas Corporate Center	7	(g)	4,701	—	22,153	4,849	22,005	26,854	(9,695)	1994, 1995, 1996, 1997
Placid St. Distribution Center	1	(e)	2,620	14,848	160	2,660	14,968	17,628	(4,854)	1999
South Arville Center	1		1,440	8,160	313	1,462	8,451	9,913	(2,763)	1999
West One Business Center	4		2,468	13,985	2,447	2,511	16,389	18,900	(6,802)	1996

Total Las Vegas, Nevada	17		14,847	46,249	35,526	15,285	81,337	96,622	(31,374)

Los Angeles, California
Anaheim Industrial Center	13	(e)	32,275	59,983	757	32,486	60,529	93,015	(6,658)	2005
Dominguez North Industrial Center	2		7,340	13,739	86	7,388	13,777	21,165	(857)	2007
Fullerton Industrial Center	2		8,238	15,300	77	8,292	15,323	23,615	(1,693)	2005
Industry Distribution Center	7	(e)(g)	50,268	93,355	471	50,594	93,500	144,094	(10,374)	2005
Los Angeles Industrial Center	2		3,777	7,015	198	3,802	7,188	10,990	(778)	2005
Mid Counties Industrial Center	14	(e)	45,864	87,107	10,819	46,156	97,634	143,790	(11,367)	2005, 2006
Orange Industrial Center	2		5,930	11,014	—	5,969	10,975	16,944	(1,208)	2005
Santa Ana Distribution Center	2		4,318	8,019	40	4,346	8,031	12,377	(890)	2005
South Bay Distribution Center	4		14,478	27,511	984	14,575	28,398	42,973	(2,709)	2005, 2007
Tustin Industrial Center	2		4,553	8,456	47	4,583	8,473	13,056	(942)	2005
Vernon Distribution Center	15		25,439	47,250	1,349	25,608	48,430	74,038	(5,457)	2005

Total Los Angeles, California	65		202,480	378,749	14,828	203,799	392,258	596,057	(42,933)

Louisville, Kentucky
Airpark Commerce Center	4		1,583	8,971	5,408	1,619	14,343	15,962	(7,445)	1998
Cedar Grove Distribution Center	2	(e)	6,065	30,404	204	6,108	30,565	36,673	(1,870)	2005, 2008
Commerce Crossings Distribution Center	1		1,912	7,649	49	1,934	7,676	9,610	(842)	2005
I-65 Meyer Dist. Center (d)	2		4,258	—	22,417	4,625	22,050	26,675	(1,060)	2006, 2007
Louisville Distribution Center	2	(e)	680	3,402	4,484	709	7,857	8,566	(3,114)	1995, 1998
Riverport Distribution Center	1		1,515	8,585	2,187	1,543	10,744	12,287	(2,950)	1999

Total Louisville, Kentucky	12		16,013	59,011	34,749	16,538	93,235	109,773	(17,281)

Memphis, Tennessee
Airport Distribution Center	7		2,660	14,853	5,651	2,713	20,451	23,164	(9,305)	1995, 1996, 1999
Centerpointe Distribution Center	1		1,401	9,019	236	1,425	9,231	10,656	(2,944)	2001
Delp Distribution Center	6		3,870	21,853	5,339	3,940	27,122	31,062	(11,714)	1995, 1999
DeSoto Distribution Center (d)	1		4,761	—	25,343	4,830	25,274	30,104	(473)	2007
Fred Jones Distribution Center	1		125	707	308	127	1,013	1,140	(520)	1994
Memphis Distribution Center	1		480	2,723	410	489	3,124	3,613	(688)	2002
Olive Branch Distribution Center	2		2,892	16,389	2,215	2,941	18,555	21,496	(6,713)	1999
Raines Distribution Center	1		1,635	4,262	—	1,648	4,249	5,897	(6,719)	1998

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Southpark Distribution Center	1		859	4,866	704	873	5,556	6,429	(670)	2003
Willow Lake Distribution Center	1		613	3,474	328	623	3,792	4,415	(1,379)	1999

Total Memphis, Tennessee	22		19,296	78,146	40,534	19,609	118,367	137,976	(41,125)

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	649	472	3,266	3,738	(1,631)	1995
I-40 Industrial Center	4		1,711	9,698	1,499	1,741	11,167	12,908	(4,574)	1995, 1996, 1999
Interchange City Distribution Center	8		5,179	26,540	4,299	5,986	30,032	36,018	(4,274)	1998, 2003, 2008
Space Park South Distribution Center	15		3,499	19,830	8,685	3,572	28,442	32,014	(15,199)	1994

Total Nashville, Tennessee	29		10,852	58,694	15,132	11,771	72,907	84,678	(25,678)

New Jersey
Bellmawr Distribution Center	1		212	1,197	379	215	1,573	1,788	(633)	1999
Brunswick Distribution Center	2		870	4,928	2,030	887	6,941	7,828	(3,805)	1997
Chester Distribution Center	1		548	5,319	—	561	5,306	5,867	(3,109)	2002
Clearview Distribution Center	1		2,232	12,648	525	2,267	13,138	15,405	(6,164)	1996
Exit 8A Distribution Center	1		7,626	44,103	554	8,062	44,221	52,283	(4,872)	2005
Exit 10 Distribution Center	6		22,738	126,961	1,214	23,080	127,833	150,913	(13,985)	2005
Kilmer Distribution Center	4	(e)	2,526	14,313	2,692	2,570	16,961	19,531	(7,602)	1996
Meadowland Distribution Center	4	(e)	10,272	57,480	725	10,426	58,051	68,477	(5,589)	2005
Meadowland Industrial Center	8	(e)	5,676	32,167	15,924	5,798	47,969	53,767	(26,153)	1996, 1997, 1998
Mount Olive Distribution Center	1		1,509	8,552	—	1,532	8,529	10,061	(392)	2007
Mt. Laurel Distribution Center	3		826	4,679	1,481	842	6,144	6,986	(2,243)	1999
Pennsauken Distribution Center	3		376	2,132	430	390	2,548	2,938	(976)	1999
Port Reading Business Park (d)	1		4,138	—	24,663	4,336	24,465	28,801	(1,499)	2005

Total New Jersey	36		59,549	314,479	50,617	60,966	363,679	424,645	(77,022)

Orlando, Florida
33rd Street Industrial Center	9		1,980	11,237	4,203	2,019	15,401	17,420	(7,374)	1994, 1995, 1996
Beltway Commerce Center	3		17,178	25,526	—	17,178	25,526	42,704	(27)	2008
Chancellor Distribution Center	1		380	2,156	1,558	390	3,704	4,094	(1,792)	1994
Consulate Distribution Center	3		4,148	23,617	1,024	4,213	24,576	28,789	(8,184)	1999
LaQuinta Distribution Center	1		354	2,006	1,664	363	3,661	4,024	(1,905)	1994
Orlando Central Park	3		1,378	—	9,938	1,896	9,420	11,316	(3,385)	1997, 1998
Princeton Oaks Distribution Center	1		900	5,100	269	914	5,355	6,269	(1,669)	1999

Total Orlando, Florida	21		26,318	69,642	18,656	26,973	87,643	114,616	(24,336)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,460	572	4,243	4,815	(2,445)	1994
Alameda Distribution Center	2		3,872	14,358	1,942	3,918	16,254	20,172	(1,765)	2005
Buckeye Road Industrial Center	2		1,236	4,988	834	1,252	5,806	7,058	(582)	2005
Hohokam 10 Business Center	6		4,258	7,467	12,936	4,314	20,347	24,661	(7,999)	1996, 1999
I-10 West Business Center	3		263	1,525	824	269	2,343	2,612	(1,227)	1993
Kyrene Commons Distribution Center	3		2,369	5,475	506	1,112	7,238	8,350	(3,234)	1992, 1998, 1999
Kyrene Commons Distribution Center South	2		1,096	—	5,645	1,178	5,563	6,741	(2,162)	1998
Martin Van Buren Distribution Center	6		572	3,285	1,913	585	5,185	5,770	(2,788)	1993, 1994
Papago Distribution Center	3		4,828	20,017	1,871	4,889	21,827	26,716	(3,497)	1994, 2005
Roosevelt Distribution Center	1		1,766	7,065	34	1,786	7,079	8,865	(780)	2005
University Dr Distribution Center	1		683	2,735	140	691	2,867	3,558	(313)	2005

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Watkins Street Distribution Center	1		242	1,375	448	247	1,818	2,065	(879)	1995
Wilson Drive Distribution Center	1		1,273	5,093	62	1,288	5,140	6,428	(570)	2005

Total Phoenix, Arizona	33		22,961	76,235	28,615	22,101	105,710	127,811	(28,241)

Portland, Oregon
Argyle Distribution Center	3		946	5,388	1,839	965	7,208	8,173	(3,521)	1993
Columbia Distribution Center	2		550	3,121	1,058	561	4,168	4,729	(2,129)	1994
PDX Corporate Center East	2	(g)	1,785	—	7,165	2,121	6,829	8,950	(2,578)	1997
PDX Corporate Center North Phase II (d)	1	(g)	5,077	9,895	—	5,077	9,895	14,972	—	2008
PDX Corporate Center North/South	7	(g)	2,405	—	11,666	2,574	11,497	14,071	(5,074)	1995, 1996
Southshore Corporate Center	5	(e)	13,061	52,299	696	13,423	52,633	66,056	(5,426)	2005, 2006
Wilsonville Corporate Center	6	(e)	2,963	—	13,391	3,001	13,353	16,354	(5,877)	1995, 1996

Total Portland, Oregon	26		26,787	70,703	35,815	27,722	105,583	133,305	(24,605)

Reno, Nevada
Golden Valley Distribution Center	3		2,975	13,686	11,194	4,514	23,341	27,855	(5,029)	1996, 1998, 2005
Meredith Kleppe Business Center	1		526	754	3,519	537	4,262	4,799	(2,005)	1993
Packer Way Distribution Center	2		506	2,879	1,501	517	4,369	4,886	(2,525)	1993
Spice Island Distribution Center	1		435	2,466	2,323	447	4,777	5,224	(1,882)	1996
Tahoe-Reno Industrial Center (d)	1		3,281	—	23,289	3,341	23,229	26,570	(335)	2007
Vista Industrial Park	10	(e)	9,566	40,036	14,945	9,712	54,835	64,547	(15,968)	1994, 1995, 2001

Total Reno, Nevada	18		17,289	59,821	56,771	19,068	114,813	133,881	(27,744)

Salt Lake City, Utah
Centennial Distribution Center	2		1,149	—	9,028	1,172	9,005	10,177	(3,998)	1995
Salt Lake International Distribution Center	2		1,367	2,792	10,053	1,396	12,816	14,212	(5,483)	1994, 1996

Total Salt Lake City, Utah	4		2,516	2,792	19,081	2,568	21,821	24,389	(9,481)

San Antonio, Texas
10711 Distribution Center	2		582	3,301	1,933	596	5,220	5,816	(2,852)	1994
City Park East Distribution Center	4		1,344	9,645	922	1,361	10,550	11,911	(833)	2003, 2008
Coliseum Distribution Center	1		428	—	4,974	477	4,925	5,402	(2,672)	1994
Dist Drive Center	1		473	2,680	1,217	483	3,887	4,370	(2,256)	1992
Eisenhauer Distribution Center (d)	1		836	884	2,914	484	4,150	4,634	(25)	2007
Macro Distribution Center	3		1,705	9,024	2,164	1,734	11,159	12,893	(1,500)	2002
Perrin Creek Corporate Center	1		288	—	1,295	210	1,373	1,583	(594)	1996
Rittiman East Industrial Park	7		5,902	23,746	188	5,970	23,866	29,836	(1,908)	2006
Rittiman West Industrial Park	2		1,237	4,950	229	1,244	5,172	6,416	(411)	2006
San Antonio Distribution Center I	9		1,589	9,028	6,043	1,627	15,033	16,660	(8,221)	1992, 1993, 1994
San Antonio Distribution Center II	3		945	—	6,512	902	6,555	7,457	(3,083)	1994
San Antonio Distribution Center III	4		1,176	6,571	3,200	1,201	9,746	10,947	(4,807)	1996
Tri-County Distribution Center	2	(e)	3,183	12,743	190	3,220	12,896	16,116	(515)	2007
Woodlake Distribution Center	2		248	1,405	1,192	254	2,591	2,845	(1,406)	1994

Total San Antonio, Texas	42		19,936	83,977	32,973	19,763	117,123	136,886	(31,083)

San Francisco (East Bay), California
Alvarado Business Center	10	(e)	20,739	62,595	1,275	20,931	63,678	84,609	(7,109)	2005
Barrington Business Center	3		1,741	9,863	2,245	1,772	12,077	13,849	(3,978)	1999
East Bay Industrial Center	1		531	3,009	554	540	3,554	4,094	(1,858)	1994
Eigenbrodt Way Distribution Center	1	(e)	393	2,228	497	400	2,718	3,118	(1,409)	1993
Hayward Commerce Center	4		1,933	10,955	2,292	1,968	13,212	15,180	(6,490)	1993
Hayward Commerce Park	7		1,968	11,167	3,421	2,006	14,550	16,556	(7,811)	1994
Hayward Distribution Center	6	(e)	2,906	19,165	5,201	3,389	23,883	27,272	(12,282)	1993

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Hayward Industrial Center	13	(e)	4,481	25,393	5,174	4,560	30,488	35,048	(15,835)	1993
Livermore Distribution Center	4		8,992	26,976	1,414	9,077	28,305	37,382	(3,164)	2005
Oakland Industrial Center	3	(e)	8,234	24,704	459	8,310	25,087	33,397	(2,723)	2005
Regatta Business Park	2	(e)	7,688	23,063	256	7,758	23,249	31,007	(2,549)	2005
San Leandro Distribution Center	3	(e)	1,387	7,862	1,949	1,413	9,785	11,198	(4,904)	1993

Total San Francisco (East Bay), California	57		60,993	226,980	24,737	62,124	250,586	312,710	(70,112)

San Francisco (South Bay), California
Bayside Business Center	2	(g)	2,088	—	4,834	2,104	4,818	6,922	(2,390)	1996
Bayside Corporate Center	7	(g)	4,365	—	18,618	4,417	18,566	22,983	(8,958)	1995, 1996
Bayside Plaza I	12	(g)	5,212	18,008	4,599	5,279	22,540	27,819	(11,082)	1993
Bayside Plaza II	2	(g)	634	—	3,247	642	3,239	3,881	(1,867)	1994
Gateway Corporate Center	11	(g)	7,575	24,746	8,270	7,667	32,924	40,591	(16,530)	1993, 1996
Mowry Business Center	4		5,933	—	19,396	7,872	17,457	25,329	(6,975)	1997, 1998
Overlook Distribution Center	1		1,573	8,915	96	1,597	8,987	10,584	(2,920)	1999
Pacific Commons Industrial Center	7	(g)	30,107	90,416	1,059	30,382	91,200	121,582	(10,044)	2005
Pacific Industrial Center	6	(e)	21,676	65,083	5,310	21,884	70,185	92,069	(7,324)	2005
Shoreline Business Center	8	(g)	4,328	16,101	2,404	4,379	18,454	22,833	(9,041)	1993
Shoreline Business Center II	2	(g)	922	—	5,610	937	5,595	6,532	(2,799)	1995
Spinnaker Business Center	12	(g)	7,043	25,220	5,310	7,128	30,445	37,573	(15,211)	1993
Thornton Business Center	5		3,988	11,706	7,237	4,041	18,890	22,931	(8,385)	1993, 1996
Trimble Distribution Center	5		2,836	16,067	4,551	2,889	20,565	23,454	(10,072)	1994

Total San Francisco (South Bay), California	84		98,280	276,262	90,541	101,218	363,865	465,083	(113,598)

Seattle, Washington
Andover East Business Center	2		535	3,033	848	545	3,871	4,416	(1,835)	1994
Fife Corporate Center	3		4,059	—	11,185	4,244	11,000	15,244	(4,505)	1996
Kent Corporate Center	2	(g)	2,882	1,987	9,721	3,309	11,281	14,590	(5,155)	1995
ProLogis Park SeaTac (d)	2		12,230	14,170	—	12,230	14,170	26,400	—	2008
Van Doren’s Distribution Center	2	(g)	2,473	—	9,540	3,138	8,875	12,013	(4,086)	1995, 1997

Total Seattle, Washington	11		22,179	19,190	31,294	23,466	49,197	72,663	(15,581)

South Florida
Airport West Distribution Center	2		1,253	3,825	3,303	1,993	6,388	8,381	(2,417)	1995, 1998
Boca Distribution Center	1		1,474	5,918	189	1,492	6,089	7,581	(502)	2006
CenterPort Distribution Center	3		2,083	11,806	1,051	2,117	12,823	14,940	(4,316)	1999
Copans Distribution Center	2		504	2,857	684	513	3,532	4,045	(1,505)	1997, 1998
Dade Distribution Center	1		2,589	14,670	272	2,629	14,902	17,531	(1,702)	2005
North Andrews Distribution Center	1		698	3,956	102	709	4,047	4,756	(1,925)	1994
Pompano Beach Distribution Center (d)	3		11,101	15,137	—	11,101	15,137	26,238	(11)	2008
Port Lauderdale Distribution Center	2		896	—	7,907	2,225	6,578	8,803	(2,159)	1997
ProLogis Park I-595	2	(e)	1,998	11,326	449	2,030	11,743	13,773	(2,291)	2003

Total South Florida	17		22,596	69,495	13,957	24,809	81,239	106,048	(16,828)

St. Louis, Missouri
Earth City Industrial Center	5		2,225	12,820	4,405	2,270	17,180	19,450	(7,339)	1997, 1998
Westport Distribution Center	1		366	1,247	1,963	373	3,203	3,576	(1,136)	1997

Total St. Louis, Missouri	6		2,591	14,067	6,368	2,643	20,383	23,026	(8,475)

Tampa, Florida
Adamo Distribution Center	6		2,105	11,930	2,015	2,142	13,908	16,050	(3,959)	1995, 2001
Commerce Park Distribution Center	4		811	4,597	1,421	827	6,002	6,829	(3,287)	1994
Eastwood Distribution Center	1		122	690	148	124	836	960	(420)	1994
Lakeland Distribution Center	1		938	5,313	1,326	955	6,622	7,577	(3,232)	1994

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Madison Distribution Center	1		—	5,313	84	3,200	2,197	5,397	(3)	2007
Orchid Lake Industrial Center	1		41	235	46	42	280	322	(130)	1994
Plant City Distribution Center	1		206	1,169	255	210	1,420	1,630	(714)	1994
Sabal Park Distribution Center	8	(e)	3,180	—	25,694	3,582	25,292	28,874	(8,022)	1996, 1997, 1998, 2002
Silo Bend Distribution Center	4		2,887	16,358	3,613	2,939	19,919	22,858	(9,756)	1994
Silo Bend Industrial Center	1		525	2,975	793	535	3,758	4,293	(1,846)	1994
Tampa East Distribution Center	9		2,627	14,835	2,835	2,514	17,783	20,297	(9,045)	1994
Tampa East Industrial Center	1		303	1,513	557	308	2,065	2,373	(1,075)	1994
Tampa West Distribution Center	11		2,874	16,128	4,004	2,971	20,035	23,006	(10,250)	1994, 1995
Tampa West Industrial Center	3		346	—	5,961	649	5,658	6,307	(2,241)	1996, 1998

Total Tampa, Florida	52		16,965	81,056	48,752	20,998	125,775	146,773	(53,980)

Washington D.C./Baltimore, Maryland
1901 Park 100 Drive	1		2,409	7,227	992	2,433	8,195	10,628	(637)	2006
7616 Canton Center Dr	1		1,521	4,528	—	1,535	4,514	6,049	(221)	2007
Airport Commons Distribution Center	2	(e)	2,320	—	8,979	2,386	8,913	11,299	(2,730)	1997
Ardmore Distribution Center	3		1,431	8,110	1,677	1,457	9,761	11,218	(4,882)	1994
Ardmore Industrial Center	2		984	5,581	1,281	1,003	6,843	7,846	(3,585)	1994
Corcorde Industrial Center	4	(e)	1,538	8,717	2,992	1,568	11,679	13,247	(5,649)	1995
DeSoto Business Park	6		2,709	12,892	7,022	2,761	19,862	22,623	(5,745)	1996, 2007
Eisenhower Industrial Center	3		1,240	7,025	2,959	1,265	9,959	11,224	(4,723)	1994
Fleet Distribution Center	8		3,198	18,121	3,608	3,172	21,755	24,927	(9,981)	1996
Gateway Distribution Center	2		192	—	4,610	842	3,960	4,802	(1,216)	1998
Hickory Ridge Distribution Center	2	(e)	15,988	47,964	626	16,134	48,444	64,578	(5,203)	2005
Meadowridge Distribution Center	1	(e)	1,757	—	6,077	1,920	5,914	7,834	(1,863)	1998
Patapsco Distribution Center	1		270	1,528	1,049	276	2,571	2,847	(1,112)	1995
ProLogis Park Edgewood	1		4,244	12,732	5,606	4,295	18,287	22,582	(2,162)	2005
White Oak Distribution Center	1		3,986	24,107	7	4,049	24,051	28,100	(4,316)	2002
Winchester Distribution Center	1		3,286	13,141	—	3,323	13,104	16,427	(1,444)	2005

Total Washington D.C./Baltimore, Maryland	39		47,073	171,673	47,485	48,419	217,812	266,231	(55,469)

Other
Valley Industrial Center	1		363	—	4,610	374	4,599	4,973	(1,319)	1997
Shawnee Distribution Center	1		2,859	11,431	—	2,890	11,400	14,290	(1,254)	2005

Total Other	2		3,222	11,431	4,610	3,264	15,999	19,263	(2,573)

Mexico:
Guadalajara
El Salto Distribution Center (d)	2		4,473	6,159	—	4,473	6,159	10,632	—	2008

Total Guadalajara, Mexico	2		4,473	6,159	—	4,473	6,159	10,632	—

Juarez
Bermudez Industrial Center	2		1,155	4,619	2,050	1,173	6,651	7,824	(263)	2007
Del Norte Industrial Center II (d)	2		1,523	5,729	—	1,523	5,729	7,252	—	2008
Ramon Rivera Lara Industrial Center	1		445	—	3,625	2,255	1,815	4,070	(570)	2000

Total Juarez, Mexico	5		3,123	10,348	5,675	4,951	14,195	19,146	(833)

Mexico City
Cedros-Tepotzotlan Distribution Center	2		11,990	6,719	12,756	12,861	18,604	31,465	(718)	2006, 2007
Nor-T Distribution Center	4		7,247	32,135	1	5,890	33,493	39,383	(4,028)	2006
Puente Grande Distribution Center (d)	1		6,301	6,813	—	6,301	6,813	13,114	(62)	2008

Total Mexico City, Mexico	7		25,538	45,667	12,757	25,052	58,910	83,962	(4,808)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Monterrey
Monterrey Airport (d)	3		9,263	12,878	5,230	9,279	18,092	27,371	(170)	2007, 2008
Monterrey Industrial Park	3		1,563	809	5,247	1,426	6,193	7,619	(2,886)	1997

Total Monterrey, Mexico	6		10,826	13,687	10,477	10,705	24,285	34,990	(3,056)

Reynosa
El Puente Industrial Center (d)	2		1,906	5,823	—	1,906	5,823	7,729	—	2008
Pharr Bridge Industrial Center (d)	1		1,088	3,682	(1)	1,088	3,681	4,769	—	2008

Total Reynosa, Mexico	3		2,994	9,505	(1)	2,994	9,504	12,498	—

Tijuana
ProLogis Park Alamar (d)	3		20,540	17,081	1	20,540	17,082	37,622	—	2008

Total Tijuana, Mexico	3		20,540	17,081	1	20,540	17,082	37,622	—

Canada:
Toronto
Mississauga Gateway Center (d)	1		1,512	6,320	—	1,512	6,320	7,832	—	2008
Total Toronto, Canada	1		1,512	6,320	—	1,512	6,320	7,832	—

Subtotal North American Markets	1,205		1,721,944	5,192,655	1,624,338	1,828,663	6,710,274	8,538,937	(1,537,864)

European Markets
Belgium:
Willebroek Distribution Center (d)	1		3,545	10,591	—	3,545	10,591	14,136	—	2008

Total Belgium	1		3,545	10,591	—	3,545	10,591	14,136	—

Czech Republic:
Ostrava Distribution Center (d)	2		7,993	57,501	—	7,993	57,501	65,494	—	2008
Stenovice Distribution Center (d)	2		2,815	32,424	—	2,815	32,424	35,239	—	2008
Uzice Distribution Center (d)	2		6,453	—	35,717	6,665	35,505	42,170	(824)	2007

Total Czech Republic	6		17,261	89,925	35,717	17,473	125,430	142,903	(824)

France:
Avignon Distribution Center (d)	1		3,405	24,084	—	3,405	24,084	27,489	—	2008
Isle d’Abeau Distribution Center	1		12,792	20,230	7,553	9,302	31,273	40,575	(2,702)	2006
Macon Distribution Center (d)	1		2,065	—	25,585	3,300	24,350	27,650	(900)	2006
Mitry Mory Distribution Center	1		2,243	9,149	—	2,243	9,149	11,392	—	2008
Strasbourg Distribution Center (d)	2		67	30,427	(788)	67	29,639	29,706	(114)	2008

Total France	6		20,572	83,890	32,350	18,317	118,495	136,812	(3,716)

Germany:
Alzenau Distribution Center (d)	1		4,618	9,832	—	4,618	9,832	14,450	—	2008
Bremen Distribution Center (d)	1		2,151	14,782	(4)	2,151	14,778	16,929	—	2008
Cologne Eifeltor Distribution Center (d)	1		3,040	12,585	—	3,040	12,585	15,625	—	2008
Kolleda Distribution Center (d)	1		289	4,306	(226)	289	4,080	4,369	—	2008
Leipzig DC (d)	1		2,754	5,109	(1,529)	2,754	3,580	6,334	—	2008
Manching Distribution Center (d)	1		2,176	10,186	(351)	2,176	9,835	12,011	—	2008
Meerane Distribution Center (d)	1		830	5,714	—	830	5,714	6,544	—	2008
Munich Distribution Center (d)	1		14,805	14,970	—	14,805	14,970	29,775	—	2008
Weilerswist Distribution Center (d)	2		4,701	11,798	—	4,701	11,798	16,499	—	2008

Total Germany	10		35,364	89,282	(2,110)	35,364	87,172	122,536	—

Hungary:
Batta Distribution Center (d)	1		2,497	15,829	—	2,497	15,829	18,326	—	2008
Budapest Park (d)	1		1,183	—	8,005	1,277	7,911	9,188	(190)	2007
Budapest Park Phase II (d)	1		952	21,215	(528)	952	20,687	21,639	—	2008

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Budapest-Sziget Dist. Center (d)	1		2,763	9,500	—	2,763	9,500	12,263	—	2008
Hegyeshalom Distribution Center (d)	1		965	—	12,626	1,008	12,583	13,591	(197)	2007

Total Hungary	5		8,360	46,544	20,103	8,497	66,510	75,007	(387)

Italy:
Bologna Distribution Center (d)	1		4,413	—	12,761	4,940	12,234	17,174	(575)	2006
Lodi Distribution Center	2		7,996	35,613	6,706	13,011	37,304	50,315	(3,693)	2005, 2006
Romentino Distribution Center (d)	2		3,758	—	32,483	4,128	32,113	36,241	(1,560)	2006

Total Italy	5		16,167	35,613	51,950	22,079	81,651	103,730	(5,828)

Netherlands:
Venlo Dist. Center (d)	1		3,494	11,126	259	3,752	11,127	14,879	—	2008

Total Netherlands	1		3,494	11,126	259	3,752	11,127	14,879	—

Poland:
Janki Distribution Center (d)	2		7,979	41,409	(1,591)	7,979	39,818	47,797	(153)	2008
Piotrkow Distribution Center (d)	2		1,006	9,764	—	1,006	9,764	10,770	—	2008
Poznan II Distribution Center (d)	1		5,554	—	3,949	1,749	7,754	9,503	(73)	2007
Sochaczew Distribution Center (d)	4		1,534	12,782	14,326	2,924	25,718	28,642	(209)	2007, 2008
Szczecin Distribution Center (d)	1		3,430	21,344	—	3,430	21,344	24,774	—	2008
Warsaw II Distribution Center (d)	4		5,879	30,484	(709)	5,879	29,775	35,654	—	2008
Wroclaw Distribution Center (d)	2		3,839	33,390	—	3,839	33,390	37,229	—	2008
Wroclaw II Distribution Center (d)	1		1,909	—	12,193	1,974	12,128	14,102	(659)	2007

Total Poland	17		31,130	149,173	28,168	28,780	179,691	208,471	(1,094)

Romania:
Bucharest Distribution Center (d)	4		7,592	33,188	31,305	7,699	64,386	72,085	(866)	2007, 2008

Total Romania	4		7,592	33,188	31,305	7,699	64,386	72,085	(866)

Slovakia:
Bratislava Distribution Center	3		6,280	45,922	15,224	6,432	60,994	67,426	(2,219)	2007, 2008
Galanta Distribution Center (d)	3		9,426	50,586	(5,450)	9,426	45,136	54,562	(544)	2008
ProLogis Park Nove Mesto (d)	1		1,051	6,892	—	1,051	6,892	7,943	—	2008

Total Slovakia	7		16,757	103,400	9,774	16,909	113,022	129,931	(2,763)

Spain:
Tarancon Distribution Center (d)	1		4,146	18,319	—	4,146	18,319	22,465	—	2008

Total Spain	1		4,146	18,319	—	4,146	18,319	22,465	—

Sweden:
Gothenburg Distribution Center (d)	1		1,036	7,325	(2,310)	1,036	5,015	6,051	—	2008

Total Sweden	1		1,036	7,325	(2,310)	1,036	5,015	6,051	—

United Kingdom:
Cabot Park Distribution Center (d)	1		3,708	8,952	—	3,708	8,952	12,660	—	2008
Campbell Road Distribution Center (d)	1		9,204	18,604	—	9,204	18,604	27,808	—	2008
Corby Distribution Center (d)	1		1,968	—	10,495	1,191	11,272	12,463	(271)	2007
Coventry Distribution Center (d)	1		4,322	—	6,689	3,294	7,717	11,011	(40)	2007
Crewe Distribution Center (d)	1		11,478	19,049	—	11,478	19,049	30,527	—	2008
Hayes Distribution Center (d)	3		22,123	—	37,960	41,024	19,059	60,083	(340)	2007
Houghton Main Distribution Center (d)	1		8,993	—	23,968	7,119	25,842	32,961	(675)	2006
Midpoint Park (d)	2		29,189	30,098	—	29,189	30,098	59,287	—	2008
North Kettering Bus Pk (d)	2		22,367	—	23,218	17,210	28,375	45,585	(487)	2007
Peterborough Dist. Center.(d)	1		6,554	—	12,758	5,634	13,678	19,312	(43)	2007

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Pineham Distribution Center (d)	2		18,368	29,767	—	18,368	29,767	48,135	—	2008
Stafford Distribution Center (d)	2		14,583	—	16,567	11,346	19,804	31,150	(426)	2006, 2007

Total United Kingdom	18		152,857	106,470	131,655	158,765	232,217	390,982	(2,282)

Subtotal European Markets	82		318,281	784,846	336,861	326,362	1,113,626	1,439,988	(17,760)

Asian Markets
Japan:
Chiba Distribution Center (d)	1		29,647	56,727	—	29,647	56,727	86,374	—	2008
Iwanuma I Land (d)	1		6,377	38,225	—	6,377	38,225	44,602	—	2008
ProLogis Park Aichi Distribution Center (d)	1		26,362	—	90,177	32,850	83,689	116,539	(1,214)	2007
ProLogis Park Ichikawa (d)	1		91,315	165,709	—	91,315	165,709	257,024	—	2008
ProLogis Park Maishima III (d)	1		25,124	98,516	—	25,124	98,516	123,640	—	2008
ProLogis Park Narita III (d)	1		24,527	86,956	—	24,527	86,956	111,483	—	2008
ProLogis Park Osaka II (d)	1		30,630	—	181,565	38,342	173,853	212,195	(2,520)	2007

Total Japan	7		233,982	446,133	271,742	248,182	703,675	951,857	(3,734)

Korea:
ProLogis Park Deokpyung	1		5,062	6,364	—	3,593	7,833	11,426	(681)	2006
ProLogis Park Okcheon (d)	1		819	2,349	—	819	2,349	3,168	(16)	2008
ProLogis Park Yongin	1	(e)	8,871	2,221	—	6,404	4,688	11,092	(446)	2007

Total Korea	3		14,752	10,934	—	10,816	14,870	25,686	(1,143)

Subtotal Asian Markets	10		248,734	457,067	271,742	258,998	718,545	977,543	(4,877)

Total Industrial Operating Properties	1,297		2,288,959	6,434,568	2,232,941	2,414,023	8,542,445	10,956,468	(1,560,501)

Retail operating properties
Austin, Texas
Mueller Regional Retail	6		9,792	12,873	30,802	8,890	44,577	53,467	(750)	2007, 2008

Total Austin, Texas	6		9,792	12,873	30,802	8,890	44,577	53,467	(750)

Chicago, Illinois
Glenview Office Center	1		—	—	7,859	1,313	6,546	7,859	(544)	2005

Total Chicago, Illinois	1		—	—	7,859	1,313	6,546	7,859	(544)

Los Angeles / Orange County, California
Newport Retail Center	1		4,478	10,450	—	4,478	10,450	14,928	(860)	2005
Woodland Retail Center	3		10,376	24,208	671	10,375	24,880	35,255	(4,308)	2005

Total Los Angeles / Orange County, California	4		14,854	34,658	671	14,853	35,330	50,183	(5,168)

San Francisco (East Bay), California
EB Bridge Shopping Center	8	(g)	23,042	81,693	186	23,042	81,879	104,921	(7,870)	2005
Granada Shopping Center	1		2,604	9,232	161	2,604	9,393	11,997	(765)	2005

Total San Francisco (East Bay), California	9		25,646	90,925	347	25,646	91,272	116,918	(8,635)

San Francisco (South Bay), California
Pacific Commons Retail	14		28,144	64,829	37,592	30,415	100,150	130,565	(6,074)	2005, 2006, 2008

Total San Francisco (South Bay), California	14		28,144	64,829	37,592	30,415	100,150	130,565	(6,074)

Total Retail Operating Properties	34		78,436	203,285	77,271	81,117	277,875	358,992	(21,171)

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Total Operating Properties	1,331		2,367,395	6,637,853	2,310,212	2,495,140	8,820,320	11,315,460	(1,581,672)

Properties Under Development
North American Markets:
United States
Central Valley, California
Tracy II Distribution Center	2		—	—	68,979	68,979	—	68,979	—	2008

Total Central Valley, California	2		—	—	68,979	68,979	—	68,979	—

Chicago, Illinois
Elk Grove Distribution Center	1		11,912	—	10,647	22,559	—	22,559	—	2007

Total Chicago, Illinois	1		11,912	—	10,647	22,559	—	22,559	—

Inland Empire, California
Riverbluff Distribution Center	1		41,235	—	28,337	69,572	—	69,572	—	2008

Total Inland Empire, California	1		41,235	—	28,337	69,572	—	69,572	—

South Florida
Sawgrass Distribution Center	2		9,939	—	10,619	20,558	—	20,558	—	2007

Total South Florida	2		9,939	—	10,619	20,558	—	20,558	—

Mexico:
Juarez
Centro Industrial Center	3		8,358	—	12,765	21,123	—	21,123	—	2008

Total Juarez, Mexico	3		8,358	—	12,765	21,123	—	21,123	—

Mexico City
Puente Grande Distribution Center	1		8,447	—	8,423	16,870	—	16,870	—	2007
Toluca Distribution Center	1		7,846	—	8,738	16,584	—	16,584	—	2008

Total Mexico City, Mexico	2		16,293	—	17,161	33,454	—	33,454	—

Reynosa
Pharr Bridge Industrial Center	1		2,399	—	8,355	10,754	—	10,754	—	2007

Total Reynosa, Mexico	1		2,399	—	8,355	10,754	—	10,754	—

Canada:
Toronto
Bolton Distribution Center	1		7,854	—	12,051	19,905	—	19,905	—	2008

Total Toronto, Canada	1		7,854	—	12,051	19,905	—	19,905	—

Subtotal North American Markets	13		97,990	—	168,914	266,904	—	266,904	—

European Markets:
Belgium
Liege Park	1		854	—	8,374	9,228	—	9,228	—	2008

Total Belgium	1		854	—	8,374	9,228	—	9,228	—

Czech Republic
Stenovice Distribution Center	1		—	—	17,871	17,871	—	17,871	—	2008
Uzice Distribution Center	2		5,649	—	40,648	46,297	—	46,297	—	2007, 2008

Total Czech Republic	3		5,649	—	58,519	64,168	—	64,168	—

France
Clesud Grans Miramas Distribution Center	1		3,710	—	9,768	13,478	—	13,478	—	2008
Le Havre Distribution Center	1		551	—	13,360	13,911	—	13,911	—	2008
Moissy Cramayel Distribution Center	1		—	—	1,420	1,420	—	1,420	—	2008

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Rennes Distribution Center	1		614	—	13,364	13,978	—	13,978	—	2007
Vemars Distribution Center	5		14,210	—	11,159	25,369	—	25,369	—	2008

Total France	9		19,085	—	49,071	68,156	—	68,156	—

Germany
Augsburg Distribution Center	1		9,205	—	16,906	26,111	—	26,111	—	2008
Billbrook Hamburg Distribution Center	1		6,471	—	14,588	21,059	—	21,059	—	2008
Bochum Distribution Center	1		—	—	7,441	7,441	—	7,441	—	2008
Cologne Eifeltor Distribution Center	1		995	—	7,104	8,099	—	8,099	—	2008
Edermunde Distribution Center	1		6,656	—	8,442	15,098	—	15,098	—	2008
Heilbronn Distribution Center	3		14,024	—	32,113	46,137	—	46,137	—	2008
Herford Distribution Center	2		2,691	—	11,407	14,098	—	14,098	—	2008
Krefeld Park	1		3,051	—	4,713	7,764	—	7,764	—	2008
Lehrte Distribution Center	2		7,630	—	7,489	15,119	—	15,119	—	2008
Malsfeld Distribution Center	1		3,439	—	—	3,439	—	3,439	—	2008

Total Germany	14		54,162	—	110,203	164,365	—	164,365	—

Italy
Turin Distribution Center	1		62	—	45	107	—	107	—	2008

Total Italy	1		62	—	45	107	—	107	—

Netherlands
Almere Distribution Center	1		7,065	—	—	7,065	—	7,065	—	2008

Total Netherlands	1		7,065	—	—	7,065	—	7,065	—

Poland
Bedzin Distribution Center	2		4,203	—	6,260	10,463	—	10,463	—	2008
Blonie II Distribution Center	4		16,286	—	40,423	56,709	—	56,709	—	2008
Chorzow Distribution Center	2		12,941	—	32,579	45,520	—	45,520	—	2008
Nadarzyn Distribution Center	1		526	—	9,514	10,040	—	10,040	—	2007
Piotrkow II Distribution Center	1		899	—	8,307	9,206	—	9,206	—	2007
ProLogis Park Rawa	1		2,056	—	11,187	13,243	—	13,243	—	2008
Wroclaw III Distribution Center	2		6,968	—	28,390	35,358	—	35,358	—	2008

Total Poland	13		43,879	—	136,660	180,539	—	180,539	—

Slovakia
Sered Distribution Center	1		2,918	—	14,264	17,182	—	17,182	—	2008

Total Slovakia	1		2,918	—	14,264	17,182	—	17,182	—

Spain
Massalaves Distribution Center	1		2,518	—	7,358	9,876	—	9,876	—	2006
Sallent Distribution Center	1		8,896	—	3,761	12,657	—	12,657	—	2008
Zaragoza Distribution Center	1		5,763	—	1,745	7,508	—	7,508	—	2008

Total Spain	3		17,177	—	12,864	30,041	—	30,041	—

Sweden
Jonkoping Distribution Center	1		2,236	—	53,002	55,238	—	55,238	—	2008

Total Sweden	1		2,236	—	53,002	55,238	—	55,238	—

United Kingdom
North Kettering Business Park	1		1,638	—	1,081	2,719	—	2,719	—	2008

Total United Kingdom	1		1,638	—	1,081	2,719	—	2,719	—

Subtotal European Markets	48		154,725	—	444,083	598,808	—	598,808	—

PROLOGIS
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — Continued
December 31, 2008
(In thousands of U.S. dollars, as applicable)

						Gross Amounts At
					Costs	Which Carried as of
			Initial Cost to ProLogis		Capitalized	December 31, 2008			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Asian Markets:
Japan
Kitanagoya Distribution Center	1		28,711	—	19,764	48,475	—	48,475	—	2008
ProLogis Park Ichikawa II	1		48,629	—	47,751	96,380	—	96,380	—	2007
Zama Distribution Center	1		60,840	—	83,089	143,929	—	143,929	—	2008

Total Japan	3		138,180	—	150,604	288,784	—	288,784	—

Korea
ProLogis Park Namyangju	1		3,588	—	5,526	9,114	—	9,114	—	2008

Total Korea	1		3,588	—	5,526	9,114	—	9,114	—

Subtotal Asian Markets	4		141,768	—	156,130	297,898	—	297,898	—

Total Properties Under Development	65		394,483	—	769,127	1,163,610	—	1,163,610	—

GRAND TOTAL			$2,761,878	$6,637,853	$3,079,339	$3,658,750	$8,820,320	$12,479,070	$(1,581,672)

Schedule III — Footnotes

As of December 31, 2008

(a)	Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of December 31, 2008 (in thousands):

Total per Schedule III	$12,479,070
Land held for development	2,481,216
Land subject to ground leases and other	424,489	(e)(g)
Other investments	321,397	(h)

Total per consolidated balance sheet	$15,706,172	(i)

(b)	The aggregate cost for Federal tax purposes at 12/31/2008 of our real estate assets was approximately $13,376,072,000.

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally seven years for capital improvements, 10 years for standard tenant improvements, 30 years for acquired industrial properties, 40 years for office and retail properties acquired and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheets as of December 31, 2008 (in thousands):

Total accumulated depreciation per Schedule III	$1,581,672
Accumulated depreciation on other investments	1,627

Total per Consolidated Balance Sheet	$1,583,299

(d)	Total operating properties include 140 properties developed in the Completed Development Portfolio aggregating 40.8 million square feet at a total investment of $3.0 billion. See “Item 1. Business — Operating Segments - Direct Owned”.

(e)	Properties with an aggregate undepreciated cost of $1,890,376,507 secure $877,915,904 of mortgage notes. See Note 8.

(f)	With respect to one building, we own only 98,000 square feet or 31% of the building. The remaining portion is owned by the North American Industrial Fund II.

(g)	Properties with an aggregate undepreciated cost of $999,237,367 secure $29,626,460 of assessment bonds. See Note 8.

(h)	Other investments primarily include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) earnest money deposits assocoated with potential acquisitions; (iii) costs incurred during the pre-acquisition due diligence process; (iv) costs incurred during the pre-construction phase related to future development projects, including purchase options on land and certain infrastructure costs; and (v) costs related to our corporate office buildings.

(i)	A summary of activity for our real estate assets and accumulated depreciation for the three years ended December 31, 2008, 2007 and 2006 is as follows (in thousands of U.S. dollars):

	2008	2007	2006

Real estate assets:
Balance at beginning of year	$16,578,845	$13,897,091	$11,875,130
Acquisitions of operating properties, transfers of development completions from CIP and improvements to operating properties	3,963,945	5,407,449	3,345,394
Basis of operating properties disposed of	(3,996,256)	(4,729,843)	(1,636,116)
Change in properties under development balance	(822,675)	1,021,443	80,497
Change in land held for development balance	328,256	755,879	352,039
Change in land subject to ground leases and other balance	19,819	(13,630)	(320,256)
Impairment of real estate properties(1)	(34,840)	—	—
Change in capitalized preacquisition costs balance	(330,922)	240,456	200,403

Balance at end of year	$15,706,172	$16,578,845	$13,897,091

Accumulated Depreciation:
Balance at beginning of year	$1,368,458	$1,264,227	$1,118,547
Depreciation expense	285,647	248,552	248,484
Balances retired upon disposition of operating properties	(70,806)	(144,321)	(102,804)

Balance at end of year	$1,583,299	$1,368,458	$1,264,227

(1)	Due to the current market conditions and the resulting changes in our business strategy during the fourth quarter of 2008, we determined that there were certain real estate assets, primarily land parcels, for which it was more likely that we would dispose of the asset rather than develop and/or hold and use the asset. During this timeframe, the capitalization rates used to value these properties have increased, which along with the distressed market conditions, has contributed to a significant decline in fair value, especially in the United Kingdom. As a result of our review and based on our intent with regard to these properties, we recognized impairment charges of $274.7 million to adjust the carrying value to fair value as of December 31, 2008. In addition, we recognized impairment charges related to costs that had been previously deferred related to potential future development costs as it is no longer probable that we will complete the development of these properties given the current market conditions, specifically in the United Kingdom, as follows (in thousands):

Land	$194,137
Properties under development	19,814
Completed properties	15,026
Pre-development costs	45,728

Total	$274,705

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ WALTER C. RAKOWICH
Walter C. Rakowich
Chief Executive Officer and Trustee

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER C. RAKOWICH Walter C. Rakowich	Chief Executive Officer and Trustee	February 27, 2009

/s/ WILLIAM E. SULLIVAN William E. Sullivan	Chief Financial Officer	February 27, 2009

/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Chief Accounting Officer	February 27, 2009

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Chairman of the Board of Trustees	February 27, 2009

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	February 27, 2009

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Trustee	February 27, 2009

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	February 27, 2009

/s/ LAWRENCE V. JACKSON Lawrence V. Jackson	Trustee	February 27, 2009

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	February 27, 2009

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	February 27, 2009

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	February 27, 2009

/s/ ANDREA M. ZULBERTI Andrea M. Zulberti	Trustee	February 27, 2009

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

1.1	—	Sales Agreement dates February 27, 2007, between ProLogis and Cantor Fitzgerald & Co. (incorporated by reference to exhibit 1.1 to ProLogis’ Form 10-K for the year ended December 31, 2006).
3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Certificate of Amendment, dated as of May 22, 2002, to Amended and Restated of Declaration of Trust of ProLogis (incorporated by reference to exhibit 99.1 to ProLogis’ Form 8-K dated May 30, 2002).
3.3	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of May 19, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on May 20, 2005).
3.4	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of July 12, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on July 13, 2005).
3.5	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of February 27, 2009.
3.6	—	Amended and Restated Bylaws of ProLogis dated as of March 15, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 21, 2005).
3.7	—	Amendment to Amended and Restated Bylaws, dated as of March 15, 2006 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 17, 2006).
3.8	—	Amendment to Amended and Restated Bylaws, dated as of December 9, 2008 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on December 12, 2008).
3.9	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.10	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
3.11	—	Articles Supplementary Reclassifying and Designating Shares of Beneficial Interest of ProLogis as Common Shares of Beneficial Interest (incorporated by reference to exhibit 3.2 to ProLogis’ Form 8-K filed on July 13, 2005).
4.1	—	Form of share certificate for common shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.3	—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.4	—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).
4.5	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001).
4.6	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).

4.7	—	First Supplemental Indenture, dated as of February 9, 2005, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated February 9, 2005).
4.8	—	Second Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.1 to ProLogis’ Form 8-K filed on November 4, 2005).
4.9	—	Third Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.2 to ProLogis’ Form 8-K filed on November 4, 2005).
4.10	—	Fourth Supplemental Indenture dated as of March 26, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on March 26, 2007).
4.11	—	Fifth Supplemental Indenture dated as of November 8, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on November 7, 2007).
4.12	—	Sixth Supplemental Indenture dated as of May 7, 2008 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 2008).
4.13	—	Seventh Supplemental Indenture dated as of May 7, 2008 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.2 to ProLogis’ Form 10-Q for the quarter ended June 30, 2008).
4.14	—	8.72% Note due March 1, 2009 (incorporated by reference to exhibit 4.7 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.15	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.16	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.17	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.18	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.19	—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.20	—	Form of 5.50% Promissory Note due March 1, 2013 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 2002).
4.21	—	Form of 2.25% Convertible Notes due 2037 (incorporated by reference to exhibit 10.3 to ProLogis’ 10-Q for the quarter ended March 31, 2007).
10.1	—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2	—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10.3	—	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P. dated as of August 4, 2004 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2004).

10.4	—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.5	—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.6	—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.7	—	Note Purchase Agreement among Meridian and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO),Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ‘B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans(I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST &CO), Union Central Life Insurance Company (I/N/O HARE & CO),and Pan-American Life Insurance Company, dated November 15,1997 (incorporated by reference to exhibit 10.66 to Meridian’s Form 10-K for the year ended December 31, 1997).
10.8	—	Amendment, dated as of May 2, 2005, to Note Purchase Agreement among ProLogis (as successor by merger to Meridian Industrial Trust, Inc., a Maryland corporation) and The Travelers Insurance Company (I/N/TRAL & CO.), United Services Automobile Association (I/N/O SALKELD & CO.), The Variable Annuity Life Insurance Company, The United States Life Insurance Company in the City of New York, All American Life Insurance Company, The Old Line Life Insurance Company of America, The Lincoln National Life Insurance Company, Lincoln Life & Annuity Company of New York, First Penn-Pacific Life Insurance Company (I/N/O CUDD & CO), Lincoln National Health & Casualty Insurance Company, Allied Life Insurance Company ‘B’ (I/N/O GERLACH & CO), sons of Norway (I/N/O VAR & CO), Aid Association for Lutherans (I/N/O NIMER & CO), Metropolitan Life Insurance Company, National Life Insurance Company, Life Insurance Company of the Southwest, Keyport Life Insurance Company (I/N/O BOST & CO), Union Central Life Insurance Company (I/N/O HARE & CO), and Pan-American Life Insurance Company (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on May 2, 2005).
10.9	—	Amended and Restated Security Agency Agreement dated as of October 6, 2005, among Bank of America, N.A., as global administrative agent under the Global Senior Credit Agreement referred to therein, certain other creditors of ProLogis and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on November 4, 2005).
10.10	—	Global Senior Credit Agreement dated as of October 6, 2005, among ProLogis, certain of its subsidiaries, Bank of America, N.A., as global administrative agent, collateral agent, U.S. funding agent, U.S. swing line lender, and a U.S. L/C issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian funding agent and a Canadian L/C issuer, ABN AMRO Bank N.V., as global syndication agent, Euro funding agent, Euro swing line lender, and a Euro L/C issuer, Sumitomo Mitsui Banking Corporation, as a global documentation agent, Yen tranche bookrunner, KRW tranche bookrunner, Yen Funding Agent, KRW funding agent, and a Yen L/C issuer, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as global documentation agents, and the other lenders party thereto Banc of America Securities LLC and ABN AMRO Bank N.V., as global joint lead arrangers and global joint book runners (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on October 12, 2005).

10.11		—	First Amendment to Global Senior Credit Agreement, dated as of June 27, 2006, among ProLogis, certain of its subsidiaries, Bank of America, N.A., as Global Administrative Agent, Collateral Agent, U.S. Funding Agent, U.S. Swing Line Lender, and a U.S. L/C Issuer, Bank of America, N.A., acting through its Canada Branch, as Canadian Funding Agent and a Canadian L/C Issuer, ABN AMRO Bank N.V., as Global Syndication Agent, Euro Funding Agent, Euro Swing Line Lender, and a Euro L/C Issuer, Sumitomo Mitsui Banking Corporation, as a Global Documentation Agent, Yen Tranche Bookrunner, KRW Tranche Bookrunner, Yen Funding Agent, KRW Funding Agent, and a Yen L/C Issuer, Bank of America, N.A., acting through its Shanghai Brach, as RMB Funding Agent, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as Global Documentation Agents, the other lenders party thereto and Banc of America Securities LLC and ABN AMRO Bank N.V., as Global Joint Lead Arrangers and Global Joint Book Runners (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on July 3, 2006).
10.12		—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus filed January 5, 2007 pursuant to Rule 424(b)(3) with respect to Registration Statement No. 333-102166).
10	.13*	—	ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2008).
10	.14*	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10	.15*	—	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on June 2, 2006).
10	.16*	—	ProLogis Nonqualified Savings Plan (as Amended and Restated effective as of December 31, 2008).
10	.17*	—	ProLogis Executive Deferred Compensation Plan (effective as of December 31, 2008).
10	.18*	—	ProLogis Deferred Fee Plan for Trustees (as Amended and Restated as of December 31, 2008).
10	.19*	—	Third Amended and Restated Employment Agreement, dated January 7, 2009, entered into between ProLogis and Walter C. Rakowich.
10	.20*	—	Amended and Restated Employment Agreement, effective as of December 31, 2008, entered into between ProLogis and Ted R. Antenucci.
10	.21*	—	Employment Agreement, dated March 14, 2008 and effective as of January 1, 2008, between ProLogis and Jeffrey H. Schwartz (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on March 18, 2008).
10	.22*	—	Agreement and General Release, dated as of November 21, 2008, between ProLogis and Jeffrey H. Schwartz.
10	.23*	—	Form of Executive Protection Agreements entered into between ProLogis and Edward S. Nekritz, William E. Sullivan and Robert J. Watson, effective as of December 31, 2008.
10	.24*	—	Executive Protection Agreement entered into between ProLogis and Gary E. Anderson, effective as of December 31, 2008.
10	.25*	—	Form of Executive Protection Agreements entered into between ProLogis and Paul C. Congleton, M. Gordon Keiser, Jr., Masato Miki and Miki Yamada, effective as of December 31, 2008.
10	.26*	—	Amended and Restated Special Equity Agreement between ProLogis and K. Dane Brooksher, dated as of March 5, 2003 (incorporated by reference to exhibit 10.28 to ProLogis’ Form 10-K for the year ended December 31, 2002).
10	.27*	—	First Amendment to the Amended and Restated Special Equity Agreement dated as of March 5, 2003 by and between ProLogis and K. Dane Brooksher entered into as of September 22, 2005 (incorporated by reference to Exhibit 10.1 to ProLogis’ Form 8-K filed on September 26, 2005).
10	.28*	—	Advisory Agreement, dated May 15, 2007, entered into between ProLogis and K. Dane Brooksher (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 2007).

10.29		—	Master Implementation Agreement, dated December 23, 2008, entered into between ProLogis and Reco China Logistics Pte Ltd, relating to the sale and purchase of ProLogis’ interest in: (i) PRC Holdco; (ii) the Japan Trusts; (iii) Master Lessees; (iv) Barbados Managementco; (v) HK Managementco; (vi) Barbados Targetcos; (vii) Targetco (each as defined therein).
10.30		—	Supplemental Agreement, dated February 9, 2009, entered into between ProLogis and Reco China Logistics Pte Ltd.
10	.31*	—	Share Option Plan for Outside Trustees (incorporated by reference to exhibit 10.18 to ProLogis’ Form 10-Q for the quarter ended June 30, 1994).
12.1		—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2		—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1		—	Subsidiaries of ProLogis.
23.1		—	Consent of KPMG LLP.
31.1		—	Certification of Chief Executive Officer.
31.2		—	Certification of Chief Financial Officer.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		—	Limited Liability Company Agreement of CSI/Frigo LLC dated as of January 2, 2001 (incorporated by reference to exhibit 99.5 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.2		—	Promissory Note from CSI/Frigo LLC dated January 5, 2001(incorporated by reference to exhibit 99.6 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.3		—	Promissory Note from K. Dane Brooksher dated July 18, 2000 to GoProLogis Incorporated (incorporated by reference to exhibit 99.8 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.4		—	Option agreement dated July 18, 2000 among GoProLogis Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.9 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.5		—	Promissory Note from K. Dane Brooksher dated September 20, 2000 to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.6		—	Promissory Note from K. Dane Brooksher dated January 4, 2001to ProLogis Broadband(1) Incorporated (incorporated by reference to exhibit 99.11 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.7		—	Option Agreement dated September 20, 2000 among ProLogis Broadband(1) Incorporated, K. Dane Brooksher and ProLogis (incorporated by reference to exhibit 99.12 to ProLogis’ Form 10-K/A#1 for the year ended December 31, 2000).
99.8		—	Purchase and Sale Agreement dated October 23, 2002, between CSI/Frigo LLC and ProLogis (incorporated by reference to exhibit 99.14 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.9		—	Promissory Note from CSI/Frigo LLC dated October 23, 2002 (incorporated by reference to exhibit 99.15 to ProLogis’ Form 10-K for the year ended December 31, 2002).
99.10		—	Registration Rights Agreement dated February 9, 2007, between ProLogis and each of the parties identified therein (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K for the year ended December 31, 2006).

*	Management Contract or Compensatory Plan or Arrangement