Form 10-Q
period 2009-03-31
PROLOGIS
filed 2009-05-07
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☑ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common shares as of May 1, 2009 was 442,613,200.

PROLOGIS

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS

Real estate	$15,700,955	$15,725,272
Less accumulated depreciation	1,652,743	1,583,299

	14,048,212	14,141,973
Investments in and advances to unconsolidated investees	1,862,204	2,269,993
Cash and cash equivalents	123,779	174,636
Accounts and notes receivable	155,066	244,778
Other assets	1,026,016	1,126,993
Discontinued operations - assets held for sale	121,582	1,310,754

Total assets	$17,336,859	$19,269,127

LIABILITIES AND EQUITY

Liabilities:
Debt	$9,327,737	$10,711,368
Accounts payable and accrued expenses	702,934	658,868
Other liabilities	652,162	751,238
Discontinued operations - assets held for sale	112,546	389,884

Total liabilities	10,795,379	12,511,358

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	125,000	125,000
Common Shares; $0.01 par value; 267,794 shares issued and outstanding at March 31, 2009 and 267,005 shares issued and outstanding at December 31, 2008	2,678	2,670
Additional paid-in capital	7,076,296	7,070,108
Accumulated other comprehensive loss	(363,531)	(29,374)
Distributions in excess of net earnings	(543,681)	(655,513)

Total ProLogis shareholders’ equity	6,521,762	6,737,891
Noncontrolling interest	19,718	19,878

Total equity	6,541,480	6,757,769

Total liabilities and equity	$17,336,859	$19,269,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
Revenues:
Rental income	$238,462	$262,559
Property management and other fees and incentives	33,634	29,490
CDFS disposition proceeds:
Developed and repositioned properties	180,237	1,263,413
Acquired property portfolios	—	83,332
Development management and other income	2,761	7,133

Total revenues	455,094	1,645,927

Expenses:
Rental expenses	73,301	83,014
Investment management expenses	10,576	11,229
Cost of CDFS dispositions:
Developed and repositioned properties	—	985,433
Acquired property portfolios	—	83,332
General and administrative	48,243	46,264
Reduction in workforce	4,462	—
Depreciation and amortization	79,750	75,774
Other expenses	6,419	2,470

Total expenses	222,751	1,287,516

Operating income	232,343	358,411

Other income (expense):
Earnings (loss) from unconsolidated property funds, net	2,098	(18,567)
Earnings from other unconsolidated investees, net	2,201	1,970
Interest expense	(92,932)	(95,626)
Interest and other income, net	1,693	4,733
Net gains on dispositions of development properties to property funds	2,511	—
Foreign currency exchange gains (losses), net	30,537	(35,853)
Gain on early extinguishment of debt	17,928	—

Total other income (expense)	(35,964)	(143,343)

Earnings before income taxes	196,379	215,068

Current income tax expense	22,189	24,404
Deferred income tax expense (benefit)	(6,828)	2,500

Total income taxes	15,361	26,904

Earnings from continuing operations	181,018	188,164

(Continued)

PROLOGIS
CONSOLIDATED STATEMENTS OF
OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (CONTINUED)
(Unaudited)
(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
Discontinued operations:
Income (loss) attributable to assets held for sale and disposed properties, net	$1,267	$(1,082)
Net gain related to disposed assets — China operations	3,315	—
Net gains (impairment) on dispositions:
Non-development properties	—	3,813
Development properties and land	(189)	130

Total discontinued operations	4,393	2,861

Consolidated net earnings	185,411	191,025
Net earnings attributable to noncontrolling interests	(310)	(1,150)

Net earnings attributable to controlling interests	185,101	189,875
Less preferred share dividends	6,369	6,354

Net earnings attributable to common shares	178,732	183,521
Other comprehensive income (loss) items:
Foreign currency translation gains (losses), net	(342,894)	132,940
Unrealized gains (losses) on derivative contracts, net	8,737	(15,508)

Comprehensive income (loss)	$(155,425)	$300,953

Weighted average common shares outstanding - Basic	267,716	258,946

Weighted average common shares outstanding - Diluted	270,278	268,131

Net earnings per share attributable to common shares - Basic:
Continuing operations	$0.65	$0.70
Discontinued operations	0.02	0.01

Net earnings per share attributable to common shares - Basic	$0.67	$0.71

Net earnings per share attributable to common shares - Diluted:
Continuing operations	$0.64	$0.68
Discontinued operations	0.02	0.01

Net earnings per share attributable to common shares - Diluted	$0.66	$0.69

Distributions per common share	$0.25	$0.5175

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	March 31,
	2009	2008
Operating activities:
Net earnings	$185,101	$189,875
Adjustments to reconcile net earnings to net cash provided by operating activities:
Noncontrolling interest share in earnings	454	1,106
Straight-lined rents	(8,876)	(6,916)
Cost of share-based compensation awards	7,951	7,813
Depreciation and amortization	80,914	77,578
Equity in (earnings) / loss from unconsolidated investees	(5,101)	15,295
Changes in operating receivables and distributions from unconsolidated investees	39,838	(287)
Amortization of deferred loan costs	3,378	2,809
Amortization of debt discount, net	18,712	13,167
Impairment (gains) on dispositions of development properties / land included in discontinued operations	189	(130)
Gains recognized on disposition of investments in Japan property funds	(180,237)	—
Gains recognized on property dispositions, net	(5,826)	(3,813)
Gain on early extinguishment of debt	(17,928)	—
Unrealized foreign currency exchange (gains) losses, net	(43,956)	34,841
Deferred income tax (benefit) expense	(6,840)	2,500
Decrease (increase) in accounts and notes receivable and other assets	107,717	(63,712)
Increase in accounts payable and accrued expenses and other liabilities	7,634	84,780

Net cash provided by operating activities	183,124	354,906

Investing activities:
Real estate investments	(482,992)	(1,596,181)
Tenant improvements and lease commissions on previously leased space	(15,299)	(13,819)
Non-development capital expenditures	(5,716)	(6,662)
Investments in and net advances to unconsolidated investees	(63,407)	(28,682)
Proceeds from disposition of investments in Japan property funds	500,000	—
Return of investment from unconsolidated investees	14,499	31,040
Proceeds from dispositions of real estate assets – China operations	845,468	—
Proceeds from dispositions of real estate assets	130,810	1,327,213
Proceeds from repayment of notes receivable	8,222	178

Net cash provided by (used in) investing activities	931,585	(286,913)

Financing activities:
Proceeds from sales and issuances of common shares under various common share plans	642	97,585
Distributions paid on common shares	(66,900)	(133,647)
Dividends paid on preferred shares	(6,369)	(6,354)
Noncontrolling interest (distributions) contributions, net	(361)	13,343
Debt and equity issuance costs paid	(106)	(489)
Net (payments on) proceeds from credit facilities	(1,034,452)	607,865
Repurchase of convertible senior notes `	(25,230)	—
Proceeds from issuance of senior notes, secured and unsecured debt	—	642
Payments on senior notes, secured and unsecured debt and assessment bonds	(27,951)	(177,786)

Net cash (used in) provided by financing activities	(1,160,727)	401,159

Effect of foreign currency exchange rate changes on cash	(4,839)	12,251

Net (decrease) increase in cash and cash equivalents	(50,857)	481,403
Cash and cash equivalents, beginning of period	174,636	399,910

Cash and cash equivalents, end of period	$123,779	$881,313

See Note 12 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	General:
Business. ProLogis, collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “ProLogis”), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial properties in North America, Europe and Asia. Through 2008, our business consisted of three reportable business segments: (i) direct owned; (ii) investment management; and (iii) CDFS business. Our direct owned segment represents the direct long-term ownership of industrial properties. Our investment management segment represents the long-term investment management of property funds and joint ventures and the properties they own. Our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were generally contributed to a property fund in which we had an ownership interest and act as manager, or sold to third parties. Changes in global economic conditions resulted in changes to our business strategy and, therefore, as of December 31, 2008, our business strategy no longer includes a focus on the CDFS Business segment. See Note 11 for further discussion of our business segments.
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
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2009 and our results of operations and cash flows for the three months ended March 31, 2009 and 2008 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2008 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
Certain amounts included in the accompanying consolidated financial statements for 2008 have been restated due to the required retroactive application of a new accounting standard that we adopted as of January 1, 2009, as further discussed below. In addition, in 2009 we are reporting the direct costs associated with our investment management segment as Investment Management Expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These costs include the property management expenses associated with the property-level management of the properties owned by the property funds (previously included in Rental Expenses) and the investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). Therefore, we have reclassified these expenses in 2008, as well as certain other 2008 amounts to conform to the 2009 financial statement presentation.
Adoption of New Accounting Pronouncements. We adopted the Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination, as of January 1, 2009. The adoption of FSP FAS 157-2 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations” (“SFAS 141R”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 141R and SFAS 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 141R applies to business combinations occurring after the effective date, including any that existed at the effective date. SFAS 141R broadens the scope of what qualifies as a business combination to include the acquisition of an operating property by us and our unconsolidated investees. Transaction costs related to the acquisition of a business that were previously capitalized are expensed under SFAS 141R. The transaction costs related to the acquisition of land and equity method investments continue to be capitalized. SFAS 141R requires subsequent adjustments of tax uncertainties that occur after the purchase price allocation period to be recognized in earnings. Previously, these adjustments were recognized in the purchase price as an adjustment to goodwill. The initial adoption of SFAS 141R, as of January 1, 2009, did not have a material impact on our financial position or results of operations. The adoption of SFAS 160, as of January 1, 2009 changed the classification and reporting of our noncontrolling interests (previously referred to as minority interests). The provisions of both SFAS 141R and SFAS 160 may have more significant impacts on our consolidated financial statements in the future depending on our acquisition activity and any potential changes to our tax uncertainties.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures related to derivative instruments and hedging activities. SFAS 161 requires disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of SFAS 161 to be applied prospectively on January 1, 2009. As the standard only requires enhanced disclosures, the adoption of SFAS 161 did not have a significant impact on our consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), that requires separate accounting for the debt and equity components of convertible debt. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the remaining life of the debt (generally the first redemption date in 2012 and 2013 for our outstanding convertible notes) as additional non-cash interest expense. We adopted FSP APB 14-1 on January 1, 2009 on a retroactive basis to the convertible notes we issued in 2007 and 2008. As a result, we restated 2008 amounts to reflect the adjustment to debt and equity, as well as the additional interest expense. This restatement also impacted the interest we would have capitalized related to our development activities for both properties we currently own, as well as properties that were contributed or sold during the periods the convertible notes were outstanding.
The following tables illustrate the impact of FSP APB 14-1 on our Consolidated Balance Sheet and Consolidated Statement of Operations and Comprehensive Income (Loss) for these periods (in thousands):

	As of December 31, 2008
		FSP APB 14-1
	As Reported	adjustments	As Restated
Consolidated Balance Sheet:
Real estate	$15,706,172	$19,100	$15,725,272
Other assets	$1,129,182	$(2,189)	$1,126,993
Debt	$11,007,636	$(296,268)	$10,711,368
Additional paid in capital	$6,688,615	$381,493	$7,070,108
Distributions in excess of net earnings	$(587,199)	$(68,314)	$(655,513)

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	For the three months ended March 31, 2008
		FSP APB 14-1
	As Reported	adjustments	As Restated
			(before 2009 discontinued
			operations adjustment)
Consolidated Statement of Operations and Comprehensive Income (Loss):
Total cost of CDFS dispositions	$1,068,639	$126	$1,068,765
Interest expense	$85,124	$10,358	$95,482
Net earnings attributable to controlling interests	$200,359	$(10,484)	$189,875

Net earnings per share attributable to common shares – Basic	$0.75	$(0.04)	$0.71
Net earnings per share attributable to common shares – Diluted	$0.73	$(0.04)	$0.69
See Note 6 for additional information on our convertible debt.
2. Sale of China Operations and Property Fund Interest in Japan
On February 9, 2009, we sold our operations in China and our property fund interests in Japan to affiliates of GIC Real Estate, the real estate investment company of the Government of Singapore Investment Corporation (“GIC RE”), for total cash consideration of $1.3 billion ($845.5 million related to China and $500.0 million related to the Japan investments). The proceeds were used primarily to pay down borrowings on our credit facilities.
All of the assets and liabilities associated with our China operations were classified as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2008. In the fourth quarter of 2008, based on the carrying values of these assets and liabilities, as compared with the estimated sales proceeds less costs to sell, we recognized an impairment of $198.2 million. In connection with the sale in the first quarter of 2009, we recognized a $3.3 million gain. The results of our China operations are presented as discontinued operations in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods.
In connection with the sale of our investments in the Japan property funds, we recognized a net gain of $180.2 million. The gain is reflected as CDFS Proceeds in our Consolidated Statements of Operations and Comprehensive Income (Loss), as it represents the recognition of previously deferred gains on the contribution of properties to the property funds based on our ownership interest in the property funds at the time of original contribution. We also recognized $20.5 million in current income tax expense related to the Japan portion of the transaction.
In addition to selling our China operations and property fund interests in Japan, we entered into an agreement to sell one property in Japan to GIC RE. Therefore, this property was classified as Held for Sale in our accompanying Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, along with borrowings of $108.6 million under our credit facilities, and its operations have been included in discontinued operations for all periods presented in our accompanying Consolidated Statements of Operations and Comprehensive Income (Loss). The Japan property was sold in April 2009 for proceeds of $128.0 million. See Note 5 for detail of all amounts included in discontinued operations.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.	Real Estate:
Real estate assets are presented at cost, and consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Industrial properties (1):
Improved land	$2,485,381	$2,430,904
Buildings and improvements	8,789,360	8,544,790
Retail and mixed use properties (2):
Improved land	83,401	81,117
Buildings and improvements	303,716	277,875
Properties under development, including cost of land (3)	861,169	1,181,344
Land held for development (4)	2,528,675	2,482,582
Land subject to ground leases and other	400,061	405,263
Other investments (5)	249,192	321,397

Total real estate assets	15,700,955	15,725,272
Less accumulated depreciation	1,652,743	1,583,299

Net real estate assets	$14,048,212	$14,141,973

(1)	At March 31, 2009 and December 31, 2008, we had 1,317 and 1,297 distribution properties consisting of 201.1 million square feet and 195.7 million square feet, respectively. Included in these properties is a portfolio of operating properties we developed with the intent to contribute to an unconsolidated property fund that we previously referred to as our CDFS Properties. Beginning December 31, 2008, we now intend to principally hold these properties and we refer to them as our completed development properties (see Note 1 and Note 11 for information about changes to our segments).

(2)	At March 31, 2009 and December 31, 2008, we had 35 and 34 retail properties consisting of 1.5 million square feet and 1.4 million square feet, respectively. Amounts include two office properties with a cost of $37.7 million at March 31, 2009 and one office property with a cost of $7.9 million at December 31, 2008.

(3)	Properties under development consisted of 37 properties aggregating 12.1 million square feet at March 31, 2009 and 65 properties aggregating 19.8 million square feet at December 31, 2008. Our total expected investment upon completion of the properties under development at March 31, 2009 was approximately $1.2 billion, including development and leasing costs.

(4)	Land held for development consisted of 10,405 acres and 10,134 acres at March 31, 2009 and December 31, 2008, respectively.

(5)	Other investments include: (1) costs incurred related to potential land acquisitions or future development projects, including purchase options on land; (ii) certain infrastructure costs related to projects we are developing on behalf of others; (iii) costs related to our corporate office buildings which we occupy; (iv) earnest money deposits associated with potential acquisitions; and (v) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties.
At March 31, 2009, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden, and the United Kingdom) and Asia (Japan and South Korea).
Our largest customer and 25 largest customers accounted for 2.30% and 20.41%, respectively, of our annualized collected base rents at March 31, 2009.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

4.	Unconsolidated Investees:
Summary of Investments
Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	March 31,	December 31,
	2009	2008
Property funds	$1,564,978	$1,957,977
Other investees	297,226	312,016

Totals	$1,862,204	$2,269,993

Property Funds
We have investments in several property funds that own portfolios of operating industrial properties. Many of these properties were originally developed by ProLogis and contributed to these property funds, although certain of the property funds have also acquired properties from third parties. When we contribute a property to a property fund, we may receive ownership interests (based on our pre-contribution ownership in the fund) as part of the proceeds generated by the contribution. We earn fees for acting as manager of the property funds and the properties they own. We may earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.
Summarized information regarding our proportionate share of net earnings or loss and fees and incentives related to our investments in property funds is as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Earnings (loss) from unconsolidated property funds:
North America	$(8,542)	$(17,095)
Europe	7,874	3,790
Asia	2,766	(5,262)

Total earnings (loss) from unconsolidated property funds	$2,098	$(18,567)

Property management and other fees and incentives:
North America	$15,472	$13,788
Europe	12,445	11,898
Asia	1,843	3,804

Total property management and other fees and incentives	$29,760	$29,490

Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	March 31,	December 31,	March 31,	December 31,
Property Fund	2009	2008	2009	2008
ProLogis California	50.0%	50.0%	$106,768	$102,685
ProLogis North American Properties Fund I	41.3%	41.3%	24,890	25,018
ProLogis North American Properties Fund VI	20.0%	20.0%	34,601	35,659
ProLogis North American Properties Fund VII	20.0%	20.0%	32,636	32,679
ProLogis North American Properties Fund VIII	20.0%	20.0%	13,067	13,281
ProLogis North American Properties Fund IX	20.0%	20.0%	13,180	13,375
ProLogis North American Properties Fund X	20.0%	20.0%	15,377	15,567
ProLogis North American Properties Fund XI	20.0%	20.0%	27,972	28,322
ProLogis North American Industrial Fund	23.0%	23.1%	188,849	191,088
ProLogis North American Industrial Fund II	36.9%	36.9%	261,000	265,575
ProLogis North American Industrial Fund III	20.0%	20.0%	147,452	122,148
ProLogis Mexico Industrial Fund	24.2%	24.2%	91,947	96,320
ProLogis European Properties (“PEPR”)	24.9%	24.9%	284,240	321,984
ProLogis European Properties Fund II (“PEPF II”) (1)	33.9%	36.9%	302,071	312,600
ProLogis Japan Property Funds (2)	—	20.0%	—	359,809
ProLogis Korea Fund	20.0%	20.0%	20,928	21,867

Totals			$1,564,978	$1,957,977

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	During 2008, PEPR owned approximately 30% of PEPF II. In December 2008, we purchased PEPR’s 20% ownership interest in PEPF II. In February 2009, PEPR sold its remaining 10% interest in PEPF II, and, therefore, we have only a direct ownership interest in PEPF II at March 31, 2009.

(2)	On February 9, 2009, we sold our interests in the Japan property funds resulting in the recognition of a gain of $180.2 million and current income tax expense of $20.5 million (see Note 2).
Several property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through property fund contributions or cash. Our fund partners fulfill the commitment with cash. To the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required to contribute our proportionate share of the equity component in cash to the property fund. During the three months ended March 31, 2009, we contributed $34.5 million in connection with the contribution of nine properties to PEPF II and the repayment of debt by ProLogis North American Industrial Fund.
Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	2009
	North
	America	Europe	Asia	Total
For the three months ended March 31, 2009:
Revenues	$218.8	$166.6	$32.9	$418.3
Net earnings (loss) (1)	$(32.1)	$18.8	$11.0	$(2.3)
As of March 31, 2009:
Total assets	$9,912.8	$8,693.6	$140.3	$18,746.7
Amounts due to us (2)	$45.9	$15.4	$—	$61.3
Third party debt (3)	$5,637.5	$4,668.2	$40.3	$10,346.0
Total liabilities	$5,943.0	$5,364.2	$43.4	$11,350.6
Noncontrolling interest	$6.0	$15.3	$—	$21.3
Fund partners’ equity	$3,963.8	$3,314.1	$96.9	$7,374.8
Our weighted average ownership (4)	27.5%	28.8%	20.0%	28.0%
Our investment balance (1)(5)	$957.8	$586.3	$20.9	$1,565.0
Deferred gains, net of amortization (6)	$245.2	$300.8	$—	$546.0

	2008
	North
	America	Europe	Asia	Total
For the three months ended March 31, 2008:
Revenues	$200.0	$142.5	$65.1	$407.6
Net earnings (loss) (1)	$(59.3)	$6.1	$(32.7)	$(85.9)
As of December 31, 2008:
Total assets	$9,979.2	$8,982.9	$5,821.6	$24,783.7
Amounts due to us	$30.2	$22.4	$147.4	$200.0
Third party debt (3)	$5,726.0	$4,829.9	$2,906.5	$13,462.4
Total liabilities	$5,985.4	$5,581.1	$3,855.1	$15,421.6
Noncontrolling interest	$10.7	$19.8	$—	$30.5
Fund partners’ equity	$3,983.1	$3,382.0	$1,966.5	$9,331.6
Our weighted average ownership (4)	27.5%	30.2%	20.0%	26.9%
Our investment balance (1)(5)	$941.7	$634.6	$381.7	$1,958.0
Deferred gains, net of amortization (6)	$246.7	$299.0	$163.3	$709.0

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	In North America, certain property funds are or have been a party to interest rate swap contracts that were initially designated as cash flow hedges and used to mitigate interest expense volatility associated with movements of interest rates in future debt issuances. Certain of these derivative contracts no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recorded through earnings, along with the gain or loss on settlement of the contracts. Included in net earnings (loss) from North America for the three months ended March 31, 2009 and 2008 are net losses of $26.4 million and $58.7 million, respectively, which represent the losses recognized from the change in value and settlement of these contracts. We included our proportionate share of these losses of $9.7 million and $21.3 million in Earnings (Loss) from Unconsolidated Property Funds, Net for the three months ended March 31, 2009 and 2008, respectively, in our Consolidated Statements of Operations and Comprehensive Income (Loss). As of March 31, 2009, ProLogis North American Industrial Fund II had outstanding interest rate swap contracts, with notional amounts aggregating $223.2 million resulting in a liability at fair value of $43.3 million and swap rates ranging from 5.73% to 5.83%.

For the instruments that qualify for hedge accounting, we have recorded our proportionate share of the losses of $26.7 million as of March 31, 2009, in accumulated other comprehensive income. Once these contracts are settled, the amount of the gain or loss upon settlement that is recorded by the property funds in comprehensive income will be amortized as interest expense over the life of the debt.

In the three months ended March 31, 2008, the Japan property funds recorded losses of $51.7 million, which represent the unrealized losses associated with swap contracts that did not qualify for hedge accounting. We included our proportionate share of these losses of $10.3 million in Earnings (Loss) from Unconsolidated Property Funds in our Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	During the three months ended March 31, 2009, we and our fund partner each loaned ProLogis North American Industrial Fund III $25.4 million that was used to repay maturing debt of the property fund. The notes are payable at dissolution of the partnership and bear interest at LIBOR plus 8%. In addition, as of March 31, 2009, ProLogis Mexico Industrial Fund has a note payable to us for $14.3 million.

(3)	As of March 31, 2009 and December 31, 2008, we had not guaranteed any of the third party debt of the property funds.

(4)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(5)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see below); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property funds.

(6)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.
Other unconsolidated investees
     At March 31, 2009, we had investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and own office properties. The amounts we have recognized as our proportionate share of the earnings (loss) from our investments in these investees, are summarized as follows (in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
North America	$1,984	$2,263
Europe	217	(293)

Total earnings from other unconsolidated investees	$2,201	$1,970

Our investments in and advances to these entities are as follows (in thousands):

	March 31,	December 31,
	2009	2008
North America	$149,755	$150,963
Europe (1)	147,471	161,053

Total	$297,226	$312,016

(1)	Included in this balance is our investment in and advances to a joint venture that develops primarily retail properties. We are no longer making advances to this entity and, in light of the current environment, are evaluating our options associated with this investment.
5.	Assets Held for Sale and Discontinued Operations:
As discussed in Note 2, we sold our China operations in February 2009. We have presented all of our China operations, along with the operations of the properties disposed of to third parties and the aggregate net gains recognized upon their disposition and the results of properties classified as held for sale as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.
At December 31, 2008, we classified all of the assets and liabilities associated with our China operations as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet. We also included one property in Japan that was sold to GIC RE in April 2009. At March 31, 2009, we had two properties classified as held for sale, which included the one Japan building discussed above.
Income attributable to discontinued operations is summarized as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Revenues:
Rental revenue	$5,073	$6,917
Other income	93	24

Total revenues	5,166	6,941

Expenses:
Rental expenses	2,068	2,510
General and administrative	1,305	4,806
Depreciation and amortization	1,164	1,804
Other expenses	37	—

Total expenses	4,574	9,120

Operating income (loss)	592	(2,179)
Total other income, net	819	1,053
Noncontrolling interest share in (earnings) loss	(144)	44

Income (loss) attributable to assets held for sale and disposed properties	1,267	(1,082)
Net gain related to disposed assets— China operations	3,315	—
Gains (impairment) recognized on property dispositions	(189)	3,943

Total discontinued operations	$4,393	$2,861

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

The following information relates to properties disposed of to third parties, during the periods presented, and recorded as discontinued operations, excluding the China operations (dollars in thousands):

	Three months ended
	March 31,
	2009	2008
Non-development assets:
Number of properties	—	3
Net proceeds from dispositions	—	$37,110
Net gains from dispositions	—	$3,813
6.	Debt:
Our debt consisted of the following (dollars in thousands):

	March 31, 2009		December 31, 2008
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Global Line	1.36%	$1,324,159	2.38%	$2,617,764
Credit Facility	1.58%	596,944	2.81%	600,519
Senior and other notes	5.54%	3,944,043	5.60%	3,995,410
Convertible senior notes (1)	5.56%	2,567,408	5.56%	2,590,133
Secured debt	6.78%	866,398	6.79%	877,916
Assessment bonds	6.51%	28,785	6.55%	29,626

Totals	4.82%	$9,327,737	4.75%	$10,711,368

(1)	The weighted average interest rate reflects the effective rate after the adoption of FSP APB 14-1. See Note 1. The weighted coupon interest rate was 2.2% for both periods.
At March 31, 2009, our credit facilities provided aggregate borrowing capacity of $4.2 billion. This includes our global line of credit, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, South Korean won and Canadian dollar (“Global Line”). This also includes a multi-currency credit facility that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling (“Credit Facility”) and a 15.4 million British pound sterling facility (“Sterling Facility”). The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (1.43% per annum at March 31, 2009 based on a weighted average using local currency rates).
The Global Line and Credit Facility mature in October 2009; however, we can exercise a 12-month extension at our option for all currencies, subject to certain customary conditions and the payment of an extension fee. These customary conditions include: (i) we are not in default; (ii) we have appropriately approved such an extension; and (iii) we certify that certain representations and warranties, contained in the agreements, are true and correct in all material respects. We are currently in discussions with the lead banks to recast, extend and reduce the commitment related to the Global Line. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. During the first quarter of 2009, we reduced the commitment of the Sterling Facility, which matures December 31, 2009, to the balance of the outstanding letters of credit.
As of March 31, 2009, under these facilities, we had outstanding borrowings of $2.0 billion and letters of credit of $129.6 million (including $108.6 million of borrowings that are included in Assets Held for Sale related to the building in Japan that we sold in April 2009), resulting in remaining borrowing capacity of approximately $2.0 billion.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

We issued convertible senior notes, ($550.0 million in May 2008, $1.25 billion in March 2007 and $1.12 billion in November 2007). We refer to the three convertible senior note issuances as “Convertible Notes”.
The Convertible Notes are senior obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a conversion rate per $1,000 of principal amount of the notes of 13.1614 shares for the March 2007 issuance, 12.2926 shares for the November 2007 issuance and 13.1203  shares for the May 2008 issuance. The initial conversion price ($76.58 for the March 2007 issuance, $82.00 for the November 2007 issuance and $76.22 for the May 2008 issuance) represented a premium of approximately 20% over the closing price of our common shares at the date of first sale and is subject to adjustment under certain circumstances. The notes, issued in 2007 and 2008, are redeemable at our option beginning in 2012 and 2013, respectively, for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the notes have the right to require us to repurchase their notes for cash on specific dates approximately every five years beginning in 2012 and 2013 and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2012 and 2013 in the schedule of debt maturities below based in the first redemption date.
While we have the legal right to settle the conversion in either cash or shares, we intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the current conversion rates, 36.8 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. When the Conversion Spread becomes dilutive to our earnings per share, (i.e., when our share price exceeds $75.98 for the March 2007 issuance, $81.35 for the November 2007 issuance and $76.22 for the May 2008 issuance) we will include the shares in our computation of diluted earnings per share.
After the adoption of FSP APB 14-1, below is the detail related to the Convertible Notes (in thousands):

	March 31, 2009	December 31, 2008
Principal amount	$2,872,300	$2,920,500
Discount	(304,892)	(330,367)

Net carrying balance	$2,567,408	$2,590,133

Additional paid-in capital – conversion option	$381,493	$381,493
Interest expense related to the Convertible Notes includes the following components (in thousands):

	For the Three Months Ended March 31,
	2009	2008
Coupon rate	$15,893	$12,284
Amortization of discount	20,184	15,830
Amortization of deferred loan costs	982	650

Interest expense	$37,059	$28,764

Effective interest rate	5.56%	5.49%
During March and April 2009, in connection with our announced initiatives to reduce debt, we repurchased several series of notes outstanding at a discount, as follows:
•	In March 2009, we repurchased $48.2 million original principal amount of our Convertible Notes for $24.8 million and recognized a gain of $17.9 million.
•	In April 2009, we repurchased $225.0 million original principal amount of our Convertible Notes for $128.4 million. We also repurchased €42.65 million ($58.3 million at March 31, 2009) original principal amount of our 4.375% senior notes due April 2011 for €32.0 million ($43.7 million at March 31, 2009).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Long-Term Debt Maturities
Principal payments due on our debt, excluding the Global Line and Credit Facility, for the remainder of 2009 and for each of the years in the five-year period ending December 31, 2014 and thereafter are as follows (in thousands):

2009	$311,201
2010	249,790
2011	528,358
2012 (1)	1,936,500
2013 (1)(2)	2,015,559
2014	66,095
Thereafter	2,577,410

Total principal due	7,684,913
Less: discount, net	278,279

Net carrying balance	$7,406,634

(1)	The maturities in 2012 and 2013 included the aggregate principal amounts of the convertible notes of $1,233.3 million and $1,639.0 million, respectively, based on the year in which the holders first have the right to require us to repurchase their notes.

(2)	The November 2007 issuance of convertible notes is included as a 2013 maturity since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.
As of March 31, 2009, we were in compliance with all of our debt covenants.
7.	ProLogis Shareholders’ Equity:
During the three months ended March 31, 2009, we sold and/or issued common shares under various common share plans, including share-based compensation plans, as follows (in thousands):

	Shares	Proceeds
1999 dividend reinvestment plan	97	$601
Incentive plan and outside trustee plan	691	$—
On April 14, 2009, we closed on a public offering of 174.8 million common shares at a price of $6.60 per share, including an overallotment option of 22.8 million shares, that was exercised by the underwriters in connection with the closing. We received net proceeds, after underwriters discount, of $1.1 billion. The proceeds were used to repay borrowings under our credit facilities, which include borrowings that were made on our credit facilities in April 2009 to repurchase the convertible and senior notes discussed above.
8.	Long-Term Compensation:
Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. The full value awards include restricted share units (“RSUs”), contingent performance shares (“CPSs”) and performance share awards (“PSAs”).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

Summary of Activity
The activity for the three months ended March 31, 2009, with respect to our share options, is as follows:

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2008	7,779,747	$31.76	5,526,718
Granted	—	—
Exercised	—	—
Forfeited	(178,520)	45.11

Balance at March 31, 2009	7,601,227	$31.45	5,438,543

The activity for the three months ended March 31, 2009, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested
Balance at December 31, 2008	3,381,009
Granted	1,511,439
Exercised	(749,430)
Forfeited	(164,340)

Balance at March 31, 2009	3,978,678	$22.24	68,034

In February 2009, we granted 810,000 PSAs to certain employees of the company that vest over three years and will be earned based on the attainment of certain individual and company goals for 2009. The ultimate number of shares to be issued may vary from 405,000 to 1,215,000 (representing 50 – 150% of the target award).
9.	Earnings Per Common Share:
We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.
The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended
	March 31,
	2009	2008
Net earnings attributable to common shares	$178,732	$183,521
Net earnings attributable to noncontrolling interests	310	1,150

Adjusted net earnings attributable to common shares	$179,042	$184,671

Weighted average common shares outstanding — Basic	267,716	258,946
Incremental weighted average effect of conversion of limited partnership units	1,235	5,053
Incremental weighted average effect of share awards (1)	1,327	4,132

Weighted average common shares outstanding — Diluted	270,278	268,131

Net earnings per share attributable to common shares — Basic	$0.67	$0.71

Net earnings per share attributable to common shares — Diluted	$0.66	$0.69

(1)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 11,515 and 10,438 for the three months ended March 31, 2009 and 2008, respectively. Of these potentially dilutive share awards, 8,924 were anti-dilutive for the three months ended March 31, 2009 and substantially all were dilutive for the three months ended March 31, 2008.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

10.	Derivative Financial Instruments:
We use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
Depending on the transaction involved, we generally use three types of derivative financial instruments to mitigate these risks:
•	Interest Rate Swaps – we may use interest rate swap agreements to assist in managing the interest rate risk on potential future debt issuances. Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to interest expense over the corresponding period of the hedged item. Gains and losses on the derivative representing hedge ineffectiveness are recognized in interest expense currently.
•	Foreign currency forwards – we may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in foreign currency exchange gains (losses), net. For contracts associated with intercompany loans, the impact on earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans.
•	Foreign currency put options – we may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. These contracts are marked-to-market through earnings in foreign currency exchange gains (losses), net, as they do not qualify for hedge accounting treatment.
The following table summarizes the activity in our derivative instruments (in millions):

	For the three months ended March 31,
	2009		2008
	Foreign	Interest	Foreign	Interest
	Currency	Rate	Currency	Rate
	Forwards (1)	Swaps (2)	Forwards (1)	Swaps (2)
Notional amounts at January 1	$—	$—	$360.7	$—
New contracts	351.7	—	—	250.0
Matured or expired contracts	(351.7)	—	(360.7)	—

Notional amounts at March 31	$—	$—	$—	$250.0

(1)	During the first quarter of 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our Japan property funds and recognized losses of $5.7 million. During the first quarter of 2008, we recognized losses of $3.2 million associated with forward contracts on certain intercompany loans. These losses are included in Foreign Currency Exchange Gains (Losses), Net, in our Consolidated Statements of Operations and Comprehensive Income (Loss).

(2)	In March 2008, we entered into interest rate swap contracts to fix a portion of the interest rate associated with the anticipated issuance of senior notes. These contracts were designated as cash flow hedges, qualified for hedge accounting treatment and allowed us to lock in a portion of the interest rate associated with the senior notes that were issued in the second quarter of 2008.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

11.	Business Segments:
As discussed in Note 1, we modified our business strategy during the fourth quarter of 2008 to no longer focus on the CDFS business segment. We made contributions and dispositions of CDFS properties through December 2008 and have reported the results of operations of this activity within this business segment. As of December 31, 2008, we transferred all of the assets from the CDFS business segment into our two remaining segments. We now intend to principally hold the properties we had previously planned to contribute, and, therefore, we have transferred these assets to our direct owned segment. The investments we have in joint ventures have been transferred to our investment management segment. Our current segments are as follows:
•	Direct Owned — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership in this segment, including land held for development and properties currently under development. In addition, in 2009, we also include the land we own and lease to customers under ground leases that was previously included in our other operating segments. Therefore, we have reclassified 2008 amounts to conform to the 2009 presentation.
•	Investment Management — representing the long-term investment management of property funds and industrial and retail joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any. We utilize our leasing and property management expertise to efficiently manage the properties and our unconsolidated investees, and we allocate the costs as Investment Management Expenses in this segment. Each investment in a property fund or joint venture is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Japan, through January 2009, and South Korea).
In addition, throughout 2008, we operated a third segment. As discussed above, due to changes in our business strategy, we no longer expect to focus on this segment in 2009.
•	CDFS business — primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we had an ownership interest and acted as manager, or sold to third parties. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Operations and Comprehensive Income (Loss). In addition, we occasionally acquired a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Operations and Comprehensive Income (Loss). During the period between the completion of development or acquisition of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses were included in the direct owned segment because the primary activity associated with the property during that period was leasing. Upon contribution or sale, the resulting gain or loss was included in the income of the CDFS business segment. The separate activities in this segment were considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. When a property that we originally contributed to a property fund was sold to a third party, we recognized any gain that was deferred due to our ownership interest in the property fund at the time of contribution as CDFS proceeds. In 2009, the only activity being reported in the CDFS segment is the gain on sale of our investments in the Japan property funds as it is essentially the recapture of gains from this

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

segment that were deferred due to our ownership interests at the time of the contribution. Our CDFS business segment operations in 2008 were in North America (Canada, Mexico and the United States), in Europe (the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and in Asia (Japan and South Korea).
As a result of the changes in our business strategy and segments, we have restated the operating results of certain items in prior years to agree to the current year segment presentation. We are including the earnings (loss) recognized from our investments in retail and industrial joint ventures that were previously reported in our CDFS business segment in the investment management segment and certain expenses previously reported in the CDFS business segment are now reported in the direct owned segment.
In addition, we present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior years operating results to exclude the items presented as discontinued operations.
Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our total revenues; (ii) each reportable business segment’s net operating income from external customers to our earnings before income taxes; and (iii) each reportable business segment’s assets to our total assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our revenues, earnings before income taxes and total assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Three months ended
	March 31,
	2009	2008
Revenues:
Direct Owned (1):
North America	$217,436	$224,065
Europe	15,150	35,351
Asia	8,637	10,276

Total direct owned segment	241,223	269,692

Investment management (2):
North America	8,069	(3,216)
Europe	20,309	14,804
Asia	8,105	(1,458)

Total investment management segment	36,483	10,130

CDFS business (3):
North America	—	232,942
Europe	—	808,665
Asia	180,237	305,138

Total CDFS business segment	180,237	1,346,745

Total segment revenues	457,943	1,626,567
Reconciling item (4)	(2,849)	19,360

Total revenues	$455,094	$1,645,927

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Net operating income (loss):
Direct owned operations (1)(5):
North America	$151,815	$155,433
Europe	4,890	21,001
Asia	4,914	7,888

Total direct owned segment	161,619	184,322

Investment management (2)(6):
North America	2,126	(9,152)
Europe	16,591	9,878
Asia	7,190	(1,825)

Total investment management segment	25,907	(1,099)

CDFS business (3)(7):
North America	—	33,120
Europe	—	129,645
Asia	180,237	115,215

Total CDFS business segment	180,237	277,980

Total segment net operating income	367,763	461,203
Reconciling items:
Earnings from other unconsolidated investees, net	1,450	2,763
General and administrative expenses	(48,243)	(46,264)
Reduction in workforce	(4,462)	—
Depreciation and amortization expense	(79,750)	(75,774)
Other expenses	(116)	(114)
Interest expense	(92,932)	(95,626)
Interest and other income, net	1,693	4,733
Net gains on dispositions of development properties to property funds	2,511	—
Foreign currency exchange gains (losses), net	30,537	(35,853)
Gain on early extinguishment of debt	17,928	—

Total reconciling items	(171,384)	(246,135)

Total earnings before income taxes	$196,379	$215,068

	March 31,	December 31,
	2009	2008
Assets:
Direct owned:
North America	$9,657,149	$9,326,387
Europe	3,754,183	4,177,976
Asia	1,674,679	1,791,611

Total direct owned segment	15,086,011	15,295,974

Investment management:
North America	1,020,062	1,004,811
Europe	745,257	803,235
Asia	20,928	382,014

Total investment management segment	1,786,247	2,190,060

Total segment assets	16,872,258	17,486,034

Reconciling items:
Investments in and advances to other unconsolidated investees	101,243	105,219
Cash and cash equivalents	123,779	174,636
Accounts receivable	6,897	2,253
Other assets	111,100	190,231
Discontinued operations – assets held for sale	121,582	1,310,754

Total reconciling items	464,601	1,783,093

Total assets	$17,336,859	$19,269,127

(1)	Includes rental income of our industrial and retail properties and land subject to ground leases, as well as development management and other income.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(2)	Includes property management and other fees and incentives and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial and retail joint ventures.

(3)	In 2009, includes the recognition of gains previously deferred in CDFS contributions to the Japan property funds. In 2008, includes proceeds received on CDFS property dispositions.

(4)	Amount represents the earnings or losses from unconsolidated investees that we include in revenues of the investment management segment but we do not present as a component of revenues in our Consolidated Statements of Operations and Comprehensive Income (Loss).

(5)	Also includes rental expenses of our industrial and retail properties and land subject to ground leases, as well as certain expenses associated with land holding and acquisition costs.

(6)	Also includes the direct costs we incur to manage the property funds and the properties they own.

(7)	For 2008, includes net gains from CDFS dispositions.
12.	Supplemental Cash Flow Information:
Non-cash investing and financing activities for the three months ended March 31, 2009 and 2008 are as follows:
•	We received $133.4 million of ownership interests in certain unconsolidated property funds as a portion of our proceeds from the contribution of properties to these property funds in 2008.
•	We assumed $4.0 million of secured debt and other liabilities in 2008 in connection with the acquisition of properties.
The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2009 and 2008 was $17.4 million and $32.9 million, respectively.
During the three months ended March 31, 2009 and 2008, cash paid for income taxes was $1.0 million and $13.2 million, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries (the “Company”) as of March 31, 2009, the related consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2009 and 2008, and the related statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of ProLogis’ management.
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
As discussed in Note 1 to the consolidated financial statements, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) as of January 1, 2009.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
May 7, 2009

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2008 Annual Report on Form 10-K.
Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future – including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability of developed properties, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds – are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see “Item 1A. Risk Factors” in this report and in our most recent annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
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
The global financial markets have been undergoing pervasive and fundamental disruptions, which began to impact us late in the third quarter of 2008. As the global credit crisis worsened in the fourth quarter of 2008, it was prudent for us to modify our business strategy. As such, we discontinued most of our new development and acquisition activities in order to focus on our core business of owning and managing industrial properties. Narrowing our focus has allowed us to take the necessary steps toward reducing our debt and maximizing liquidity and cash flow. We believe our current business strategy, coupled with the following objectives for both the near and long-term, will position us to take advantage of business opportunities upon the stabilization of the global financial markets.
Our near-term objectives are to:
•	simplify our business model and focus on our core business;
•	complete the development and leasing of properties currently in our development portfolio;
•	manage our core portfolio of industrial distribution properties to maintain and improve our net operating income stream from these assets;
•	provide exceptional customer service to our current and future customers;
•	generate liquidity through contributions of properties to our property funds and through sales to third parties;
•	reduce our debt at December 31, 2009 by at least $2.0 billion from our debt levels at September 30, 2008, through debt retirements utilizing proceeds from property contributions and dispositions, buying back outstanding debt and issuing additional equity (see further discussion below of the actions we have taken in the first quarter and subsequent to March 31, 2009);

•	recast our global line of credit; and
•	reduce our general and administrative expenses through various cost savings initiatives, including reductions in workforce.
In the following discussion, we will address our progress on meeting these objectives.
Our longer-term objectives are to:
•	employ a conservative growth model;
•	develop industrial properties utilizing a portion of our existing land parcels, which we will hold for long-term direct investment, or otherwise monetize our land holdings through dispositions; and
•	grow the property funds by utilizing the property fund structure for the development of properties and the opportunistic acquisition of properties from third parties.
Our current business strategy includes two operating segments: (i) direct owned and (ii) investment management. Our direct owned segment represents the direct long-term ownership of industrial and retail properties. Our investment management segment represents the long-term investment management of property funds and the properties they own.
We generate and seek to increase revenues; earnings; FFO, as defined at the end of Item 2; and cash flows through our segments primarily as follows:
•	Direct Owned Segment — Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial and retail properties in key distribution markets. We may refer to these properties as core properties or our core portfolio. Also included in this segment are operating properties we developed with the intent to contribute the properties to an unconsolidated property fund that we previously referred to as our CDFS Properties and, beginning December 31, 2008, we now refer to as our completed development properties. In addition, we have industrial properties that are currently under development (also included in our development portfolio), land available for development and land subject to ground leases that are part of this segment as well.

We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases for the properties we own. The revenue in this segment has decreased due to the contribution of properties to property funds, offset partially with increases in occupancy levels within our development portfolio. However, leasing activity has slowed and rental revenues generated by the lease-up of newly developed properties have not been adequate to completely offset the loss of rental revenues from property contributions. We expect our total revenues from this segment will continue to decrease in 2009 due to the contributions and dispositions of properties we made in 2008 and may make in 2009. We intend to grow our revenue in the remaining properties primarily through increases in occupied square feet in our development portfolio. Our development portfolio, including completed development properties and those currently under development, was 44.59% and 41.44% leased at March 31, 2009 and December 31, 2008, respectively.

•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures. In addition to the income recognized under the equity method, we recognize fees and incentives earned for services performed on behalf of these entities and interest earned on advances to these entities, if any. We provide services to these entities, such as property management, asset management, acquisition, financing and development. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period. We expect future growth in income recognized to result from growth in existing property funds, primarily from properties the funds acquired from us in 2008 and may acquire, from us or third parties, in 2009 and beyond, as well as the formation of future funds.

•	CDFS Business Segment — Our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. As of December 31, 2008, all of the assets and liabilities in this segment were transferred into our two remaining segments and this segment is no longer a primary focus of our business strategy. In 2009, we recognized income from the previously deferred gains from the Japan property funds that were deferred upon original contributions and triggered with the sale of our investments. During the three months ended March 31, 2008, we recognized income primarily from the contributions of developed, rehabilitated and repositioned properties and acquired portfolios of properties to the property funds as well as from dispositions of land and properties to third parties. The income was generated due to the increased fair value of the properties at the time of contribution, based on third party appraisals, and income was recognized only to the extent of the third party ownership interest in the property fund acquiring the property.
We have contributed and may continue to contribute completed development properties and/or core properties to the property funds, or sell to third parties. Although, beginning in 2009, we report these as net gains on dispositions rather than CDFS proceeds and cost of CDFS dispositions.
Key Transactions in 2009
•	In the first quarter of 2009, we sold our China operations and our investments in the Japan property funds for $1.3 billion of cash. We entered into a sales agreement in December 2008, at which time we recorded an impairment charge of $198.2 million on our China operations and classified the assets and liabilities as held for sale.
•	In connection with the sale of our investments in the Japan property funds, we recognized a net gain of $180.2 million and $20.5 million of current income tax expense. The gain is reflected as CDFS proceeds as it represents the recognition of previously deferred gains on the contribution of properties to the property funds based on our ownership interest in the property funds at the time of original contributions.
•	In the first three months of 2009, we generated aggregate proceeds of $135.7 million from the contribution of nine properties to ProLogis European Properties Fund II and the sale of land parcels to third parties.
•	In March 2009, we repurchased $48.2 million original principal amount of our convertible senior notes for $24.8 million and recognized a gain of $17.9 million.
•	In April 2009, we repurchased $225.0 million original principal amount of our convertible senior notes for $128.4 million. We also repurchased €42.65 million ($58.3 million at March 31, 2009) original principal amount of our 4.375% senior notes due April 2011 for €32.0 million ($43.7 million at March 31, 2009).
•	On April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share and received net proceeds of $1.1 billion. The proceeds were used to repay borrowings under our credit facilities, which include borrowings that were made on our credit facilities in April 2009 to repurchase the convertible and senior notes discussed above.
•	We adopted FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), on January 1, 2009, on a retroactive basis to reflect the new accounting associated with the convertible notes we issued in 2007 and 2008. As a result, we restated 2008 amounts to reflect the adjustment to debt and equity, as well as the additional interest expense. The restatement also impacted the interest we would have capitalized related to our development activities for both properties we currently own, as well as properties that were contributed or sold during the applicable periods.

Results of Operations
Three months ended March 31, 2009 and 2008
Net earnings attributable to common shares for the three months ended March 31 was as follows:

	2009	2008
Net earnings attributable to common shares (in thousands)	$178,732	$183,521
Net earnings per share attributable to common shares - Basic	$0.67	$0.71
Net earnings per share attributable to common shares - Diluted	$0.66	$0.69
The decrease in net earnings in 2009 from 2008 is due primarily to lower gains on dispositions of properties offset by higher foreign currency exchange gains.
In the discussion that follows, we present the results of operations by reportable business segment. See Note 11 to our Consolidated Financial Statements in Item 1 for further description of our segments.
Direct Owned Segment
The net operating income of the direct owned segment consists of rental income and rental expenses from industrial and retail properties during the time we directly own them. The size and leased percentage of our direct owned operating portfolio fluctuates due to the timing of contributions and dispositions of properties and the development of properties and impacts the net operating income we recognize in this segment. Also, included in this segment is land we own and lease to customers under ground leases, development management and other income and land holding and acquisition costs. See Note 11 to our Consolidated Financial Statements in Item 1 for a reconciliation of net operating income to earnings before income taxes.
The net operating income from the direct owned segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Rental and other income	$241,223	$269,692
Rental and other expenses	79,604	85,370

Total net operating income - direct owned segment	$161,619	$184,322

Our direct owned operating portfolio was as follows (square feet in thousands):

	March 31, 2009			December 31, 2008			March 31, 2008
	Number of	Square		Number of	Square		Number of	Square
	Properties	Feet	Leased%	Properties	Feet	Leased%	Properties	Feet	Leased %
Core industrial properties	1,157	154,829	90.4%	1,157	154,947	92.2%	1,159	153,812	93.1%
Retail and mixed use properties	35	1,497	86.6%	34	1,404	94.5%	32	1,241	96.5%

Subtotal non-development properties	1,192	156,326	90.4%	1,191	156,351	92.2%	1,191	155,053	93.1%
Completed development properties (1)	160	46,260	45.1%	140	40,763	43.5%	156	45,160	55.2%

Total operating portfolio	1,352	202,586	80.1%	1,331	197,114	82.1%	1,347	200,213	84.5%
Assets in China – sold in 2009	—	—	—	—	—	—	62	10,477	51.8%

Total	1,352	202,586	80.1%	1,331	197,114	82.1%	1,409	210,690	82.9%

(1)	Included at March 31, 2009 are 28 properties aggregating 7.3 million square feet for which development was completed in 2009. The leased percentage fluctuates based on the composition of properties.
The decrease in rental and other income in 2009 from 2008 is due primarily to the contributions of properties in 2008 (generally completed development properties) to the unconsolidated property funds and a decrease in the leased percentage of our core industrial properties, partially offset by new leasing activity in our completed development properties. However, leasing activity has slowed and rental revenues generated by the lease-up of newly developed properties have not been adequate to completely offset the loss of rental revenues from property contributions. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $53.9 million and $58.8 million for the three months ended March 31, 2009 and 2008, respectively.
Investment Management Segment
The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in property funds and certain joint ventures (that develop or own industrial or retail properties); (ii) fees and incentives earned for services performed; and (iii) interest earned on advances; offset by (iv) our direct costs of managing these property funds and the properties they own. The net earnings or losses of the unconsolidated investees may include the following income and expense items of our unconsolidated investees, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; (vi) gains or losses on dispositions of properties or investments; and (vii) impairment charges. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the unconsolidated investees; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable.
Beginning in 2009, we are reporting the direct costs associated with our investment management segment for all periods presented as a separate line item “Investment Management Expenses” in our Consolidated Statements of Operations and Comprehensive Income (Loss). These costs include the property management expenses associated with the property-level management of the properties owned by the property funds (previously included in Rental Expenses) and the investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). In order to allocate the property management expenses between the properties owned by us and the properties owned by the property funds, we use the square feet owned at the beginning of the period by the respective portfolios.
The net operating income (loss) from the investment management segment was as follows (in thousands):

	Three months ended
	March 31,
	2009	2008
Unconsolidated property funds:
North America (1)	$1,365	$(9,243)
Europe (2)	16,601	10,762
Asia (3)	7,190	(1,825)
Unconsolidated joint ventures (4)	751	(793)

Total net operating income (loss) - investment management segment	$25,907	$(1,099)

(1)	Represents the income earned by us from our investments in 12 property funds in North America. Our ownership interests ranged from 20.0% to 50.0% at March 31, 2009. These property funds on a combined basis owned 854 and 778 properties at March 31, 2009 and 2008, respectively. The increase in properties is due primarily to contributions we have made to certain of the property funds. Included in 2009 and 2008, are net losses of $9.7 million and $21.3 million, respectively, which represent our proportionate share of realized and unrealized losses that were recognized by certain of the property funds related to interest rate derivative contracts that no longer met the requirements for hedge accounting.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II. On a combined basis, these funds owned 408 and 315 properties at March 31, 2009 and 2008, respectively. The increase in properties is due primarily to contributions we have made to PEPF II.

Our ownership interest in PEPR was 24.9% at both March 31, 2009 and 2008. Our ownership interest in PEPF II was 33.9% and 24.5% at March 31, 2009 and 2008, respectively. Our ownership interest at March 31, 2008 included a 17% direct ownership and a 7.5% indirect ownership (through PEPR’s 30% ownership interest in PEPF II). In December 2008, we acquired PEPR’s 20% ownership interest in PEPF II, and in February 2009 PEPR sold its remaining 10% to third parties. As such, we have only a direct ownership interest in PEPF II at March 31, 2009.

(3)	Represents the income earned by us from our 20% ownership interest in two property funds in Japan and one property fund in South Korea. At March 31, 2009 and 2008, the property funds, in which we maintain an ownership interest, on a combined basis owned 13 and 74 properties. The decrease in properties is due to the sale of our investments in the Japan property funds in February 2009 (see Note 2 to our Consolidated Financial Statements in Item 1). Included in 2008 for Japan are net losses of $10.3 million that represent our proportionate share of unrealized losses from derivative contracts.

(4)	We have restated the net operating income of this segment for 2008 to include our proportionate share of the net earnings of our joint ventures that develop and operate principally industrial and retail properties. These amounts were previously included in the CDFS business segment.
CDFS Business Segment
Net operating income of the CDFS business segment for the three months ended March 31, 2009 was $180.2 million, compared with $278.0 million for the same period in 2008. As discussed earlier, our business strategy no longer focuses on the CDFS business segment. The amount in 2009 is the gain from the sale of our investments in the Japan property funds, while the amount in 2008 consisted of gains recognized from the contributions of 41 properties to the property funds.
Operational Outlook
During the first three months of 2009, industrial property fundamentals have reflected the global economic weakness and slowdown in global trade. Throughout the majority of our markets, we are experiencing reduced leasing activity and increased leasing costs. Partially offsetting these trends, we have had higher-than-average customer retention and the industry as a whole has had sharply reduced levels of new supply.
In our total operating portfolio, including properties owned by our unconsolidated investees and managed by us, we leased 22.9 million square feet and 121.5 million square feet of space during the quarter ended March 31, 2009 and the year ended December 31, 2008, respectively, including 28.8 million square feet of leases signed in the quarter ended March 31, 2008.

In our direct owned portfolio, we leased 13.7 million square feet, including 3.2 million square feet of new leases in our development portfolio (both completed properties and those under development) in the three months ended March 31, 2009. Repeat business with our global customers is important to our long-term growth. During the first quarter of 2009, 57% of the space leased in our newly developed properties was with repeat customers. Although leasing activity has slowed, for the leases that expired in the first quarter of 2009, existing customers renewed their leases 74% of the time. We expect that leasing will continue to slow, leasing costs may increase and market rents will likely decrease until economic conditions improve. As of March 31, 2009, our total direct owned operating portfolio was 80.1% leased, as compared with 82.1% at December 31, 2008.
As we previously disclosed, we have significantly reduced new development starts. During the three months ended March 31, 2009, we started development of two properties with 394,000 square feet that were 100% leased, completed the development of 29 buildings aggregating 7.6 million square feet that were 39.9% leased at March 31, 2009 and we contributed nine properties aggregating 2.0 million square feet that were 95% leased to ProLogis European Properties Fund II. As of March 31, 2009, we had 160 completed development properties that were 45.1% leased with a current investment of approximately $3.3 billion and a total expected investment (including estimated remaining leasing costs) of $3.6 billion. We also had 37 properties under development that were 42.8% leased with a current investment of $861 million and a total expected investment of $1.2 billion when completed and leased. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we may continue to own them directly, thereby creating additional income in our direct owned segment or we may contribute them to a property fund or sell to a third party, generating cash to reduce our debt.

Other Components of Income
Investment Management Expenses
Beginning in 2009, we are reporting the direct costs associated with our investment management segment for all periods presented as a separate line item Investment Management Expenses in our Consolidated Statements of Operations and Comprehensive Income (Loss). These costs include the property management expenses associated with the property-level management of the properties owned by the property funds (previously included in Rental Expenses) and the investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). We allocated the property management expenses between the properties owned by us and the properties owned by the property funds, based on the square feet owned at the beginning of the period by the respective portfolios.
General and Administrative (“G&A”) Expenses
G&A expenses were $48.2 million and $46.3 million for the three months ended March 31, 2009 and 2008, respectively, and consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Gross G&A expense	$77,840	$95,374
Capitalized amounts and amounts reported as rental and investment management expenses	(29,597)	(49,110)

Net G&A	$48,243	$46,264

As we announced in the fourth quarter of 2008, in response to the difficult economic climate, we initiated G&A reductions with a near-term target of a 20 to 25% reduction in G&A prior to capitalization or allocations for 2009. These initiatives included a Reduction in Workforce (“RIF”) and reductions to other expenses through various cost savings measures. We believe we have achieved our target based on our 2009 planned spending. Due to the changes in our business strategy in the fourth quarter of 2008, we have halted the majority of our new development activities, which, along with lower gross G&A, has resulted in lower capitalized G&A.
In the fourth quarter of 2008 and the first quarter of 2009, we recognized $23.1 million and $4.5 million, respectively, of expenses related to the RIF program. We may have additional RIF charges in the future.
Depreciation and Amortization
Depreciation and amortization expenses were $79.8 million and $75.8 million for the three months ended March 31, 2009 and 2008, respectively. The increase in 2009 over 2008 is due primarily to depreciation expense that is now being recorded on our development properties, based on our current intent to hold and operate these properties.

Interest Expense
Interest expense includes the following components (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Interest expense	$101,859	$121,970
Amortization of FSP APB 14-1 discount	17,838	13,759
Amortization of discount (premium), net	874	(593)
Amortization of deferred loan costs	3,378	2,809

Interest expense before capitalization	123,949	137,945
Capitalized amounts	(31,017)	(42,319)

Net interest expense	$92,932	$95,626

We adopted FSP APB 14-1 that requires separate accounting for the debt and equity components of convertible debt on January 1, 2009, as required, on a retroactive basis to the convertible notes we issued in 2007 and 2008. As a result, we restated 2008 amounts to reflect the additional interest expense and the additional capitalized interest related to our development activities for both properties we currently own, as well as properties that were contributed during the applicable periods.
The decrease in interest expense in 2009 over 2008 is due to lower debt levels and lower borrowing rates, offset by lower capitalization due to reduced development activity in 2009. Our future interest expense, both gross and the portion capitalized, will vary depending on the level of our development activities.
Net Gains on Dispositions of Development Properties to Property Funds
During the three months ended March 31, 2009, we recognized gains of $2.5 million on the disposition of nine properties from our direct owned segment to one of the unconsolidated property funds in Europe, including minor adjustments to previous dispositions. Due to our continuing involvement through our ownership in the property funds, these dispositions are not included in discontinued operations and the gains recognized represent the portion attributable to the third party ownership in the property funds that acquired the properties. In 2008, contribution activity is reported as CDFS Proceeds and Cost of CDFS Dispositions within our CDFS Business Segment.
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
We recognized net foreign currency exchange gains of $44.0 million during the first three months of 2009 and net foreign currency exchange losses of $34.0 million during the first three months of 2008 related to the remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the intercompany loans between the U.S. parent and our consolidated subsidiaries in Japan and Europe due to fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. In addition, we recognized net foreign currency exchange losses of $13.5 million and $1.9 million from the settlement of transactions with third parties in the three months ended March 31, 2009 and 2008, respectively.
Gain on Early Extinguishment of Debt
In March 2009, we repurchased $16.7 million original principal amount of our 2.25% convertible senior notes due 2037 for $9.2 million and $31.5 million original principal amount of our 1.875% convertible senior notes due 2037 for $15.6 million. In connection with the repurchase, we recognized a gain of $17.9 million representing the discount between the recorded debt (net of the discount) and the consideration we paid to retire the convertible debt.
Income Taxes
During the three months ended March 31, 2009 and 2008, our current income tax expense was $22.2 million and $24.4 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as in certain states. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. In 2009, in connection with the sale of our investments in the Japan property funds we recognized a current tax expense of $20.5 million.
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
In February 2009, we sold our operations in China to affiliates of GIC Real Estate, the real estate investment company of the Government of Singapore Investment Corporation (“GIC RE”). Accordingly, we have included the gain on sale of $3.3 million and the results in discontinued operations for all periods presented in our Consolidated Statements of Operations and Comprehensive Income (Loss). See additional information on the sale in Note 2 to our Consolidated Financial Statements in Item 1.
In 2008, we disposed of 15 properties, as well as land subject to ground leases, to third parties that met the requirements to be classified as discontinued operations and we had two properties classified as Held for Sale at March 31, 2009. Therefore, the results of operations for these properties are included in discontinued operations. See Note 5 to our Consolidated Financial Statements in Item 1.
Other Comprehensive Income (Loss) – Foreign Currency Translation Gains (Losses), Net
For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in accumulated other comprehensive loss.
During the three months ended March 31, 2009, we recognized losses in other comprehensive income (loss) of $342.9 million related to foreign currency translations of our international business units into U.S. dollars upon consolidation. These losses are mainly the result of the strengthening of the U.S. dollar to the euro and pound sterling from the beginning of the period to March 31, 2009. During the three months ended March 31, 2008, we recognized net gains of $132.9 million due primarily to the strengthening euro and pound sterling to the U.S. dollar from the beginning of the period to March 31, 2008. We have continued to see volatility in foreign currency exchange rates subsequent to March 31, 2009.
In addition, as a result of the sale of our China operations and our investments in the Japan property funds, other comprehensive loss increased by $149.3 million, representing the gains previously included as currency translation adjustments.

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

	March 31, 2009		December 31, 2008		March 31, 2008
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Direct owned	1,352	202,586	1,331	197,114	1,409	210,690
Investment management	1,278	272,666	1,339	297,665	1,167	255,589

Totals	2,630	475,252	2,670	494,779	2,576	466,279

Same Store Analysis
We evaluate the operating performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the property funds and joint ventures that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2009, as those properties that were in operation at January 1, 2008 and have been in operation throughout the three-month periods in both 2009 and 2008, including completed development properties. We have removed all properties that were disposed of to a third party and properties held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods, to derive the same store results. The same store portfolio, for the three months ended March 31, 2009, included 2,416 properties that aggregated 418.9 million square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses), as included in our Consolidated Financial Statements in Item 1, to the respective amounts in our same store portfolio analysis.

	For the three months ended
	March 31,
			Percentage
	2009	2008	Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations and Comprehensive Income (Loss)	$238,462	$262,559
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(33,222)	(23,216)
Effect of changes in foreign currency exchange rates and other	(787)	(3,853)
Unconsolidated investees :
Rental income of properties managed by us and owned by our unconsolidated investees	358,264	321,138

Same store portfolio — rental income (2)(3)	562,717	556,628	1.09%

Less completed development assets (4)	(57,545)	(46,431)

Adjusted same store portfolio – rental income (3)(4)	$505,172	$510,197	(0.98%)

Rental Expenses (1)(4)

Consolidated:
Rental expenses per our Consolidated Statements of Operations and Comprehensive Income (Loss)	$73,301	$83,014
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(14,063)	(7,551)
Effect of changes in foreign currency exchange rates and other	2,227	(5,471)
Unconsolidated investees :
Rental expenses of properties managed by us and owned by our unconsolidated investees	81,515	70,131

Same store portfolio — rental expenses (3)(5)	142,980	140,123	2.04%

Less completed development assets (4)	(18,489)	(17,795)

Adjusted same store portfolio – rental expenses (3)(4)	$124,491	$122,328	1.77%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations and Comprehensive Income (Loss)	$165,161	$179,545
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(19,159)	(15,665)
Effect of changes in foreign currency exchange rates and other	(3,014)	1,618
Unconsolidated investees :
Net operating income of properties managed by us and owned by our unconsolidated investees	276,749	251,007

Same store portfolio — net operating income (3)	419,737	416,505	0.78%

Less completed development assets (4)	(39,056)	(28,636)

Adjusted same store portfolio – net operating income (3)(4)	$380,681	$387,869	(1.85%)

(1)	As discussed above, our same store portfolio aggregates industrial and retail properties from our consolidated portfolio and industrial properties owned by the property funds and industrial joint ventures that are managed by us and in which we invest. During the periods presented, certain properties owned by us were contributed to an unconsolidated investee and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial and retail properties and those industrial properties owned by our unconsolidated investees and managed by us.

(4)	The same store portfolio results include the benefit of leasing our completed development properties. Therefore, we have also presented the results for the adjusted same store portfolio by excluding the 188 completed development properties that we owned as of January 1, 2008 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

(5)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table. In addition, in the three months ended March 31, 2008, we recognized a $6.0 million increase in insurance expense due to a tornado that struck certain properties owned by us and the property funds, which we insure through our insurance company. This amount is included as “effect of changes in foreign currency exchange rates and other” in the tables above.
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

Liquidity and Capital Resources
Overview
We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements for the remainder of 2009.
As discussed earlier, our current business strategy has a significant emphasis on liquidity. During the fourth quarter of 2008, we set a goal to reduce leverage through the reduction of our total debt by at least $2 billion as of December 31, 2009, as compared with September 30, 2008. We expect to exceed this goal through a number of actions, which have included or may include the following (depending on market conditions and other factors):
•	generate cash through the contributions of properties to the unconsolidated property funds or sales of assets to third parties;
o	During the three months ended March 31, 2009, we received $1.3 billion in proceeds from the sale of our China operations and investments in Japan property funds and generated $135.7 million in proceeds from the contributions of properties to the property funds and sales to third parties. We currently have certain real estate properties in our core portfolio under contract or letter of intent. We will continue to evaluate the level of future contributions and asset sales based on our improved liquidity situation.
•	repurchase our senior notes at a discount;
o	We repurchased $357.9 million of our senior notes and convertible notes for $241.6 million during the fourth quarter of 2008 and the first quarter of 2009. During April 2009, we repurchased an additional $283.3 million original principal amount of senior notes for $172.1 million cash.
•	issue equity;
o	In April 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share (“Equity Offering”) that resulted in net proceeds to us of $1.1 billion, which we used to pay down borrowings on our credit facilities.
•	reduce cash needs; and
o	We halted early-stage development projects, initiated G&A cost savings initiatives and implemented a RIF plan with a target to reduce gross G&A by 20% to 25%, which we believe we have achieved based on our planned 2009 spending.
•	lower our common share distribution.
o	We reduced our expected annual distributions on our common shares in 2009 from $553 million to $266 million (taking into account the Equity Offering and our current expected distribution rate).
At March 31, 2009, our credit facilities provide aggregate borrowing capacity of $4.2 billion. This includes our global line of credit, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, South Korean won and Canadian dollar (“Global Line”). This also includes a multi-currency credit facility that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling (“Credit Facility”) and a 15.4 million British pound sterling facility (“Sterling Facility”). The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (1.43% per annum at March 31, 2009 based on a weighted average using local currency rates).
The Global Line and Credit Facility mature in October 2009; however, we can exercise a 12-month extension at our option for all currencies, subject to certain customary conditions and the payment of an extension fee. These customary conditions include: (i) we are not in default; (ii) we have appropriately approved such an extension; and (iii) we certify that certain representations and warranties, contained in the agreements, are true and correct in all material respects. We are currently in discussions with the lead banks to recast, extend and reduce the commitment related to the Global Line. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. During the first quarter of 2009, we reduced the commitment of the Sterling Facility, which matures December 31, 2009, to the balance of the outstanding letters of credit.
As of March 31, 2009, under these facilities, we had outstanding borrowings of $2.0 billion (including $108.6 million that is included in Discontinued Operations – Assets Held for Sale on our Consolidated Balance Sheets) and letters of credit of $129.6 million, resulting in remaining borrowing capacity of approximately $2.0 billion.
As of March 31, 2009, we had the following amounts outstanding under all our credit facilities (in millions):

		Outstanding	Outstanding	Remaining
	Total Commitment	Debt Balance	Letters of Credit	Capacity
Global Line	$3,578	$1,433	$107	$2,038
Credit Facility	600	597	—	3
Sterling Facility	22	—	22	—

Total	$4,200	$2,030	$129	$2,041

As discussed earlier, the outstanding balance on our credit facilities decreased subsequent to March 31, 2009 as a result of the proceeds we received from the Equity Offering, offset partially by borrowings to repurchase certain senior and convertible notes at a discount.
In connection with a new accounting pronouncement, we restated our convertible debt balances to reflect a portion of the debt as equity (representing the convertible component). The adjustment is reflected as a discount that reduced our debt balance at December 31, 2008 by $296.3 million and is amortized into interest expense over the remaining life of the debt. See Note 1 to our Consolidated Financial Statements in Item 1 for more information. At March 31, 2009, we are in compliance with all of our debt covenants.
In addition to common share distributions and preferred share dividend requirements, we expect our principle cash needs will consist of the following for the remainder of 2009:
•	completion of the development and leasing of the properties in our development portfolio;
o	As of March 31, 2009, we had 37 properties under development with a current investment of $861 million and a total expected investment of $1.2 billion when completed and leased, with $342 million remaining to be spent. We also had 160 completed development properties with a current investment of $3.3 billion and a total expected investment of $3.6 billion when leased, with $227 million remaining to be spent.
•	repayment of debt, including payments on our credit facilities or opportunistic buy-back of convertible or senior notes in order to achieve our goal of reducing debt;
•	scheduled principal payments (in the remainder of 2009, we have scheduled principle payments of $311 million, which includes $250 million of floating rate senior notes that mature in August 2009);
•	tax and interest payments related to the completion of audits of certain income tax returns;
•	capital expenditures and leasing costs on properties;
•	investments in current or future unconsolidated property funds, including our remaining capital commitments of $839.1 million; and
o	We may fulfill our equity commitment with a properties we contribute to the property fund. However, to the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required to contribute our proportionate share of the equity component in cash to the property fund. During the three months ended March 31, 2009, we used cash to make investments in or loans to the property funds of approximately $59.9 million.

•	depending on market conditions, direct acquisitions or development of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the direct owned segment.
We expect to fund cash needs for the remainder of 2009 and future years principally with proceeds received of $1.1 billion from the Equity Offering and cash from the following sources, all subject to market conditions:
•	available cash balances ($123.8 million at March 31, 2009);
•	property operations;
•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;
•	proceeds from the disposition of properties or land parcels to third parties;
•	cash proceeds from the contributions of properties to property funds;
•	borrowing capacity under existing credit facilities ($2.0 billion available as of March 31, 2009), other future facilities or borrowing arrangements;
•	proceeds from the issuance of equity securities, including sales under various common share plans, all subject to market conditions (our Board of Trustees (“Board”) has authorized the sale of up to 40.0 million common shares in at-the-market share programs); and
•	proceeds from the issuance of debt securities, including the issuance of secured debt.
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
Commitments related to future contributions to Property Funds
Several property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment with the properties we may contribute to the property fund or cash. Our fund partners fulfill the commitment with the contribution of cash. The following table outlines the remaining equity commitments of each property fund with potential commitments in 2009, as of March 31, 2009 (in millions):

	Remaining Equity Commitments			Available
				Under
		Fund	Expiration	Credit
	ProLogis	Partners	Date	Facility
ProLogis European Properties Fund II (1)	$727.5	$1,051.1	8/10	$204.8
ProLogis North American Industrial Fund	67.3	197.8	2/10	250.0
ProLogis Mexico Industrial Fund	44.3	246.7	8/10	—

Total	$839.1	$1,495.6		$454.8

(1)	PEPF II’s equity commitments are denominated in euro and include commitments of ProLogis of €546.7 million and of the fund partners of €789.8 million. During the three months ended March 31, 2009, we contributed nine properties to PEPF II for gross proceeds of $130.5 million.
We are committed to offer to contribute substantially all of the properties that we develop and stabilize in Europe and Mexico to the respective property funds. These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss.
Dependent on market conditions, we may make contributions of properties to these property funds in 2009. Given the current debt markets, it is likely that the contributions will be financed by the property funds with all equity. Generally, the properties are contributed based on third-party appraised value, other than PEPF II.

For contributions we make in 2009 to PEPF II, the capitalization rate is determined based on a third party appraisal and a margin of 0.25 to 0.75 percentage points is added to the capitalization rate, depending on the quarter contributed. This adjustment was made due to the belief that appraisals have been lagging true market conditions. The agreement provides for additional proceeds to us if capitalization rates at the end of 2010 are lower than those used to determine contribution values.
Generally, we fulfill our equity commitment with properties we contribute to the property fund. However, to the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required to contribute our proportionate share of the equity component in cash to the property fund. During the three months ended March 31, 2009, we contributed $34.5 million in connection with contributions of our properties to PEPF II and the repayment of debt by ProLogis North American Industrial Fund. In addition, we and our fund partner each loaned $25.4 million to ProLogis North American Industrial Fund III, the proceeds of which were used to repay maturing debt of the property fund.
Cash Provided by Operating Activities
Net cash provided by operating activities was $183.1 million and $354.9 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is due primarily to gains of $278.0 million recognized in 2008 on the contributions of CDFS properties. These gains were lower in 2009 and, due to the changes in our business strategy, no longer included in cash provided by operating activities. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
Cash Investing and Cash Financing Activities
For the three months ended March 31, 2009 and 2008, investing activities provided net cash of $931.6 million and used net cash of $286.9 million, respectively. The following are the more significant activities for both periods presented:
•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our credit facilities.
•	We generated net cash from contributions and dispositions of properties and land parcels of $130.8 million and $1.3 billion during 2009 and 2008, respectively.
•	We invested $504.0 million in real estate during 2009 and $1.6 billion for the same period in 2008. These amounts include the acquisition of operating properties (15 properties with an aggregate purchase price of $138.3 million in 2008); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At March 31, 2009, we had 37 properties aggregating 12.1 million square feet under development, with a current investment of $861.2 million and a total expected investment of $1.2 billion.
•	We invested cash of $63.4 million and $28.7 million during 2009 and 2008, respectively, in unconsolidated investees in connection with property contributions we made and repayments of debt by the investees.
•	We received distributions from unconsolidated investees as a return of investment of $14.5 million and $31.0 million during 2009 and 2008, respectively.
•	We generated net cash through payments on notes receivable of $8.2 million and $0.2 million during 2009 and 2008, respectively.
For the three months ended March 31, 2009 and 2008, financing activities used net cash of $1.2 billion and provided net cash of $401.2 million, respectively. The following are the more significant activities for both periods presented:
•	In March 2009, we repurchased $48.2 million original principal amount of our convertible senior notes for $24.8 million.

•	On our lines of credit and other credit facilities, including the Global Line and the Credit Facility, we had net payments of $1.0 billion and net borrowings of $607.9 million during 2009 and 2008, respectively.
•	On our other debt, we made net payments of $53.2 million and $177.8 million during 2009 and 2008, respectively.
•	We generated proceeds from the sale and issuance of common shares under our various common share plans of $0.6 million and $97.6 million during 2009 and 2008, respectively.
•	We paid distributions of $66.9 million and $133.6 million to our common shareholders during 2009 and 2008, respectively. We paid dividends on our preferred shares of $6.4 million during both 2009 and 2008.
Off-Balance Sheet Arrangements
Investment Management Fund Debt
We had investments in and advances to the property funds at March 31, 2009 of $1.6 billion. The property funds had total third party debt of $10.3 billion (for the entire entity, not our proportionate share) at March 31, 2009 that matures as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Discount	Total (1)

ProLogis European Properties (2)	$459.2	$1,647.0	$—	$355.9	$—	$683.5	$—	$3,145.6

ProLogis European Properties Fund II (3)	—	1,162.2	—	—	360.4	—	—	1,522.6

ProLogis California LLC (4)	138.0	55.7	—	—	—	120.0	—	313.7

ProLogis North American Properties Fund I	—	130.6	111.8	—	—	—	—	242.4

ProLogis North American Properties Fund VI-X	1.6	2.2	2.3	882.1	12.4	—	—	900.6

ProLogis North American Properties Fund XI	14.8	42.9	0.6	0.7	0.4	—	(0.3)	59.1

ProLogis North American Industrial Fund (5)	—	—	190.0	78.0	169.5	1,047.7	—	1,485.2

ProLogis North American Industrial Fund II (6)	457.4	111.5	—	154.0	64.0	551.2	(11.9)	1,326.2

ProLogis North American Industrial Fund III (7)	1.8	2.6	120.7	107.0	385.6	426.5	(3.0)	1,041.2

ProLogis Mexico Industrial Fund (8)	—	—	—	99.1	170.0	—	—	269.1

ProLogis Korea Fund	—	—	13.4	26.9	—	—	—	40.3

Total property funds	$1,072.8	$3,154.7	$438.8	$1,703.7	$1,162.3	$2,828.9	$(15.2)	$10,346.0

(1)	As of March 31, 2009, we had not guaranteed any of the third party debt of the property funds. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to otherwise obtain funds by capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Information on remaining equity commitments of the property funds is presented above.

(2)	The debt with a 2009 maturity was repaid in April 2009 with borrowings on PEPRs credit facilities of $280.9 million (included in 2010 maturities) and available cash. PEPR has a credit facility, with aggregate borrowing capacity of €900 million (approximately $1.23 billion) under which $1.05 billion was outstanding with $183.5 million remaining capacity, all at March 31, 2009.

(3)	PEPF II has a €1 billion credit facility (approximately $1.37 billion). As of March 31, 2009, $1.16 billion was outstanding and $204.8 million was available to borrow under this facility.

(4)	The debt with a 2009 maturity was refinanced on April 29, 2009 with the existing lender at 7.25% and a maturity of 2014. In March 2009, the property fund issued $120 million of debt at 7.5% that matures in 2019, the proceeds of which were used to repay debt that matured in March 2009. The property fund extended $55.7 million of maturities from 2009 to 2010 at 7.5%.

(5)	ProLogis North American Industrial Fund has a $250.0 million credit facility that matures July 17, 2010, under which the entire facility was available at March 31, 2009. Capital was called on February 10, 2009 that was used to repay the outstanding balance.

(6)	The maturities in 2009 include a term loan for $411.4 million that matures in July 2009 and was issued by an affiliate of our fund partner in July 2007 when this property fund was formed. We are in active discussions with our fund partner regarding an extension of the term loan, as well as their underlying equity investment in the property fund.

(7)	During the first quarter of 2009, we and our fund partner each loaned the property fund $25.4 million that is payable at dissolution of the partnership and bears interest at LIBOR plus 8%. This debt is not included in the maturities above as it is not third party debt. The proceeds, along with operating cash, were used to repay $61.3 million of third party debt and the remaining balance of $104.2 million was extended from 2009 to 2012.

(8)	In addition to its existing third party debt, this property fund has a note payable to us for $14.3 million at March 31, 2009.
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
We paid a cash distribution of $0.25 per common share for the first quarter of 2009 on February 27, 2009.
In April 2009, in connection with the issuance of common shares in a registered public offering and recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets and considering the impact of the offering, our Board reduced our 2009 annualized distribution level to $0.70 per common share (including the $0.25 per share already paid in the first quarter of 2009). The payment of distributions is subject to authorization by our Board out of funds legally available for the payment of distributions and is subject to market conditions and REIT distribution requirements. The payment of common share distributions and its composition between cash and shares is dependent upon our financial condition and operating results and may be adjusted at the discretion of our Board during the year.
On April 29, 2009, our Board declared the second quarter distribution of $0.15 per common share that will be payable on May 29, 2009 to shareholders of record on May 15, 2009.
At March 31, 2009, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
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
In addition, we present FFO excluding significant non-cash items. In order to derive FFO excluding significant non- cash items, we add back certain charges or subtract certain gains. The items we have excluded, either currently or in previous periods, are gains from the early extinguishment of debt, impairment charges that we incur directly or through our unconsolidated investees, the gain on the sale of our China operations that were sold in February 2009 and our share of losses on derivative activity recognized by the property funds in FFO that were settled for cash in previous periods. We believe it is meaningful to remove the effects of significant non-cash items to more appropriately present our results on a comparative basis.
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
FFO including significant non-cash items, attributable to common shares as defined by us was $242.3 million and $358.6 million for the three months ended March 31, 2009 and 2008, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $232.3 million and $358.6 million for the three months ended March 31, 2009 and 2008, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Three months ended
	March 31,
	2009	2008
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$178,732	$183,521

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	75,632	72,354
Adjustments to gains on dispositions for depreciation	(751)	—
Adjustments to gains on dispositions of non-development properties	1,621	—
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-CDFS properties	—	(3,813)
Real estate related depreciation and amortization	1,164	1,804

Total discontinued operations	1,164	(2,009)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	38,317	32,818
Gains on dispositions of non-CDFS properties	—	(54)
Other amortization items	(3,590)	(4,210)

Total unconsolidated investees	34,727	28,554

Total NAREIT defined adjustments	112,393	98,899

Subtotal — NAREIT defined FFO	291,125	282,420

Add (deduct) our defined adjustments:
Foreign currency exchange (gains) losses, net	(43,948)	34,841
Current income tax expense	—	9,658
Deferred income tax expense (benefit)	(6,840)	2,500
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses, net	1,651	517
Unrealized losses (gains) on derivative contracts, net	(1,854)	28,632
Deferred income tax expense	2,131	69

Total unconsolidated investees	1,928	29,218

Total our defined adjustments	(48,860)	76,217

FFO, including significant non-cash items, attributable to common shares, as defined by us	242,265	358,637
Our share of losses on derivative activity recognized by the property funds	11,283	—
Gains related to disposed assets – China operations	(3,315)	—
Gain on early extinguishment of debt	(17,928)	—

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$232,305	$358,637

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to the impact of interest rate changes and foreign-exchange related variability and earnings volatility on our foreign investments. We have in the past used certain derivative financial instruments, primarily foreign currency put option and forward contracts, to reduce our foreign currency market risk, as we deem appropriate. Currently, we do not have any such instruments outstanding. We have also used interest rate swap agreements to reduce our interest rate market risk. We do not use financial instruments for trading or speculative purposes and all financial instruments are entered into in accordance with established policies and procedures.
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in quarter-end interest rates and foreign currency exchange rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. We had no interest rate swap contracts outstanding at March 31, 2009.
Our primary interest rate risk is created by the variable rate lines of credit. During the three months ended March 31, 2009, we had weighted average daily outstanding borrowings of $3.1 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $1.5 million of cash flow for the three months ended March 31, 2009.
We also have $250 million of variable interest rate debt for which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this issuance is approximately $0.1 million on our cash flow for the three months ended March 31, 2009.
As a result of a change in accounting effective January 1, 2009, our non-cash interest expense for the three months ended March 31, 2009 increased $17.8 million prior to capitalization of interest as a result of our development activities. See Note 1 to our Consolidated Financial Statements in Item 1 for further information.
The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts. See Note 4 to our Consolidated Financial Statements in Item 1 for further information on these derivatives.
Foreign Currency Risk
Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.
Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At March 31, 2009, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At March 31, 2009, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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
Item 1A. Risk Factors
As of March 31, 2009, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K, except as supplemented below:
We may change the distribution policy for our common shares in the future.
On February 9, 2009, our Board of Trustees (“Board”) declared a distribution of $0.25 per share that was paid on February 27, 2009 to our common shareholders of record on February 19, 2009. Recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, and considering the distribution requirements for the increased number of shares expected to be outstanding due to the Equity Offering, our Board reduced the expected distribution level on our common shares for the balance of 2009 to an annualized distribution level of $0.70 per share (including the $0.25 distribution previously paid). On April 29, 2009, our Board declared the second quarter distribution of $0.15 per common share that will be payable on May 29, 2009 to shareholders of record on May 15, 2009.
In addition, a recent Internal Revenue Service revenue procedure allows us to satisfy the REIT income distribution requirement by distributing up to 90% of our distributions on our common shares in our common shares in lieu of paying distributions entirely in cash. Although we reserve the right to utilize this procedure in the future, we currently have no intent to do so. In the event that we pay a portion of a distribution in our common shares, taxable U.S. shareholders would be required to pay tax on the entire amount of the distribution, including the portion paid in common shares, in which case such shareholders might have to pay the tax using cash from other sources. If a U.S. shareholder sells the shares it receives as a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our shares at the time of the sale.
Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in shares. In addition, if a significant number of our shareholders sell our common shares in order to pay taxes owed on distributions, such sales would put downward pressure on the market price of our common shares.
The decision to declare and pay distributions on our common shares in the future, as well as the timing, amount and composition of any such future distributions, will be at the sole discretion of our Board and will depend on our earnings, cash flow, liquidity, financial condition, capital requirements, contractual prohibitions or other limitations under our indebtedness and preferred shares, the annual distribution requirements under the REIT provisions of the Code, state law and such other factors as our Board deems relevant. While the statements above concerning the remaining distributions for 2009 are our current expectation, the actual distribution payable will be determined by our Board based upon the circumstances at the time of declaration and the actual distribution payable may vary from such expected amounts. Any change in our distribution policy could have a material adverse effect on the market price of our common shares.
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
Date: May 7, 2009

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