Form 10-Q
period 2009-06-30
PROLOGIS
filed 2009-08-04
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐      No ☑
The number of shares outstanding of the Registrant’s common shares as of July 31, 2009 was 442,798,200.

PROLOGIS
INDEX

Page
Number(s)
PART I. Financial Information
Item 1. Financial Statements:
Consolidated Balance Sheets — June 30, 2009 and December 31, 2008	3
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2009 and 2008	4
Consolidated Statement of Equity and Comprehensive Income (Loss) — Six Months Ended June 30, 2009	5
Consolidated Statements of Cash Flows — Six Months Ended June 30, 2009 and 2008	6
Notes to Consolidated Financial Statements	7
Report of Independent Registered Public Accounting Firm	28
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3. Quantitative and Qualitative Disclosures About Market Risk	50
Item 4. Controls and Procedures	51
PART II. Other Information
Item 1. Legal Proceedings	52
Item 1A. Risk Factors	52
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3. Defaults Upon Senior Securities	52
Item 4. Submission of Matters to a Vote of Security Holders	53
Item 5. Other Information	53
Item 6. Exhibits	53
EX-12.1
EX-12.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.

Item 1.	Financial Statements
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Real estate	$15,471,139	$15,725,272
Less accumulated depreciation	1,545,883	1,583,299

	13,925,256	14,141,973
Investments in and advances to unconsolidated investees	1,997,597	2,269,993
Cash and cash equivalents	74,183	174,636
Accounts and notes receivable	153,922	244,778
Other assets	1,043,889	1,126,993
Discontinued operations — assets held for sale	—	1,310,754

Total assets	$17,194,847	$19,269,127

LIABILITIES AND EQUITY
Liabilities:
Debt	$7,886,025	$10,711,368
Accounts payable and accrued expenses	544,846	658,868
Other liabilities	654,342	751,238
Discontinued operations — assets held for sale	—	389,884

Total liabilities	9,085,213	12,511,358

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2009 and December 31, 2008	125,000	125,000
Common Shares; $0.01 par value; 442,779 shares issued and outstanding at June 30, 2009 and 267,005 shares issued and outstanding at December 31, 2008	4,428	2,670
Additional paid-in capital	8,193,881	7,070,108
Accumulated other comprehensive loss	(84,055)	(29,374)
Distributions in excess of net earnings	(375,783)	(655,513)

Total ProLogis shareholders’ equity	8,088,471	6,737,891
Noncontrolling interests	21,163	19,878

Total equity	8,109,634	6,757,769

Total liabilities and equity	$17,194,847	$19,269,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$229,819	$238,207	$450,434	$483,347
Property management and other fees and incentives	31,774	32,580	65,408	62,070
CDFS disposition proceeds:
Developed and repositioned properties	—	1,136,655	180,237	2,400,068
Acquired property portfolios	—	79,843	—	163,175
Development management and other income	1,823	3,361	4,584	10,494

Total revenues	263,416	1,490,646	700,663	3,119,154

Expenses:
Rental expenses	70,716	72,758	139,375	151,280
Investment management expenses	10,819	12,177	21,395	24,962
Cost of CDFS dispositions:
Developed and repositioned properties	—	936,999	—	1,922,432
Acquired property portfolios	—	79,843	—	163,175
General and administrative	41,450	49,004	89,693	93,712
Reduction in workforce	6,868	—	11,330	—
Impairment of real estate properties	84,218	—	84,218	—
Depreciation and amortization	77,973	76,686	153,759	146,813
Other expenses	4,584	4,693	11,003	7,163

Total expenses	296,628	1,232,160	510,773	2,509,537

Operating income (loss)	(33,212)	258,486	189,890	609,617

Other income (expense):
Earnings from unconsolidated property funds, net	17,398	36,553	19,496	17,986
Earnings from other unconsolidated investees, net	1,342	5,251	3,543	7,221
Interest expense	(83,049)	(94,835)	(175,981)	(190,462)
Interest and other income, net	859	8,395	4,175	13,128
Net gains on dispositions of real estate properties	7,904	4,664	8,792	4,664
Foreign currency exchange gains (losses), net	(9,025)	12,949	21,512	(22,904)
Gain on early extinguishment of debt	143,280	—	161,208	—

Total other income (expense)	78,709	(27,023)	42,745	(170,367)

Earnings before income taxes	45,497	231,463	232,635	439,250
Current income tax expense	12,577	12,374	34,766	36,779
Deferred income tax expense (benefit)	(8,771)	6,197	(15,599)	8,697

Total income taxes	3,806	18,571	19,167	45,476

Earnings from continuing operations	41,691	212,892	213,468	393,774

Discontinued operations:
Income (loss) attributable to disposed properties, net	6,824	(2,939)	17,332	3,262
Net gain related to disposed assets — China operations	—	—	3,315	—
Net gains on dispositions:
Non-development properties	185,521	1,856	185,521	5,669
Development properties and land subject to ground leases	11,692	1,994	11,503	2,124

Total discontinued operations	204,037	911	217,671	11,055

Consolidated net earnings	245,728	213,803	431,139	404,829
Net earnings attributable to noncontrolling interests	(494)	(1,087)	(804)	(2,238)

Net earnings attributable to controlling interests	245,234	212,716	430,335	402,591
Less preferred share dividends	6,369	6,384	12,738	12,738

Net earnings attributable to common shares	$238,865	$206,332	$417,597	$389,853

Weighted average common shares outstanding — Basic	406,539	262,715	342,183	260,827

Weighted average common shares outstanding — Diluted	409,504	272,317	345,106	270,370

Net earnings per share attributable to common shares — Basic:
Continuing operations	$0.09	$0.79	$0.58	$1.45
Discontinued operations	0.50	—	0.64	0.04

Net earnings per share attributable to common shares — Basic	$0.59	$0.79	$1.22	$1.49

Net earnings per share attributable to common shares — Diluted:
Continuing operations	$0.08	$0.76	$0.58	$1.41
Discontinued operations	0.50	—	0.63	0.04

Net earnings per share attributable to common shares — Diluted	$0.58	$0.76	$1.21	$1.45

Distributions per common share	$0.15	$0.5175	$0.40	$1.035

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENT OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended June 30, 2009
(Unaudited)
(In thousands)

		Common Stock			Accumulated	Distributions
		Number		Additional	Other	in Excess of
	Preferred	of		Paid-in	Comprehensive	Net	Noncontrolling
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balance as of January 1, 2009	$350,000	267,005	$2,670	$7,070,108	$(29,374)	$(655,513)	$19,878	$6,757,769
Consolidated net earnings	—	—	—	—	—	430,335	804	431,139
Foreign currency translation gains (losses), net	—	—	—	—	(67,198)	—	1,206	(65,992)
Unrealized gains/amortization on derivative contracts, net	—	—	—	—	12,517	—	—	12,517
Issuances of common shares in Equity Offering	—	174,800	1,748	1,105,272	—	—	—	1,107,020
Issuances of common shares under common share plans	—	974	10	2,522	—	—	—	2,532
Change in receivable from timing differences on equity transactions	—	—	—	(14)	—	—	—	(14)
Cost of share-based compensation awards	—	—	—	15,993	—	—	—	15,993
Distributions	—	—	—	—	—	(150,605)	(725)	(151,330)

Balance as of June 30, 2009	$350,000	442,779	$4,428	$8,193,881	$(84,055)	$(375,783)	$21,163	$8,109,634

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net earnings	$430,335	$402,591
Adjustments to reconcile net earnings to net cash provided by operating activities:
Noncontrolling interest share in earnings	948	(3,479)
Straight-lined rents	(19,372)	(15,900)
Cost of share-based compensation awards	12,901	17,599
Depreciation and amortization	161,893	162,599
Equity in earnings from unconsolidated investees	(23,841)	(14,380)
Changes in operating receivables and distributions from unconsolidated investees	32,286	48,443
Amortization of deferred loan costs	6,249	5,722
Amortization of debt discount, net	35,343	26,982
Impairment of real estate properties	84,218	—
Gains on dispositions of assets included in discontinued operations	(200,339)	(7,793)
Gains recognized on disposition of investments in Japan property funds	(180,237)	—
Gains recognized on property dispositions, net	(8,792)	(4,664)
Gain on early extinguishment of debt	(161,208)	—
Unrealized foreign currency exchange (gains) losses, net	(43,837)	20,801
Deferred income tax (benefit) expense	(15,611)	8,736
Decrease (increase) in accounts and notes receivable and other assets	70,492	(29,817)
Decrease in accounts payable and accrued expenses and other liabilities	(40,470)	(81,145)

Net cash provided by operating activities	140,958	536,295

Investing activities:
Real estate investments	(853,039)	(3,019,054)
Tenant improvements and lease commissions on previously leased space	(24,533)	(27,777)
Non-development capital expenditures	(8,210)	(13,335)
Investments in and net advances to unconsolidated investees	(103,833)	(87,765)
Proceeds from disposition of investments in Japan property funds	500,000	—
Return of investment from unconsolidated investees	32,119	58,109
Proceeds from dispositions of real estate assets — China operations	845,468	—
Proceeds from dispositions of real estate assets	959,914	2,496,653
Proceeds from repayment of notes receivable	8,222	1,290

Net cash provided by (used in) investing activities	1,356,108	(591,879)

Financing activities:
Proceeds from sales and issuances of common shares	1,155,536	215,105
Distributions paid on common shares	(133,292)	(277,583)
Dividends paid on preferred shares	(12,708)	(12,738)
Noncontrolling interest (distributions) contributions, net	(685)	27,502
Debt and equity issuance costs paid	(47,567)	(10,990)
Net (payments on) proceeds from credit facilities	(2,250,295)	52,607
Repurchase of senior notes	(640,167)	—
Proceeds from issuance of senior notes, secured and unsecured debt	390,952	1,144,112
Payments on senior notes, secured and unsecured debt and assessment bonds	(56,245)	(959,185)

Net cash (used in) provided by financing activities	(1,594,471)	178,830

Effect of foreign currency exchange rate changes on cash	(3,048)	690

Net (decrease) increase in cash and cash equivalents	(100,453)	123,936
Cash and cash equivalents, beginning of period	174,636	399,910

Cash and cash equivalents, end of period	$74,183	$523,846

See Note 11 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
Business. ProLogis, collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “ProLogis”), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial properties in North America, Europe and Asia. Through 2008, our business consisted of three reportable business segments: (i) direct owned; (ii) investment management; and (iii) CDFS business. Our direct owned segment represents the direct long-term ownership of industrial properties. Our investment management segment represents the long-term investment management of property funds and certain joint ventures and the properties they own. Our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were generally contributed to a property fund in which we had an ownership interest and managed, or sold to third parties. Changes in global economic conditions resulted in changes to our business strategy and, therefore, as of December 31, 2008, our business strategy no longer includes the CDFS business segment. See Note 10 for further discussion of our business segments.
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
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2009, our results of operations for the three and six months ended June 30, 2009 and 2008, and our cash flows for the six months ended June 30, 2009 and 2008 have been included. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements on August 4, 2009. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2008 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
Certain amounts included in the accompanying consolidated financial statements for 2008 have been restated due to the required retroactive application of a new accounting standard that we adopted as of January 1, 2009, as further discussed below. In addition, in 2009 we began reporting the direct costs associated with our investment management segment as Investment Management Expenses in our Consolidated Statements of Operations. These costs include the property-level management expenses associated with the properties owned by the unconsolidated investees (previously included in Rental Expenses) and the investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). Therefore, we have reclassified these expenses in 2008, as well as certain other 2008 amounts, to conform to the 2009 financial statement presentation.
Adoption of New Accounting Pronouncements. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles” (“ASC 105-10”) (the “Codification”). ASC 105-10 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. We have included the references to the Codification, as appropriate, in these consolidated financial statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We adopted the FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”) also known as ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination, as of January 1, 2009. The adoption of ASC 820 did not have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R “Business Combinations” also known as FASB ASC 805 “Business Combinations” (“ASC 805”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” also known as FASB ASC 810-10 “Consolidation” (“ASC 810-10”). ASC 805 and ASC 810-10 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. ASC 805 applies to business combinations occurring after the effective date, including any that existed at the effective date. ASC 805 broadens the scope of what qualifies as a business combination to include the acquisition of an operating property by us and our unconsolidated investees. Transaction costs related to the acquisition of a business that were previously capitalized are expensed under ASC 805. The transaction costs related to the acquisition of land and equity method investments continue to be capitalized. ASC 805 requires subsequent adjustments of tax uncertainties that occur after the purchase price allocation period to be recognized in earnings. Previously, these adjustments were recognized in the purchase price as an adjustment to goodwill. The initial adoption of ASC 805, as of January 1, 2009, did not have a material impact on our financial position or results of operations. The adoption of ASC 810-10, as of January 1, 2009 changed the classification and reporting of our noncontrolling interests (previously referred to as minority interests). The provisions of both ASC 805 and ASC 810-10 may have a more significant impact on our consolidated financial statements in the future depending on our acquisition activity and any potential changes to our tax uncertainties.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” also known as FASB ASC 815-10-65 “Derivatives and Hedging” (“ASC 815-10-65”). ASC 815-10-65 requires enhanced disclosures related to derivative instruments and hedging activities. ASC 815-10-65 requires disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” also known as FASB ASC 815 Derivatives and Hedging”; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted the provisions of ASC 815-10-65 to be applied prospectively on January 1, 2009. As the standard only requires enhanced disclosures, the adoption of ASC 815-10-65 did not have a significant impact on our consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” also known as FASB ASC 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”), that requires separate accounting for the debt and equity components of convertible debt. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt (the first cash redemption date in 2012 and 2013 for our outstanding convertible notes) as additional non-cash interest expense. We adopted ASC 470-20 on January 1, 2009 on a retroactive basis to the convertible notes we issued in 2007 and 2008. As a result, we restated 2008 amounts to reflect the adjustments to debt and equity, as well as the additional interest expense. This restatement also impacted the interest we would have capitalized related to our development activities for both properties we currently own, as well as properties that were contributed or sold during the periods the convertible notes were outstanding.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following tables illustrate the impact of ASC 470-20 on our Consolidated Balance Sheet and Consolidated Statement of Operations for these periods (in thousands):

	As of December 31, 2008
		ASC 470-20
	As Reported	adjustments	As Restated
Consolidated Balance Sheet:
Real estate	$15,706,172	$19,100	$15,725,272
Other assets	$1,129,182	$(2,189)	$1,126,993
Debt	$11,007,636	$(296,268)	$10,711,368
Additional paid — in capital	$6,688,615	$381,493	$7,070,108
Distributions in excess of net earnings	$(587,199)	$(68,314)	$(655,513)

	For the Three Months Ended June 30, 2008
		ASC 470-20
	As Reported	adjustments	As Restated
			(before 2009 discontinued
			operations adjustment)
Consolidated Statement of Operations:
Total cost of CDFS dispositions	$1,016,453	$389	$1,016,842
Interest expense	$84,136	$10,671	$94,807
Net earnings attributable to controlling interests	$223,776	$(11,060)	$212,716

Net earnings per share attributable to common shares — Basic	$0.83	$(0.04)	$0.79
Net earnings per share attributable to common shares — Diluted	$0.80	$(0.04)	$0.76

	For the Six Months Ended June 30, 2008
		ASC 470-20
	As Reported	adjustments	As Restated
			(before 2009 discontinued
			operations adjustment)
Consolidated Statement of Operations:
Total cost of CDFS dispositions	$2,085,092	$515	$2,085,607
Interest expense	$169,260	$21,029	$190,289
Net earnings attributable to controlling interests	$424,135	$(21,544)	$402,591

Net earnings per share attributable to common shares — Basic	$1.58	$(0.09)	$1.49
Net earnings per share attributable to common shares — Diluted	$1.53	$(0.08)	$1.45
See Note 6 for additional information on our convertible notes.
In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, also known as FASB ASC 825-10 “Financial Instruments” (“ASC 825-10”). ASC 825-10 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods. These disclosures were previously only required in annual financial statements. The adoption of ASC 825-10 for the quarter-ended June 30, 2009 did not have a material impact on our consolidated financial statements as this only requires additional disclosures.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, also known as FASB ASC 855-10 “Subsequent Events” (“ASC 855-10”), which is effective for interim and annual periods ending after June 15, 2009. ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855-10 did not have a material impact on our consolidated financial statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which will be effective for us on January 1, 2010. SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a reporting entity evaluates whether an entity is considered the primary beneficiary of a variable interest entity (“VIE”) and is therefore required to consolidate such VIE. SFAS 167 will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. We are currently evaluating the impact that SFAS 167 will have on our financial position and results of operations upon adoption.
2. Sale of China Operations and Property Fund Interest in Japan
On February 9, 2009, we sold our operations in China and our property fund interests in Japan to affiliates of GIC Real Estate, the real estate investment company of the Government of Singapore Investment Corporation (“GIC RE”), for total cash consideration of $1.3 billion ($845.5 million related to China and $500.0 million related to the Japan investments). We used these proceeds primarily to pay down borrowings on our credit facilities.
All of the assets and liabilities associated with our China operations were classified as Discontinued Operations — Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2008, at which time we recognized an impairment of $198.2 million based on the carrying values of these assets and liabilities, as compared with the estimated sales proceeds less costs to sell. In connection with the sale in the first quarter of 2009, we recognized a $3.3 million gain. The results of our China operations are presented as discontinued operations in our accompanying Consolidated Statements of Operations for all periods.
In connection with the sale of our investments in the Japan property funds, we recognized a net gain of $180.2 million. The gain is reflected as CDFS Proceeds in our Consolidated Statements of Operations, as it represents the recognition of previously deferred gains on the contribution of properties to these property funds based on our ownership interest in the property funds at the time of original contribution. We also recognized $20.5 million in current income tax expense related to a portion of the transaction.
In addition, as part of this transaction, we entered into an agreement to sell one property in Japan to GIC RE. Therefore, this property was classified as held for sale as of December 31, 2008, along with borrowings of $108.6 million under our credit facilities, and its operations have been included in discontinued operations for all periods presented in our accompanying Consolidated Statements of Operations. In April 2009, we sold the Japan property for proceeds of $128.1 million, resulting in a gain of $13.1 million. See Note 5 for detail of all amounts included in discontinued operations.
3. Real Estate:
Real estate assets are presented at cost, and consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Industrial properties (1):
Improved land	$2,575,272	$2,413,840
Buildings and improvements	8,844,911	8,542,116
Retail and mixed use properties (2):
Improved land	83,401	81,117
Buildings and improvements	303,539	277,875
Properties under development, including cost of land (3)	281,007	1,181,344
Land held for development (4)	2,710,867	2,482,582
Land subject to ground leases and other	416,028	425,001
Other investments (5)	256,114	321,397

Total real estate assets	15,471,139	15,725,272
Less accumulated depreciation	1,545,883	1,583,299

Net real estate assets	$13,925,256	$14,141,973

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	At June 30, 2009 and December 31, 2008, we had 1,211 and 1,297 distribution properties consisting of 195.3 million square feet and 195.7 million square feet, respectively. This includes operating properties we developed with the intent to contribute to an unconsolidated property fund that we previously referred to as our CDFS properties. Beginning December 31, 2008, we now intend to generally hold these properties and we refer to them as our completed development properties (see Note 1 and Note 10 for information about changes to our segments).

(2)	At June 30, 2009 and December 31, 2008, we had 35 and 34 retail properties consisting of 1.5 million square feet and 1.4 million square feet, respectively. Amounts include two office properties with aggregate cost of $37.8 million at June 30, 2009 and one office property with a cost of $7.9 million at December 31, 2008.

(3)	Properties under development consisted of 11 properties aggregating 3.7 million square feet at June 30, 2009 and 65 properties aggregating 19.8 million square feet at December 31, 2008. Our total expected investment upon completion of the properties under development at June 30, 2009 was $395.8 million, including development and leasing costs.

(4)	Land held for development consisted of 10,482 acres and 10,134 acres at June 30, 2009 and December 31, 2008, respectively.

(5)	Other investments include: (i) certain infrastructure costs related to projects we are developing on behalf of others; (ii) costs incurred related to future development projects, including purchase options on land; (iii) costs related to our corporate office buildings, which we occupy; (iv) earnest money deposits associated with potential acquisitions; and (v) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties.
At June 30, 2009, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden, and the United Kingdom) and Asia (Japan and South Korea).
During the six months ended June 30, 2009, we recognized net gains of $8.8 million related to the sale of land parcels ($1.7 million gain), the contribution of properties ($1.3 million loss) and the recognition of previously deferred gains from ProLogis European Properties (“PEPR”) and ProLogis Korea Fund on properties they sold to third parties ($8.4 million in gains). This activity includes the contribution of 20 development properties aggregating 4.1 million square feet to ProLogis European Properties Fund II (“PEPF II”) for total cash proceeds of $280.6 million. If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property fund until the property is sold to a third party. If we realize a loss on contribution, we recognize the full amount of the impairment as soon as it is known. Due to our continuing involvement through our ownership in the property fund, these dispositions are not included in discontinued operations. As discussed earlier, in 2008, contribution activity was reported as CDFS Proceeds and Cost of CDFS Dispositions within our CDFS business segment. See Note 5 for further discussion of properties we sold to third parties that are reported in discontinued operations.
During the second quarter of 2009, we recorded impairment charges of $84.2 million related primarily to completed development properties in Europe and Mexico that we expect to contribute to the unconsolidated property funds. The charges represent the difference between the estimated proceeds from disposition and our cost basis at the time of contribution and are due to our current intent to contribute these properties. We estimated the proceeds from contribution of these properties based on the future net rental income of the property and the expected market capitalization rates or on third party appraisals. In the case of properties to be contributed to PEPF II, we further adjusted the capitalization rates based on our contribution agreement with PEPF II, which was modified during the fourth quarter of 2008. To determine the contribution value for 2009 contributions, after the capitalization rate is determined based on a third party appraisal, a margin of 0.25 to 0.75 percentage points is added depending on the quarter contributed. This modification was made due to the belief that appraisals were lagging true market conditions. The agreement provides for an adjustment in our favor if the appraised values at the end of 2010 are higher than those used to determine contribution values. These properties do not meet the criteria to be classified as Held for Sale at June 30, 2009.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The estimate of proceeds from disposition is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business and represents primarily Level 3 input, as discussed in Note 9. However assumptions and estimates about future rental income, market capitalization rates and the timing of the contribution are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that may occur in the future could impact these assumptions and result in additional impairment charges of these or other real estate properties.
4. Unconsolidated Investees:
Summary of Investments
Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	June 30,	December 31,
	2009	2008
Property funds	$1,670,608	$1,957,977
Other investees	326,989	312,016

Totals	$1,997,597	$2,269,993

Property Funds
We have investments in several property funds that own portfolios of operating industrial properties. Many of these properties were originally developed by ProLogis and contributed to these property funds, although certain of the property funds have also acquired properties from third parties. When we contribute a property to a property fund, we may receive ownership interests as part of the proceeds generated by the contribution. We earn fees for acting as manager of the property funds and the properties they own. We may earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.
Summarized information regarding our proportionate share of net earnings or loss and fees and incentives related to our investments in property funds is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Earnings (loss) from unconsolidated property funds:
North America	$9,495	$10,859	$953	$(6,236)
Europe	7,201	5,940	15,075	9,730
Asia	702	19,754	3,468	14,492

Total earnings from unconsolidated property funds	$17,398	$36,553	$19,496	$17,986

Property management and other fees and incentives:
North America	$15,325	$15,523	$30,795	$29,311
Europe	12,282	12,878	24,732	24,776
Asia	332	4,179	2,175	7,983

Total property management and other fees and incentives	$27,939	$32,580	$57,702	$62,070

We also earned property management fees from joint ventures and other entities of $3.8 million and $7.7 million during the three and six months ended June 30, 2009, respectively. This includes fees earned from the Japan property funds after February 2009, which is the date we sold our investments in the funds.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	June 30,	December 31,	June 30,	December 31,
Property Fund	2009	2008	2009	2008
ProLogis California	50.0%	50.0%	$110,086	$102,685
ProLogis North American Properties Fund I	41.3%	41.3%	23,625	25,018
ProLogis North American Properties Fund VI	20.0%	20.0%	34,760	35,659
ProLogis North American Properties Fund VII	20.0%	20.0%	32,556	32,679
ProLogis North American Properties Fund VIII	20.0%	20.0%	12,868	13,281
ProLogis North American Properties Fund IX	20.0%	20.0%	13,036	13,375
ProLogis North American Properties Fund X	20.0%	20.0%	15,231	15,567
ProLogis North American Properties Fund XI	20.0%	20.0%	30,123	28,322
ProLogis North American Industrial Fund	23.0%	23.1%	192,398	191,088
ProLogis North American Industrial Fund II (1)	36.9%	36.9%	263,796	265,575
ProLogis North American Industrial Fund III	20.0%	20.0%	144,968	122,148
ProLogis Mexico Industrial Fund	24.2%	24.2%	91,191	96,320
ProLogis European Properties (“PEPR”)	24.8%	24.9%	312,711	321,984
ProLogis European Properties Fund II (“PEPF II”) (2)	33.3%	36.9%	372,056	312,600
ProLogis Korea Fund	20.0%	20.0%	21,203	21,867
ProLogis Japan Property Funds (3)	—	20.0%	—	359,809

Totals			$1,670,608	$1,957,977

(1)	On July 1, 2009, we and our fund partner amended a loan agreement and the governing documents of this property fund. The property fund extended the term of a $411.3 million loan payable to an affiliate of our fund partner, which was scheduled to mature in July 2009, until 2014 with an option for an additional extension until 2016. As part of the restructuring, we made an $85 million cash capital contribution to the property fund and we may be required to make an additional cash contribution of up to $25 million for the repayment of debt or other obligations. In addition, we pledged properties we own directly, valued at approximately $250 million, to serve as additional collateral on the $411.3 million loan. As a result, we are entitled to receive a 10% preferred distribution on all new contributions paid out of operating cash flow prior to other distributions. Upon liquidation of the property fund, we are entitled to receive a 10% preferred return per annum on our initial equity investment and the return of our total investment prior to any other distributions. Our ownership interest remains unchanged.

(2)	During 2008, PEPR owned approximately 30% of PEPF II. In December 2008, we purchased a 20% ownership interest in PEPF II from PEPR. In February 2009, PEPR sold its remaining 10% interest in PEPF II.

(3)	On February 9, 2009, we sold our interests in the Japan property funds resulting in the recognition of a gain of $180.2 million and current income tax expense of $20.5 million (see Note 2).
Several property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through property fund contributions or cash. Our fund partners fulfill the commitment with cash. To the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the property fund. During the six months ended June 30, 2009, we made a cash contribution of $64.6 million (in respect of our 20% ownership interest that we acquired from PEPR in December 2008) in connection with the contribution of 20 properties to PEPF II and $5.2 million for the repayment of debt by ProLogis North American Industrial Fund. In addition, during the second quarter, we made a cash capital contribution of $2.9 million to ProLogis North American Properties Fund XI for the repayment of debt.
Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2009
	North
	America	Europe	Asia	Total
For the three months ended June 30, 2009:
Revenues	$217.7	$177.9	$2.7	$398.3
Net earnings (1)(2)	$13.4	$17.9	$3.5	$34.8
For the six months ended June 30, 2009:
Revenues	$436.5	$344.5	$35.6	$816.6
Net earnings (loss) (1)(2)	$(18.7)	$36.7	$14.5	$32.5
As of June 30, 2009:
Total assets	$9,888.5	$8,530.7	$145.1	$18,564.3
Amounts due to us (3)	$49.4	$24.9	$0.2	$74.5
Third party debt (4)	$5,618.5	$4,141.5	$43.7	$9,803.7
Total liabilities	$5,917.8	$4,996.6	$48.1	$10,962.5
Noncontrolling interest	$1.4	$13.9	$—	$15.3
Fund partners’ equity	$3,969.3	$3,520.2	$97.1	$7,586.6
Our weighted average ownership (5)	27.5%	28.9%	20.0%	28.1%
Our investment balance (1)(6)	$964.6	$684.8	$21.2	$1,670.6
Deferred gains, net of amortization (7)	$244.0	$295.2	$—	$539.2

	2008
	North
	America	Europe	Asia	Total
For the three months ended June 30, 2008:
Revenues	$206.2	$166.1	$70.1	$442.4
Net earnings (1)	$17.8	$21.1	$92.6	$131.5
For the six months ended June 30, 2008:
Revenues	$406.2	$308.6	$135.2	$850.0
Net earnings (loss) (1)	$(41.5)	$27.2	$59.9	$45.6
As of December 31, 2008:
Total assets	$9,979.2	$8,982.9	$5,821.6	$24,783.7
Amounts due to us	$30.2	$22.4	$147.4	$200.0
Third party debt (4)	$5,726.0	$4,829.9	$2,906.5	$13,462.4
Total liabilities	$5,985.4	$5,581.1	$3,855.1	$15,421.6
Noncontrolling interest	$10.7	$19.8	$—	$30.5
Fund partners’ equity	$3,983.1	$3,382.0	$1,966.5	$9,331.6
Our weighted average ownership (5)	27.5%	30.2%	20.0%	26.9%
Our investment balance (1)(6)	$941.7	$634.6	$381.7	$1,958.0
Deferred gains, net of amortization (7)	$246.7	$299.0	$163.3	$709.0

(1)	In North America, certain property funds are or have been a party to interest rate swap contracts that were initially designated as cash flow hedges and used to mitigate interest expense volatility associated with movements of interest rates in future debt issuances. Certain of these derivative contracts no longer meet the requirements for hedge accounting and, therefore, the changes in fair value of these contracts are recorded through earnings, along with the gain or loss on settlement of the contracts.

In Japan, each of the property funds were party to interest rate swap contracts that did not qualify for hedge accounting and all of the change in value was recorded through earnings.

The following table represents the gain (loss) recognized by the property funds, on a combined basis, related to derivative activity (in thousands).

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
North America property funds	$13,343	$17,976	$(13,045)	$(40,175)
Japan property funds	—	71,747	—	20,063

Total gain (loss) related to derivative activity	$13,343	$89,723	$(13,045)	$(20,112)

Our proportionate share of earnings (loss) from unconsolidated property funds derivative activity	$4,920	$20,977	$(4,810)	$(10,642)

As of June 30, 2009, ProLogis North American Industrial Fund II had outstanding interest rate swap contracts, with notional amounts aggregating $223.2 million resulting in a liability at fair value of $29.9 million and swap rates ranging from 5.73% to 5.83%.

(2)	In June 2009, PEPR sold 10 properties that resulted in a loss of $19.3 million.

(3)	During the first quarter of 2009, we and our fund partner each loaned $25.4 million to ProLogis North American Industrial Fund III that was used to repay maturing debt of the property fund. These notes will be paid with operating cash flow, mature at dissolution of the property fund and bear interest at LIBOR plus 8%. As of June 30, 2009, the outstanding balance was $24.3 million. In addition, as of June 30, 2009 and December 31, 2008, ProLogis Mexico Industrial Fund had a note payable to us for $14.3 million and $15.2 million, respectively. The remaining amounts represent current balances from services provided.

(4)	As of June 30, 2009 and December 31, 2008, we had not guaranteed any of the third party debt of the property funds. As of July 1, 2009, in connection with the restructuring and amendment of the partnership and loan agreements discussed earlier, we pledged properties we own, valued at approximately $250 million, to serve as additional collateral for the $411.3 million loan of ProLogis North American Industrial Fund II payable to an affiliate of our fund partner.

(5)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(6)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other unconsolidated investees
At June 30, 2009, we had investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and own office properties. The amounts we have recognized as our proportionate share of the earnings (loss) from our investments in these investees are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
North America	$604	$5,624	$2,588	$7,888
Europe	738	(373)	955	(667)

Total earnings from other unconsolidated investees	$1,342	$5,251	$3,543	$7,221

     Our investments in and advances to these entities are as follows (in thousands):

	June 30,	December 31,
	2009	2008
North America	$148,648	$150,963
Europe (1)	178,341	161,053

Total	$326,989	$312,016

(1)	Included in this balance is $136.8 million, representing our 25% investment in and advances to a joint venture that develops retail and mixed use properties. In light of the current environment, we have been evaluating our options associated with this investment. During the second quarter of 2009, the management of this company implemented a restructuring plan. The plan will include using the proceeds received from the orderly disposition of assets to repay debt and return capital to the equity investees. We believe that we will recover our investment based on the current plan, however, we will continue to monitor the progress in executing the plan and thereby our ability to realize our investment.
5. Assets Held for Sale and Discontinued Operations:
The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Operations for all periods presented, unless the property was developed under a pre-sale agreement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.
As discussed in Note 2, all of the assets and liabilities associated with our China operations were classified as held for sale in our accompanying Consolidated Balance Sheet as of December 31, 2008, as well as one property in Japan that we sold to GIC RE in April 2009.
During the first six months of 2009, other than our China operations, we disposed of 125 properties to third parties aggregating 13.1 million square feet, 3 of which were development properties. This includes a portfolio of 90 properties that were sold to a single venture and we will continue to act as property manager for the venture. During all of 2008, we disposed of 15 properties to third parties, 6 of which were development properties, as well as land subject to ground leases.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The income (loss) attributable to discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental revenue	$13,101	$24,294	$36,021	$48,630
Other income	—	13	93	37

Total revenues	13,101	24,307	36,114	48,667

Expenses:
Rental expenses	3,269	7,760	9,979	14,762
General and administrative	—	3,818	1,305	8,624
Depreciation and amortization	3,008	8,335	8,134	15,786
Other expenses	—	940	6	940

Total expenses	6,277	20,853	19,424	40,112

Operating income	6,824	3,454	16,690	8,555
Total other income, (expense) net	—	(12,065)	786	(11,010)
Noncontrolling interest share in (earnings) loss	—	5,672	(144)	5,717

Income (loss) attributable to assets held for sale and disposed properties	6,824	(2,939)	17,332	3,262
Net gain related to disposed assets— China operations	—	—	3,315	—
Net gains recognized on property dispositions	197,213	3,850	197,024	7,793

Total discontinued operations	$204,037	$911	$217,671	$11,055

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, excluding the China operations and including minor adjustments to previous dispositions (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of properties	125	2	125	5
Net proceeds from dispositions	$666,806	$29,390	$666,806	$66,500
Net gains from dispositions	$197,213	$3,850	$197,024	$7,793
6. Debt:
Our debt consisted of the following (dollars in thousands):

	June 30, 2009		December 31, 2008
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Global Line	0.88%	$247,397	2.38%	$2,617,764
Credit Facility	1.28%	606,864	2.81%	600,519
Senior and other notes	5.54%	3,601,639	5.60%	3,995,410
Convertible senior notes (1)	5.55%	2,164,500	5.56%	2,590,133
Secured debt	6.83%	1,238,488	6.79%	877,916
Assessment bonds	6.52%	27,137	6.55%	29,626

Totals	5.28%	$7,886,025	4.75%	$10,711,368

(1)	The weighted average interest rate reflects the effective rate after the adoption of ASC 470-20 (see Note 1 for more information on the adoption). The weighted coupon interest rate was 2.2% for both periods.
As of June 30, 2009, we were in compliance with all of our debt covenants.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
During 2009, in connection with our announced initiatives to reduce debt, we repurchased several series of notes outstanding at a discount, as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2009
Convertible Notes
Original principal amount	$473,057	$521,257
Cash purchase price	$313,256	$338,077
Senior Notes (1)
Original principal amount	$343,192	$343,192
Cash purchase price	$302,090	$302,090
Total
Original principal amount	$816,249	$864,449
Cash purchase price	$615,346	$640,167
Gain on Early Extinguishment of Debt (2)	$143,280	$161,208

(1)	Included in the three and six months ended June 30, 2009 is the repurchase of €97.7 million ($136.0 million) original principal amount of our Euro senior notes for €82.6 million ($115.1 million).

(2)	Although we reduced our debt obligations by $200.9 million and $224.3 million in the three months and six months ended June 30, 2009, respectively, the gain is calculated based on the recorded debt balance, net of the discount.
Unsecured Credit Facilities
At June 30, 2009, our credit facilities provided aggregate borrowing capacity of $4.3 billion. This includes our global line of credit, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, South Korean won and Canadian dollar (“Global Line”). This also includes a multi-currency credit facility that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling (“Credit Facility”) and a 13.4 million British pound sterling facility (“Sterling Facility”). The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (1.16% per annum at June 30, 2009 based on a weighted average using local currency rates).
The Global Line was scheduled to mature in October 2009. In July 2009, we exercised our option to extend the maturity to October 2010. We are currently in discussions with the lead banks to amend the Global Line with an overall commitment of $2.1 to $2.3 billion and extend the maturity to 2012.
The Credit Facility matures in October 2009 and we have a similar option to extend the maturity to October 2010, subject to certain customary conditions and the payment of an extension fee. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. We expect we will repay the Credit Facility with borrowings under the Global Line once it has been amended and extended or we may extend the Credit Facility.
During the first quarter of 2009, we reduced the commitment of the Sterling Facility, which matures December 31, 2009, to the balance of the outstanding letters of credit.
As of June 30, 2009, under these facilities, we had outstanding borrowings of $854.3 million and letters of credit of $127.7 million, resulting in remaining borrowing capacity of approximately $3.3 billion, which we expect to be reduced as discussed above.
Convertible Notes
We issued three series of convertible senior notes in 2007 and 2008 and refer to them in the aggregate as “Convertible Notes”. The Convertible Notes are senior obligations of ProLogis and are convertible, under certain

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a conversion rate per $1,000 of principal amount of the notes of 13.1614 shares for the March 2007 issuance, 12.2926 shares for the November 2007 issuance and 13.1203 shares for the May 2008 issuance. The initial conversion price ($76.58 for the March 2007 issuance, $82.00 for the November 2007 issuance and $76.22 for the May 2008 issuance) represented a premium of approximately 20% over the closing price of our common shares at the date of first sale and is subject to adjustment under certain circumstances. The Convertible Notes, issued in 2007 and 2008, are redeemable at our option beginning in 2012 and 2013, respectively, for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes for cash on specific dates approximately every five years beginning in 2012 and 2013 and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2012 and 2013 in the schedule of debt maturities below based on the first redemption date and we will amortize the discount through these dates.
While we have the legal right to settle the conversion in either cash or shares, we intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the current conversion rates, 30.8 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. If the Conversion Spread becomes dilutive to our earnings per share, (i.e., if our share price exceeds $75.98 for the March 2007 issuance, $81.35 for the November 2007 issuance and $76.22 for the May 2008 issuance) we will include the shares in our computation of diluted earnings per share.
After the adoption of ASC 470-20, as discussed in Note 1, below is the detail related to the Convertible Notes (in thousands):

	June 30, 2009	December 31, 2008
Principal amount	$2,399,243	$2,920,500
Discount	(234,743)	(330,367)

Net carrying balance	$2,164,500	$2,590,133

Additional paid-in capital — conversion option	$381,493	$381,493
Interest expense related to the Convertible Notes includes the following components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Coupon rate	$14,156	$14,351	$30,049	$26,634
Amortization of discount	17,978	18,006	38,161	33,837
Amortization of deferred loan costs	833	843	1,815	1,493

Interest expense	$32,967	$33,200	$70,025	$61,964

Effective interest rate	5.54%	5.83%	5.55%	5.46%
Secured Debt
During the second quarter of 2009, we issued $391.7 million in secured debt including $101.8 million at 6.5% due July 2014, $245.5 million at 7.55% due July 2019 and a ¥4.3 billion TMK bond ($44.4 million at June 30, 2009) at 4.09% (effective fixed rate including interest rate swap contract) that matures in June 2012. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. These financings are secured by 65 real estate properties with an aggregate undepreciated cost of $1.2 billion at June 30, 2009.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Long-Term Debt Maturities
Principal payments due on our debt, excluding the Global Line and Credit Facility, for the remainder of 2009 and for each of the years in the five-year period ending December 31, 2014 and thereafter are as follows (in thousands):

2009 (1)	$282,656
2010 (1)	249,712
2011 (1)	401,374
2012 (2)	1,701,170
2013	1,615,333
2014 (2)(3)	167,797
Thereafter	2,822,762

Total principal due	7,240,804
Less: discount, net	209,040

Net carrying balance	$7,031,764

(1)	We expect to repay the amounts maturing in 2009 with borrowings under our credit facilities and the amounts maturing in 2010 and 2011 with borrowings under our Global Line or with proceeds from the issuance of debt or equity securities, depending on market conditions.

(2)	The maturities in 2012 and 2013 include the aggregate principal amounts of convertible notes of $1,122.5 million and $1,276.8 million, respectively, based on the year in which the holders first have the right to require us to repurchase their notes.

(3)	The November 2007 issuance of convertible notes is included as a 2013 maturity since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.
7. Long-Term Compensation:
Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. The full value awards include restricted share units (“RSUs”), contingent performance shares (“CPSs”) and performance share awards (“PSAs”).
Summary of Activity
The activity for the six months ended June 30, 2009, with respect to our share options, is as follows:

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2008	7,779,747	$31.76	5,526,718
Granted	—	—
Exercised	—	—
Forfeited	(500,190)	40.19

Balance at June 30, 2009	7,279,557	$31.17	5,175,293

The activity for the six months ended June 30, 2009, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested
Balance at December 31, 2008	3,381,009
Granted	1,816,770
Exercised	(772,665)
Forfeited	(228,472)

Balance at June 30, 2009	4,196,642	$20.66	150,791

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In 2009, we granted 829,571 PSAs to certain employees of the company that vest over three years and will be earned based on the attainment of certain individual and company goals for 2009. The ultimate number of shares to be issued may vary from 50 — 150% of the award.
8. Earnings Per Common Share:
We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.
The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings attributable to common shares	$238,865	$206,332	$417,597	$389,853
Noncontrolling interests attributable to convertible limited partnership units	494	1,087	804	2,238

Adjusted net earnings attributable to common shares	$239,359	$207,419	$418,401	$392,091

Weighted average common shares outstanding — Basic	406,539	262,715	342,183	260,827
Incremental weighted average effect of conversion of limited partnership units	1,235	5,053	1,235	5,053
Incremental weighted average effect of share awards (1)	1,730	4,549	1,688	4,490

Weighted average common shares outstanding — Diluted	409,504	272,317	345,106	270,370

Net earnings per share attributable to common shares — Basic	$0.59	$0.79	$1.22	$1.49

Net earnings per share attributable to common shares — Diluted	$0.58	$0.76	$1.21	$1.45

(1)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 12,147 and 10,276 for the three months ended June 30, 2009 and 2008, respectively and 12,101 and 10,453 for the six months ended June 30, 2009 and 2008, respectively. Of the potentially dilutive instruments, 8,252 were anti-dilutive for the three months ended June 30, 2009 while substantially all were dilutive for the three months ended June 30, 2008, and 8,699 were anti-dilutive for six months ended June 30, 2009 while substantially all were dilutive for the six months ended June 30, 2008.

On April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share (“Equity Offering”). We received net proceeds of $1.1 billion that were used to repay borrowings under our credit facilities.
9.	Financial Instruments:
Derivative Financial Instruments
We use derivative financial instruments to manage our risk associated with interest and foreign currency exchange rate fluctuations on existing or anticipated obligations and transactions. We do not use derivative financial instruments for trading purposes.
Depending on the transaction involved, we generally use three types of derivative financial instruments to mitigate these risks:

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
•	Foreign currency forwards — we may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in foreign currency exchange gains (losses), net. For contracts associated with intercompany loans, the impact on earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans.
•	Interest Rate Swaps — we may use interest rate swap agreements to assist in managing the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified to interest expense over the corresponding period of the hedged item. Losses on the derivative representing hedge ineffectiveness are recognized in interest expense at the time the ineffectiveness occurred.
•	Foreign currency put options — we may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. These contracts are marked-to-market through earnings in foreign currency exchange gains (losses), net, as they do not qualify for hedge accounting treatment.
The following table summarizes the activity in our derivative instruments (in millions):

	For the Six Months Ended June 30,
	2009		2008
	Foreign	Interest	Foreign	Interest
	Currency	Rate	Currency	Rate
	Forwards (1)	Swaps (2)	Forwards (1)	Swaps (3)
Notional amounts at January 1	$—	$—	$360.7	$—
New contracts	351.7	44.6	—	250.0
Matured or expired contracts	(351.7)	—	(360.7)	(250.0)

Notional amounts at June 30	$—	$44.6	$—	$—

(1)	During the first half of 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investment in the Japan property funds and recognized losses of $5.7 million. During the first half of 2008, we recognized net losses of $3.2 million associated with forward contracts on certain intercompany loans. These losses are included in Foreign Currency Exchange Gains (Losses), Net, in our Consolidated Statements of Operations.

(2)	In June 2009, we entered into an interest rate swap contract to fix the interest rate on a new three-year term variable rate debt issuance (¥4.3 billion). We designated this contract as a cash flow hedge and it qualifies for hedge accounting treatment.

(3)	During the first half of 2008, in connection with the issuance of notes, we entered into and unwound interest rate swap contracts and recognized a decrease in value of $3.3 million in Accumulated Other Comprehensive Income in ProLogis Shareholders’ Equity on our Consolidated Balance Sheet and began amortizing as an increase to interest expense as interest payments are made on the related notes.

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
At June 30, 2009 and December 31, 2008, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments, the recent acquisition of these items or, in the case of notes receivable, adjustments to fair value made in connection with impairment charges recorded in 2008.
At June 30, 2009 and December 31, 2008, the fair value of our senior notes and convertible notes, have been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our credit facilities have been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured debt and assessment bonds that does not have current quoted market prices available have been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments are determined through widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2009 and December 31, 2008, as compared with those in effect when the debt was issued or acquired. In addition, based on debt market conditions as of June 30, 2009 and December 31, 2008, many of our public debt issuances are trading at a discount to par value. The senior notes and many of the issues of secured debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.
The following table reflects the carrying amounts and estimated fair values of our financial instruments (in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Debt:
Global Line and Credit Facility	$854,261	$848,604	$3,218,283	$3,175,128
Senior and other notes	3,601,639	3,019,297	3,995,410	2,284,892
Convertible senior notes	2,164,500	1,812,025	2,590,133	1,289,163
Secured debt	1,238,488	1,187,366	877,916	837,727
Assessment bonds	27,137	27,102	29,626	32,903

Total debt	$7,886,025	$6,894,394	$10,711,368	$7,619,813

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
10. Business Segments:
As discussed in Note 1, we modified our business strategy during the fourth quarter of 2008 to no longer focus on the CDFS business segment. We made contributions and dispositions of CDFS properties through December 2008 and have reported the results of operations of this activity within this business segment. As of December 31, 2008, we transferred all of the assets from the CDFS business segment into our two remaining segments. We now intend to principally hold the properties we had previously planned to contribute, and, therefore, we have transferred these assets to our direct owned segment. The investments we have in joint ventures have been transferred to our investment management segment. Our current segments are as follows:
•	Direct Owned — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development. In addition, in 2009, we also include the land we own and lease to customers under ground leases that was previously included in our other operating segments. Therefore, we have reclassified 2008 amounts to conform to the 2009 presentation.
•	Investment Management — representing the long-term investment management of property funds and industrial and retail joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any. We utilize our leasing and property management expertise to efficiently manage the properties and our unconsolidated investees, and we allocate the costs as Investment Management Expenses in this segment. Each investment in a property fund or joint venture is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Japan, through January 2009, and South Korea).
In addition, throughout 2008, we operated a third segment. As discussed above, due to changes in our business strategy, we no longer have a CDFS business segment in 2009, other than as discussed below for the sale of our investments in Japan.
•	CDFS business — primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we had an ownership interest and acted as manager, or sold to third parties. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Operations. In addition, we occasionally acquired a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Operations. During the period between the completion of development or acquisition of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses were included in the direct owned segment because the primary activity associated with the property during that period was leasing. Upon contribution or sale, the resulting gain or loss was included in the income of the CDFS business segment. The separate activities in this segment were considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. When a property that we originally contributed to a property fund was sold to a third party, we recognized any gain that was deferred due to our ownership interest in the property fund at the time of contribution as CDFS proceeds. In 2009, the only activity being reported in the CDFS segment is the gain on sale of our investments in the Japan property funds as it is essentially the recognition of gains from this segment that were deferred due to

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Direct Owned (1):
North America	$204,749	$207,604	$404,338	$414,249
Europe	15,742	24,750	30,892	60,102
Asia	11,151	9,214	19,788	19,490

Total direct owned segment	231,642	241,568	455,018	493,841

Investment management (2):
North America	25,027	29,037	33,182	25,838
Europe	19,878	17,923	40,187	32,727
Asia	4,627	23,933	12,731	22,475

Total investment management segment	49,532	70,893	86,100	81,040

CDFS business (3):
North America	—	351,359	—	584,301
Europe	—	583,038	—	1,391,704
Asia	—	282,101	180,237	587,238

Total CDFS business segment	—	1,216,498	180,237	2,563,243

Total segment revenues	281,174	1,528,959	721,355	3,138,124
Reconciling item (4)	(17,758)	(38,313)	(20,692)	(18,970)

Total revenues	$263,416	$1,490,646	$700,663	$3,119,154

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net operating income:
Direct owned operations (1)(5):
North America	$144,758	$144,018	$283,891	$286,528
Europe	4,105	13,024	8,472	34,025
Asia	7,594	7,189	12,508	15,075

Total direct owned segment	156,457	164,231	304,871	335,628

Investment management (2)(6):
North America	19,644	23,481	21,857	14,345
Europe	16,321	13,239	32,911	23,117
Asia	2,748	21,996	9,937	18,616

Total investment management segment	38,713	58,716	64,705	56,078

CDFS business (3):
North America	—	52,805	—	85,923
Europe	—	74,970	—	204,617
Asia	—	71,881	180,237	187,096

Total CDFS business segment	—	199,656	180,237	477,636

Total segment net operating income	195,170	422,603	549,813	869,342
Reconciling items:
Earnings from other unconsolidated investees, net	982	3,491	2,347	6,237
General and administrative expenses	(41,450)	(49,004)	(89,693)	(93,712)
Reduction in workforce	(6,868)	—	(11,330)	—
Impairment of real estate properties (7)	(84,218)	—	(84,218)	—
Depreciation and amortization expense	(77,973)	(76,686)	(153,759)	(146,813)
Other expenses	(115)	(114)	(231)	(230)
Interest expense	(83,049)	(94,835)	(175,981)	(190,462)
Interest and other income, net	859	8,395	4,175	13,128
Net gains on dispositions of real estate properties	7,904	4,664	8,792	4,664
Foreign currency exchange gains (losses), net	(9,025)	12,949	21,512	(22,904)
Gains on early extinguishment of debt	143,280	—	161,208	—

Total reconciling items	(149,673)	(191,140)	(317,178)	(430,092)

Total earnings before income taxes	$45,497	$231,463	$232,635	$439,250

	June 30,	December 31,
	2009	2008
Assets:
Direct owned:
North America	$9,501,779	$9,326,387
Europe	3,713,988	4,177,976
Asia	1,785,025	1,791,611

Total direct owned segment	15,000,792	15,295,974

Investment management:
North America	982,659	959,689
Europe	874,861	803,235
Asia	21,203	381,674

Total investment management segment	1,878,723	2,144,598

Total segment assets	16,879,515	17,440,572

Reconciling items:
Investments in and advances to other unconsolidated investees	144,160	150,681
Cash and cash equivalents	74,183	174,636
Accounts receivable	8,852	2,253
Other assets	88,137	190,231
Discontinued operations — assets held for sale	—	1,310,754

Total reconciling items	315,332	1,828,555

Total assets	$17,194,847	$19,269,127

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(1)	Includes rental income of our industrial and retail properties and land subject to ground leases, as well as development management and other income.

(2)	Includes property management and other fees and incentives and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial and retail joint ventures.

(3)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds. In 2008, includes proceeds and gains from CDFS property dispositions.

(4)	Amount represents the earnings or losses from unconsolidated investees that we include in revenues of the investment management segment but we do not present as a component of revenues in our Consolidated Statements of Operations.

(5)	Also includes rental expenses of our industrial and retail properties and land subject to ground leases, as well as certain expenses associated with land holding and acquisition costs.

(6)	Also includes the direct costs we incur to manage the property funds and the properties they own.

(7)	In 2009, we recognized impairment charges on certain of our real estate properties in our Direct Owned Segment ($15.7 million in North America and $68.5 million in Europe) as discussed in Note 3.
11. Supplemental Cash Flow Information:
We had no non-cash investing and financing activities in 2009. Our non-cash investing and financing activities for the six months ended June 30, 2008 are as follows:
•	We received $262.9 million of ownership interests in certain unconsolidated property funds as a portion of our proceeds from the contribution of properties to these property funds in 2008.
•	We assumed $4.0 million of secured debt and other liabilities in 2008 in connection with the acquisition of properties.
•	In 2008, we recorded $6.7 million of noncontrolling interest associated with investments made in entities that we consolidate and own less than 100%.
The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2009 and 2008 was $154.5 million and $169.4 million, respectively.
During the six months ended June 30, 2009 and 2008, cash paid for income taxes was $7.3 million and $51.2 million, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries (the “Company”) as of June 30, 2009, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, the related statement of equity and comprehensive income (loss) for the six-month period ended June 30, 2009 and the related statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These consolidated financial statements are the responsibility of ProLogis’ management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
August 4, 2009

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2008 Annual Report on Form 10-K.
Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability of developed properties, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part II, “Item 1A. Risk Factors” in this report and in our most recent annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
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
In the following discussion, we will address our progress on meeting our near-term objectives, which are to:
•	simplify our business model and focus on our core business;

•	complete the development and leasing of properties currently in our development portfolio;

•	manage our core portfolio of industrial distribution properties to maintain and improve our net operating income stream from these assets;

•	provide exceptional customer service to our current and future customers;

•	generate liquidity through contributions of properties to our property funds and through sales to third parties;

•	reduce our debt at December 31, 2009 by at least $2.0 billion from our debt levels at September 30, 2008, through debt retirements utilizing proceeds from property contributions and dispositions, buying back outstanding debt and issuing additional equity;

•	recast our global line of credit; and

•	reduce our general and administrative expenses through various cost savings initiatives, including reductions in workforce.
Our longer-term objectives are to:
•	employ a conservative growth model;

•	develop industrial properties utilizing a portion of our existing land parcels, which we will hold for long-term direct investment, or otherwise monetize our land holdings through dispositions; and

•	grow the property funds by utilizing the property fund structure for the development of properties and the opportunistic acquisition of properties from third parties.
Our current business strategy includes two operating segments: (i) direct owned and (ii) investment management. Our direct owned segment represents the direct long-term ownership of industrial and retail properties. Our investment management segment represents the long-term investment management of property funds, other unconsolidated investees and the properties they own.
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

We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases for the properties we own. The revenue in this segment has decreased due to the contribution of properties to property funds, offset partially with increases in occupancy levels within our development portfolio. However, rental revenues generated by the lease-up of newly developed properties have not been adequate to completely offset the loss of rental revenues from property contributions. We expect our total revenues from this segment will continue to decrease in 2009 due to the contributions of properties we completed in 2008 and 2009 or that we may make in the remainder of 2009. We intend to grow our revenue in the remaining properties primarily through increases in occupied square feet in our development portfolio. Our development portfolio, including completed development properties and those currently under development, was 50.85% and 41.44% leased at June 30, 2009 and December 31, 2008, respectively.

•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of these and other entities. We provide services to these entities, which may include property management, asset management, acquisition, financing and development. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period. We expect future growth in income recognized to result from growth in existing property funds and other properties managed through the formation of future property funds or joint ventures.

•	CDFS Business Segment — Our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. As of December 31, 2008, all of the assets and liabilities in this segment were transferred into our two remaining segments. In 2009, we recognized income from the previously deferred gains from the Japan property funds that were deferred upon original contributions and triggered with the sale of our investments. During the six months ended June 30, 2008, we recognized income primarily from the contributions of developed properties to the property funds as well as from dispositions of land and properties to third parties. The income was generated due to the increased fair value of the properties at the time of contribution, based on third party appraisals, and income was recognized only to the extent of the third party ownership interest in the property fund acquiring the property.
Our intent is to hold and use the properties in our direct owned segment, however, we may contribute certain properties to a property fund or sell them to third parties, depending on market conditions and liquidity needs. Beginning in 2009, we report these as net gains on dispositions rather than CDFS proceeds and cost of CDFS dispositions.
Key Transactions in 2009
•	Since December 31, 2008, we have reduced our debt by $2.8 billion (and since September 30, 2008 we have reduced our debt by $2.9 billion) with proceeds from the issuance of equity and dispositions and contributions of assets as further discussed below.
•	In the first quarter of 2009, we generated $1.345 billion of cash from the sale of our China operations ($845 million) and our investments in the Japan property funds ($500 million). We entered into a sales agreement in December 2008, at which time we recorded an impairment charge of $198.2 million on our China operations and classified the assets and liabilities as held for sale.

•	In connection with the sale of our investments in the Japan property funds, we recognized a net gain of $180.2 million and $20.5 million of current income tax expense. The gain is reflected as CDFS proceeds as it represents the recognition of previously deferred gains on the contribution of properties to the property funds based on our ownership interest in the property funds at the time of original contributions.

•	In the first six months of 2009, we generated aggregate proceeds of $955.5 million from the contribution of 20 development properties to ProLogis European Properties Fund II and the sale of land parcels and 125 properties (3 of which were development properties) to third parties. This includes a portfolio of 90 properties that were sold to a single venture and we will continue to act as property manager for the venture.

•	In the first half of 2009, we repurchased $864.4 million original principal amount of our senior notes for $640.2 million. This resulted in the reduction of our debt obligations by $224.3 million and the recognition of a gain in earnings of $161.2 million, which represented the difference between the recorded debt (net of discount) and the cash consideration paid.

•	On April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share and received net proceeds of $1.1 billion (“Equity Offering”).

•	During the second quarter of 2009, we recorded an impairment charge of $84.2 million related primarily to completed development properties we expect to contribute or sell.

•	In June 2009, we issued $391.7 million of secured debt in four separate transactions.

•	We adopted Financial Accounting Standards Board (“FASB”) Staff Position APB 14-1 “Accounting for Convertible Debt Instruments that May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” , also known as FASB Accounting Standards Codification (“ASC”) 470-20 “Debt with Conversion and Other Options” (“ASC 470-20”) on January 1, 2009, on a retroactive basis to reflect the new accounting associated with the convertible notes we issued in 2007 and 2008. As a result, we restated 2008 amounts to reflect the adjustment to debt and equity, as well as the additional interest expense.

Results of Operations
Six months ended June 30, 2009 and 2008
Net earnings attributable to common shares for the six months ended June 30 was as follows:

	2009	2008
Net earnings attributable to common shares (in thousands)	$417,597	$389,853
Net earnings per share attributable to common shares — Basic	$1.22	$1.49
Net earnings per share attributable to common shares — Diluted	$1.21	$1.45
The increase in net earnings in 2009 from 2008 is due primarily to: (i) gains recognized from the early extinguishment of debt of $161.2 million; and (ii) increased foreign currency exchange gains of $44.4 million; offset by: (i) lower total gains on contribution/sale of properties of $100.7 million; (ii) Reduction in Workforce (“RIF”) charges of $11.3 million; and (iii) impairment charges on real estate properties of $84.2 million.
In the discussion that follows, we present the results of operations as net operating income by reportable business segment. See Note 10 to our Consolidated Financial Statements in Item 1 for further description of our segments and a reconciliation of net operating income to earnings before income taxes.
Direct Owned Segment
The net operating income of the direct owned segment consists of rental income and rental expenses from industrial and retail properties that we own. The size and leased percentage of our direct owned operating portfolio fluctuates due to the timing of development, contributions and dispositions of properties and impacts the net operating income we recognize in this segment. Also included in this segment is land we own and lease to customers under ground leases, development management and other income and land holding and acquisition costs.
The net operating income from the direct owned segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Rental and other income	$455,018	$493,841
Rental and other expenses	(150,147)	(158,213)

Total net operating income — direct owned segment	$304,871	$335,628

Our direct owned operating portfolio was as follows (square feet in thousands):

	June 30, 2009			December 31, 2008			June 30, 2008
	Number of	Square		Number of	Square		Number of	Square
	Properties	Feet	Leased%	Properties	Feet	Leased%	Properties	Feet	Leased %
Core industrial properties	1,036	142,593	89.7%	1,157	154,947	92.2%	1,135	149,906	93.3%
Retail and mixed use properties	35	1,491	87.3%	34	1,404	94.5%	32	1,241	96.5%

Subtotal non-development properties	1,071	144,084	89.7%	1,191	156,351	92.2%	1,167	151,147	93.4%
Completed development properties (1)	175	52,744	49.4%	140	40,763	43.5%	164	43,862	52.5%

Total operating portfolio	1,246	196,828	78.9%	1,331	197,114	82.1%	1,331	195,009	84.2%
Assets in China — sold in 2009	—	—	—	—	—	—	70	11,912	60.8%

Total	1,246	196,828	78.9%	1,331	197,114	82.1%	1,401	206,921	82.8%

(1)	Included at June 30, 2009 are 54 properties aggregating 15.5 million square feet for which development was completed in 2009. During the six months ended June 30, 2009, we contributed or sold 22 properties from this portfolio that were 95.02% leased at the time of contribution or sale.
The decrease in rental and other income in 2009 from 2008 is due primarily to the contributions of properties in 2009 and 2008 (generally completed development properties) to the unconsolidated property funds and a decrease in the leased percentage of our core industrial properties, partially offset by new leasing activity in our completed development properties. Due to our continuing involvement with the property funds, the operations of the contributed properties are not included in discontinued operations. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $103.4 million and $113.6 million for the six months ended June 30, 2009 and 2008, respectively.
Investment Management Segment
The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in property funds and certain joint ventures (that develop or own industrial or retail properties); (ii) fees and incentives earned for services performed; and (iii) interest earned on advances; offset by (iv) our direct costs of managing these entities and the properties they own. The net earnings or losses of the unconsolidated investees may include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange and derivative gains and losses; (vi) gains or losses on dispositions of properties or investments; and (vii) impairment charges. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the unconsolidated investees; (ii) the size of the portfolio and occupancy levels in each period; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable.
Beginning in 2009, we are reporting the direct costs associated with our investment management segment for all periods presented as a separate line item “Investment Management Expenses” in our Consolidated Statements of Operations. These costs include the property management expenses associated with the property-level management of the properties owned by the unconsolidated investees (previously included in Rental Expenses) and the investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). In order to allocate the property management expenses between the properties owned by us and the properties owned by the unconsolidated investees, we use the square feet owned at the beginning of the period by the respective portfolios.
The net operating income from the investment management segment was as follows (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Unconsolidated property funds:
North America (1)	$21,045	$11,582
Europe (2)	32,526	24,896
Asia (3)	9,937	18,616
Other unconsolidated investees (4)	1,197	984

Total net operating income — investment management segment	$64,705	$56,078

(1)	Represents the income earned by us from our investments in 12 property funds in North America. Our ownership interests ranged from 20.0% to 50.0% at June 30, 2009. These property funds on a combined basis owned 852 and 825 properties at June 30, 2009 and 2008, respectively. The increase in properties is due primarily to contributions we made to certain of the property funds in the last half of 2008. Included in net operating income for 2009 and 2008, are net losses of $4.8 million and $14.6 million, respectively, which represent our proportionate share of realized and unrealized losses that were recognized by certain of the property funds related to interest rate derivative contracts that no longer meet the requirements for hedge accounting.

(2)	Represents the income earned by us from our investments in two property funds in Europe, ProLogis European Properties (“PEPR”) and ProLogis European Properties Fund II (“PEPF II”). On a combined basis, these funds owned 409 and 339 properties at June 30, 2009 and 2008, respectively. The increase in properties is due primarily to contributions we made to PEPF II in 2008 and 2009, offset somewhat by the sale of 10 properties by PEPR during the second quarter of 2009. Our share of the net loss from these property sales was $4.8 million.

Our ownership interest in PEPR was 24.8% and 24.9% at both June 30, 2009 and 2008, respectively. Our ownership interest in PEPF II was 33.3% and 24.5% at June 30, 2009 and 2008, respectively. Our ownership interest in PEPF II at June 30, 2008 included a 17% direct ownership and a 7.5% indirect ownership (through PEPR’s 30% ownership interest in PEPF II). In December 2008, we acquired from PEPR a 20% ownership interest in PEPF II, and in February 2009 PEPR sold its remaining 10% interest to third parties. As such, we have only a direct ownership interest in PEPF II at June 30, 2009.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea and two property funds in Japan through February 2009, at which time we sold our investments in Japan (see Note 2 to our Consolidated Financial Statements in Item 1). At June 30, 2009 and 2008, the property funds, in which we maintain an ownership interest, on a combined basis owned 12 and 77 properties. Included in 2008 for Japan are net gains of $4.0 million that represent our proportionate share of unrealized gains from derivative contracts.

(4)	We have restated the net operating income of this segment for 2008 to include our proportionate share of the net earnings of certain of our other unconsolidated investees that principally develop and operate industrial and retail properties and were previously included in the CDFS business segment.
CDFS Business Segment
Net operating income of the CDFS business segment for the six months ended June 30, 2009 was $180.2 million, compared with $477.6 million for the same period in 2008. As discussed earlier, our business strategy no longer includes the CDFS business segment. The amount in 2009 is the gain from the sale of our investments in the Japan property funds in February 2009, while the amount in 2008 consisted of gains recognized principally from the contributions of 90 properties to the property funds.
Operational Outlook
During the first six months of 2009, industrial property fundamentals have continued to mirror global economic weakness. We are experiencing a very challenging leasing environment throughout the majority of our markets with increased leasing costs and lower rental rates due to the competitive markets. Partially offsetting these trends is continued strong customer retention and a decline in occupancy rates in the second quarter that was less than the decline in the first quarter. The industry as a whole has had sharply reduced levels of new supply. We expect demand in the U.S. to improve as Gross Domestic Product (“GDP”) growth returns. We believe significant obsolescence and ownership shifts, in the industry as a whole, in Europe and Asia will continue to drive demand in those regions.
In our total operating portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 48.3 million square feet and 121.5 million square feet of space during the first half of 2009 and the year ended December 31, 2008, respectively, including 62.1 million square feet of leases signed in the first half of 2008. This total operating portfolio was 87.4% leased at June 30, 2009, as compared to 88.5% leased at December 31, 2008.
In our direct owned portfolio, we leased 26.8 million square feet, including 8.2 million square feet of new leases in our development portfolio (both completed properties and those under development) in the six months ended June 30, 2009. Repeat business with our global customers is important to our long-term growth. During the first half of 2009, 54% of the space leased in our newly developed properties was with repeat customers. Although leasing activity has slowed, for the leases that expired in the first half of 2009, existing customers renewed their leases 71% of the time, as compared with 76% for the same period in 2008. We expect that leasing will continue to slow, leasing costs may increase and market rents will continue to decrease until economic conditions improve. As of June 30, 2009, our total direct owned operating portfolio was 78.9% leased, as compared with 82.1% at December 31, 2008. Excluding the development portfolio, our direct owned operating portfolio was 89.7% leased at June 30, 2009, as compared to 92.2% leased at December 31, 2008.
As we previously disclosed, we have significantly reduced new development starts. During the six months ended June 30, 2009, we started development of three properties totaling 626,000 square feet that were all 100% leased prior to the commencement of development, completed the development of 57 buildings aggregating 16.3 million square feet that were 47.4% leased at June 30, 2009, contributed 20 development properties aggregating 4.1 million square feet that were 97.2% leased to ProLogis European Properties Fund II and sold 2 development properties to a third party. As of June 30, 2009, we had 175 completed development properties that were 49.4% leased with a current investment of approximately $4.0 billion and a total expected investment (including estimated remaining leasing costs) of $4.3 billion. We also had 11 properties under development that were 72.3% leased with a current investment of $281.0 million and a total expected investment of $395.8 million when completed and leased. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we may continue to own them directly, thereby creating additional income in our direct owned segment, or we may contribute them to a property fund or sell to a third party, generating cash to reduce our debt.
Other Components of Income
Investment Management Expenses
Beginning in 2009, we began reporting the direct costs associated with our investment management segment for all periods presented as a separate line item Investment Management Expenses in our Consolidated Statements of Operations. These costs include the property-level management expenses associated with the properties owned by unconsolidated investees (previously included in Rental Expenses) and the investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). We allocated the property management expenses between the properties owned by us and the properties owned by the unconsolidated investees, based on the square feet owned at the beginning of the period by the respective portfolios.
General and Administrative (“G&A”) Expenses
G&A expenses were $89.7 million and $93.7 million for the six months ended June 30, 2009 and 2008, respectively, and consisted of the following (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Gross G&A expense	$147,160	$194,979
Capitalized amounts and amounts reported as rental and investment management expenses	(57,467)	(101,267)

Net G&A	$89,693	$93,712

As we announced in the fourth quarter of 2008, in response to the difficult economic climate, we implemented G&A cost cutting initiatives with a near-term target of a 20 to 25% reduction in G&A, prior to capitalization or allocations for 2009. These initiatives included a RIF program and reductions to other expenses through various cost savings measures. We believe we have achieved our target based on our 2009 planned spending and actual spending to date. Due to the changes in our business strategy in the fourth quarter of 2008, we have halted the majority of our new development activities, which, along with lower gross G&A, has resulted in lower capitalized G&A.
Reduction in Workforce
In the fourth quarter of 2008 and the first half of 2009, we recognized $23.1 million and $11.3 million, respectively, of expenses related to the RIF program.
Impairment of Real Estate Properties
During the second quarter of 2009, we recorded impairment charges of $84.2 million related primarily to completed development properties in Europe and Mexico that we expect to contribute to the unconsolidated property funds. The charges represent the difference between the estimated proceeds from disposition and our cost basis at the time of contribution and are due to our current intent to contribute these properties. We estimated the proceeds from contribution of these properties based on the future net rental income of the property and the expected market capitalization rates or on third party appraisals. Changes in economic and operating conditions and our ultimate investment intent that may occur in the future could impact these assumptions and result in additional impairment charges of these or other real estate properties.

See Note 3 to our Consolidated Financial Statements in Item 1 for further information.
Depreciation and Amortization
Depreciation and amortization expenses were $153.8 million and $146.8 million for the six months ended June 30, 2009 and 2008, respectively. The increase in 2009 over 2008 is due primarily to depreciation expense that is now being recorded on our completed development properties, based on our current intent to hold and operate these properties.
Interest Expense
Interest expense includes the following components (in thousands):

	Six Months Ended
	June 30,
	2009	2008
Interest expense	$190,237	$240,806
Amortization of discount, net	35,343	26,982
Amortization of deferred loan costs	6,249	5,722

Interest expense before capitalization	231,829	273,510
Capitalized amounts	(55,848)	(83,048)

Net interest expense	$175,981	$190,462

On January 1, 2009, we adopted ASC 470-20 on a retroactive basis to the convertible notes we issued in 2007 and 2008. ASC 470-20 requires separate accounting for the debt and equity components of convertible debt. As a result, we restated 2008 amounts to reflect the additional interest expense and the additional capitalized interest related to our development activities for both properties we currently own, as well as properties we contributed during the applicable periods.
The decrease in interest expense in 2009 over 2008 is due to significantly lower debt levels, offset by lower capitalization due to less development activity in 2009. Our future interest expense, both gross and the portion capitalized, will vary depending on the level of our development activities.
Net Gains on Dispositions of Real Estate Properties
During the six months ended June 30, 2009, we recognized net gains of $8.8 million related to the sale of land parcels ($1.7 million gain), the contribution of properties ($1.3 million loss) and the recognition of previously deferred gains from PEPR and ProLogis Korea Fund on properties they sold to third parties ($8.4 million in gains). This activity includes the contribution of 20 development properties aggregating 4.1 million square feet to PEPF II for total cash proceeds of $280.6 million. If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property fund. If we realize a loss on contribution, we recognize the full amount of the impairment as soon as it is known. Due to our continuing involvement through our ownership in the property fund, these dispositions are not included in discontinued operations. As discussed earlier, in 2008, contribution activity was reported as CDFS Proceeds and Cost of CDFS Dispositions within our CDFS business segment.
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
We recognized net foreign currency exchange gains of $43.9 million during the first six months of 2009 and net foreign currency exchange losses of $19.1 million during the first six months of 2008 related to the remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the intercompany loans between the U.S. parent and our consolidated subsidiaries in Japan and Europe due to fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. In addition, we recognized net foreign currency exchange losses of $22.4 million and $3.8 million from the settlement of transactions with third parties in the six months ended June 30, 2009 and 2008, respectively.
Gains on Early Extinguishment of Debt
During the first quarter of 2009, we repurchased $48.2 million original principal amount of our convertible senior notes for $24.8 million and recognized gains of $17.9 million. During the second quarter of 2009, we repurchased $816.2 million original principal amount of our senior notes, including convertible senior notes, for $615.3 million and recognized gains of $143.3 million. The gains represent the difference between the recorded debt (net of the discount) and the consideration we paid to retire the debt.
Income Taxes
During the six months ended June 30, 2009 and 2008, our current income tax expense was $34.8 million and $36.8 million, respectively. Included in current income tax expense is the interest associated with our unrecognized tax benefit liabilities. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as in certain states. Our current income tax expense fluctuates from period to period based principally on the timing of our taxable income and changes in tax and interest rates. In the first quarter of 2009, in connection with the sale of our investments in the Japan property funds, we recognized a current tax expense of $20.5 million.
Discontinued Operations
In February 2009, we sold our operations in China. Accordingly, we have included the gain on sale of $3.3 million and the results of our China operations in discontinued operations and classified the assets and liabilities as held for sale on our Consolidated Balance Sheet at December 31, 2008. See additional information on the sale in Note 2 to our Consolidated Financial Statements in Item 1.
In 2009, in addition to our China operations, we disposed of 125 properties to third parties aggregating 13.1 million square feet, one of which was classified as held for sale along with the related debt, on our Consolidated Balance Sheet at December 31, 2008. The net gains on disposition of these properties of $197.0 million (of which $197.2 million was in the second quarter of 2009) are reflected in discontinued operations, along with the results of operations of these properties for all periods presented. This includes a portfolio of 90 properties that were sold to a single venture and we will continue to act as property manager for the venture.
During all of 2008, we disposed of 15 properties, as well as land subject to ground leases, to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these disposed properties are included in discontinued operations. We had no properties classified as held for sale at June 30, 2009. See Note 5 to our Consolidated Financial Statements in Item 1.
Three Months Ended June 30, 2009 and 2008
The changes in net earnings attributable to common shares and its components for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, are similar to the changes for the six month periods ended on the same dates and are separately discussed above.
Portfolio Information
Our total operating portfolio of properties includes industrial and retail properties owned by us and industrial properties managed by us and owned by the unconsolidated investees that we account for on the equity method. The operating portfolio does not include properties under development, properties held for sale or any other properties owned by unconsolidated investees, and was as follows (square feet in thousands):

	June 30, 2009		December 31, 2008		June 30, 2008
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Direct owned	1,246	196,828	1,331	197,114	1,401	206,921
Investment management	1,278	272,207	1,339	297,665	1,241	273,475

Totals	2,524	469,035	2,670	494,779	2,642	480,396

Same Store Analysis
We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2009, as those properties that were in operation at April 1, 2008 and have been in operation throughout the three-month periods in both 2009 and 2008, including completed development properties. We have removed all properties that were disposed of to a third party or held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods, to derive the same store results. The same store portfolio, for the three months ended June 30, 2009, included 2,316 properties that aggregated 414.8 million square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses), as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

	For the Three Months Ended
	June 30,		Percentage
	2009	2008	Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$229,819	$238,207
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(38,210)	(24,081)
Effect of changes in foreign currency exchange rates and other	35	(3,142)
Unconsolidated investees :
Rental income of properties managed by us and owned by our unconsolidated investees	365,344	340,297

Same store portfolio — rental income (2)(3)	556,988	551,281	1.04%

Less completed development properties (4)	(47,995)	(30,914)

Adjusted same store portfolio — rental income (2)(3)(4)	$508,993	$520,367	(2.19%)

Rental Expenses (1)(5)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$70,716	$72,758
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(14,613)	(7,040)
Effect of changes in foreign currency exchange rates and other	2,364	(54)
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	77,896	75,997

Same store portfolio — rental expenses (3)(5)	136,363	141,661	(3.74%)

Less completed development properties (4)	(15,354)	(10,837)

Adjusted same store portfolio — rental expenses (3)(4)(5)	$121,009	$130,824	(7.50%)

	For the Three Months Ended
	June 30,		Percentage
	2009	2008	Change
Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$159,103	$165,449

Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(23,597)	(17,041)
Effect of changes in foreign currency exchange rates and other	(2,329)	(3,088)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	287,448	264,300

Same store portfolio — net operating income (3)	420,625	409,620	2.69%

Less completed development properties (4)	(32,641)	(20,077)

Adjusted same store portfolio — net operating income (3)(4)	$387,984	$389,543	(0.40%)

(1)	As discussed above, our same store portfolio aggregates industrial and retail properties from our consolidated portfolio and industrial properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial and retail properties and those industrial properties owned by our unconsolidated investees and managed by us.

(4)	The same store portfolio results include the benefit of leasing our completed development properties. Therefore, we have also presented the results for the adjusted same store portfolio by excluding the 139 completed development properties that we owned as of April 1, 2008 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

(5)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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
Liquidity and Capital Resources
Overview
We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements for the remainder of 2009 and 2010.
As discussed earlier, our current business strategy places significant emphasis on liquidity. During the fourth quarter of 2008, we set a goal to reduce leverage through the reduction of our total debt by at least $2 billion by December 31, 2009, as compared with September 30, 2008. As of June 30, 2009, we have exceeded this goal and reduced debt by $2.9 billion through the following actions:
•	generated cash through the contributions of properties to the unconsolidated property funds or sales of assets to third parties;
–	During the six months ended 2009, we received $1.3 billion in proceeds from the sale of our China operations and investments in Japan property funds and generated $955.5 million in proceeds from the contributions of properties to PEPF II and sales of properties to third parties.
•	repurchased our senior notes and convertible notes at a discount;
–	We repurchased $1.2 billion notional amount of our senior notes and convertible notes for $857.0 million during the fourth quarter of 2008 and the first six months of 2009.
•	issued equity;
–	In April 2009, we completed the Equity Offering that resulted in net proceeds to us of $1.1 billion.
•	reduced cash needs;
–	We halted early-stage infrastructure on development projects and implemented G&A cost savings initiatives and a RIF program with a target to reduce gross G&A in 2009 by 20% to 25%, which we believe we have achieved based on our planned 2009 spending and actual spending to date.
•	and lowered our common share distribution.
–	We reduced our expected annual distributions on our common shares in 2009 from $553 million to $266 million (taking into account the Equity Offering and our current expected distribution rate).
As discussed earlier, in connection with a new accounting pronouncement, we restated our convertible debt balances to reflect a portion of the debt as equity (representing the convertible component). The adjustment is reflected as a discount that reduced our debt balance at December 31, 2008 by $296.3 million and is amortized into interest expense over the remaining life of the debt. See Note 1 to our Consolidated Financial Statements in Item 1 for more information.
During the second quarter of 2009, we issued $391.7 million in secured debt including $101.8 million at 6.5% due July 2014, $245.5 million at 7.55% due July 2019 and a ¥4.3 billion TMK bond ($44.4 million at June 30, 2009) at 4.09% (effective fixed rate including interest rate swap contract) that matures in June 2012. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. The proceeds from the issuance of the secured debt were used to repay borrowings on our credit facilities.
At June 30, 2009, our credit facilities provide aggregate borrowing capacity of $4.3 billion. This includes our global line of credit, where a syndicate of banks allows us to draw funds in U.S. dollar, euro, Japanese yen, British pound sterling, South Korean won and Canadian dollar (“Global Line”). This also includes a multi-currency credit facility that allows us to borrow in U.S. dollar, euro, Japanese yen, and British pound sterling (“Credit Facility”) and a 13.4 million British pound sterling facility (“Sterling Facility”). The total commitments under our credit facilities fluctuate in U.S. dollars based on the underlying currencies. Based on our public debt ratings, interest on the borrowings under the Global Line and Credit Facility primarily accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (1.16% per annum at June 30, 2009 based on a weighted average using local currency rates).
The Global Line was scheduled to mature in October 2009. In July 2009, we exercised our option to extend the maturity to October 2010. We are currently in discussions with the lead banks to amend the Global Line with an overall commitment of $2.1 billion to $2.3 billion and extend the maturity to 2012. We expect to close prior to the end of the third quarter, although no assurances can be given that we will be able to reach agreement with the lenders.
The Credit Facility matures in October 2009 and we have a similar option to extend the maturity to October 2010, subject to certain customary conditions and the payment of an extension fee. The Credit Facility provides us the ability to re-borrow, within a specified period of time, any amounts repaid on the facility. We expect we will repay the Credit Facility with borrowings under the Global Line once it has been amended and extended or we may extend the facility. During the first half of 2009, we reduced the commitment of the Sterling Facility, which matures December 31, 2009, to the balance of the outstanding letters of credit.
As of June 30, 2009, under these facilities, we had outstanding borrowings of $854 million and letters of credit of $128 million, resulting in remaining borrowing capacity of approximately $3.3 billion, which we expect to reduce as discussed above, as follows (in millions):

		Outstanding	Outstanding Letters	Remaining
	Total Commitment	Debt Balance	of Credit	Capacity
Global Line	$3,639	$247	$106	$3,286
Credit Facility	607	607	—	—
Sterling Facility	22	—	22	—

Total	$4,268	$854	$128	$3,286

At June 30, 2009, we are in compliance with all of our debt covenants.
In addition to common share distributions and preferred share dividend requirements, we expect our principal cash needs will consist of the following for the remainder of 2009 and 2010:
•	completion of the development and leasing of the properties in our development portfolio (a);

•	repayment of debt, including payments on our credit facilities or opportunistic buy-back of convertible or senior notes to further achieve our goal of reducing debt;

•	scheduled principal payments in the remainder of 2009 of $283 million, including $250 million of floating rate senior notes that mature in August 2009, which we expect to repay with borrowings on our Global Line;

•	tax and interest payments related to the completion of audits of certain income tax returns;

•	capital expenditures and leasing costs on properties;

•	investments in current or future unconsolidated property funds, including our remaining capital commitments of $872 million (b);

•	scheduled principal payments in 2010 of $250 million, excluding the Global Line and Credit Facility, that we expect to repay with borrowings under our Global Line or with proceeds from the issuance of debt or equity securities, subject to market conditions; and

•	depending on market conditions, direct acquisition or development of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the direct owned segment.

(a)	As of June 30, 2009, we had 11 properties under development with a current investment of $281 million and a total expected investment of $396 million when completed and leased, with $115 million remaining to be spent. We also had 175 completed development properties with a current investment of $4.0 billion and a total expected investment of $4.3 billion when leased, with $282 million remaining to be spent.

(b)	We may fulfill our equity commitment with properties we contribute to the property fund or cash, depending on the property fund as discussed below. However, to the extent a property fund acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the property fund. During the six months ended June 30, 2009, we used cash for investments in or loans to the unconsolidated investees of approximately $104 million.
We expect to fund our cash needs principally with cash from the following sources, all subject to market conditions:
•	available cash balances ($74 million at June 30, 2009);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from the disposition of properties or land parcels to third parties;

•	cash proceeds from the contributions of properties to property funds;

•	borrowing capacity under existing credit facilities ($3.3 billion available as of June 30, 2009, although we expect this to be reduced upon the repayment of the Credit Facility), other future facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities, including sales under our at-the-market share program, under which our Board of Trustees (“Board”) has authorized the sale of up to 40.0 million common shares; and

•	proceeds from the issuance of debt securities, including the issuance of secured or unsecured debt.
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
Commitments related to future contributions to Property Funds
Several property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment with properties we contribute to the property fund or cash. Our fund partners fulfill the commitment with the contribution of cash. The following table outlines the remaining equity commitments of each property fund with potential commitments in 2009, as of June 30, 2009 (in millions):

				Available
	Remaining Equity Commitments			Under
		Fund	Expiration	Credit
	ProLogis	Partners	Date	Facility
ProLogis European Properties Fund II (1)	$735.5	$999.4	8/10	$169.9
ProLogis North American Industrial Fund	67.3	197.8	2/10	250.0
ProLogis Mexico Industrial Fund	44.3	246.7	8/10	—

Total	$847.1	$1,443.9		$419.9

(1)	PEPF II’s equity commitments are denominated in euro and include commitments of ProLogis of €520.4 million and of the fund partners of €707.1 million. The ProLogis commitments include €224.5 million ($317.3 million) related to the 20% equity interest in Series B units we acquired from PEPR in December 2008 that we are required to fund with cash. During the six months ended June 30, 2009, we contributed 20 properties to PEPF II for gross proceeds of $280.6 million that was financed by PEPF II with all equity, including our co-investment of $64.6 million in cash under this commitment. The remaining commitment of €295.9 million ($418.2 million) relates to our ownership in Series A units. We may fulfill this commitment through the contribution of properties. We have not made any contributions in 2009 under the Series A units commitment.
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
Dependent on market conditions and our liquidity needs, we may make contributions of properties to certain of these property funds in the remainder of 2009. We will continue to evaluate the level of future contributions and asset sales based on our liquidity situation. During the second quarter of 2009, we recognized impairment charges of $84.2 million, of which $83.1 million related to development properties that we expect to contribute to PEPF II and ProLogis Mexico Industrial Fund. Generally, the properties are contributed based on third-party appraised value, other than PEPF II. For contributions we make in 2009 to PEPF II, the capitalization rate is determined based on a third party appraisal and a margin of 0.25 to 0.75 percentage points is added to the capitalization rate, depending on the quarter contributed. This adjustment was made due to the belief that appraisals have been lagging true market conditions. The agreement provides for additional proceeds to us if capitalization rates at the end of 2010 are lower than those used to determine contribution values.
Given the current debt markets, it is likely that future contributions will be financed by the property funds with all equity. We may fulfill our equity commitment with properties we contribute to the property fund. However, in the case of our Series B unit ownership in PEPF II and to the extent a property fund acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute cash to the property fund. When we contribute properties to PEPF II, we provide our 20% of the equity component of the total contribution value in cash to PEPF II and then we receive 100% of the total contribution value back in cash. During the six months ended June 30, 2009, we contributed cash of $72.7 million to the property funds in connection with contributions of our properties to PEPF II and the repayment of debt by ProLogis North American Industrial Fund and ProLogis North American Properties Fund XI. In addition, we and our fund partner each loaned $25.4 million to ProLogis North American Industrial Fund III, the proceeds of which were used to repay maturing debt of the property fund.
On July 1, 2009, we and our fund partner amended a loan agreement and the governing documents of ProLogis North American Industrial Fund II. The property fund extended the term of a $411.3 million loan payable to an affiliate of our fund partner, which was scheduled to mature in July 2009, until 2014 with an option for an additional extension until 2016. As part of the restructuring, we made an $85 million cash capital contribution to the property fund and we may be required to make an additional cash contribution of up to $25 million for the repayment of debt or other obligations. In addition, we pledged properties we own directly, valued at approximately $250 million, to serve as additional collateral on the $411.3 million loan. As a result, we are entitled to receive a 10% preferred distribution on all new contributions paid out of operating cash flow prior to other distributions. Upon liquidation of the property fund, we are entitled to receive a 10% preferred return per annum on our initial equity investment and the return of our total investment prior to any other distributions. Our ownership interest remains unchanged.

Cash Provided by Operating Activities
Net cash provided by operating activities was $141.0 million and $536.3 million for the six months ended June 30, 2009 and 2008, respectively. The decrease is due primarily to gains of $477.6 million recognized in 2008 on the contributions of CDFS properties. These gains were lower in 2009 and, due to the changes in our business strategy, no longer included in cash provided by operating activities. Cash provided by operating activities was $5.0 million less than the cash distributions paid on common shares and dividends paid on preferred shares in 2009, but exceeded the distributions in 2008. The deficiency in 2009 is due primarily to the change in the reporting of our CDFS business segment in 2009 and was covered by cash from investing activities.
Cash Investing and Cash Financing Activities
For the six months ended June 30, 2009 and 2008, investing activities provided net cash of $1.4 billion and used net cash of $591.9 million, respectively. The following are the significant activities for both periods presented:
•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our credit facilities.

•	We generated net cash from contributions and dispositions of properties and land parcels of $959.9 million and $2.5 billion during 2009 and 2008, respectively.

•	We invested $885.8 million in real estate during 2009 and $3.1 billion for the same period in 2008. These amounts include the acquisition of operating properties (20 properties with an aggregate purchase price of $202.5 million in 2008 and none in 2009); acquisitions of land for future development; costs for current and future development projects; and recurring capital expenditures and tenant improvements on existing operating properties. At June 30, 2009, we had 11 properties aggregating 3.7 million square feet under development, with a current investment of $281.0 million and a total expected investment of $395.8 million.

•	We invested cash of $103.8 million and $87.8 million during 2009 and 2008, respectively, in unconsolidated investees in connection with property contributions we made and repayment of debt by the investees.

•	We received distributions from unconsolidated investees as a return of investment of $32.1 million and $58.1 million during 2009 and 2008, respectively.
For the six months ended June 30, 2009 and 2008, financing activities used net cash of $1.6 billion and provided net cash of $178.8 million, respectively. The following are the significant activities for both periods presented:
•	In 2009, we repurchased $864.4 million original principal amount of our senior and convertible senior notes for a total of $640.2 million.

•	On our lines of credit and other credit facilities, including the Global Line and the Credit Facility, we had net payments of $2.3 billion and net borrowings of $52.6 million during 2009 and 2008, respectively.

•	On our other debt, we made net payments of $56.2 million and $959.2 million during 2009 and 2008, respectively.

•	In April 2009, we closed on the Equity Offering and received proceeds of net $1.1 billion.

•	We generated proceeds from the sale and issuance of common shares under our various common share plans of $1.9 million and $215.1 million during 2009 and 2008, respectively.

•	We paid distributions of $133.3 million and $277.6 million to our common shareholders during 2009 and 2008, respectively. We paid dividends on our preferred shares of $12.7 million during both 2009 and 2008.

•	In May 2008, we issued $550.0 million of 2.625% convertible senior notes due 2038 and $600.0 million of senior notes due 2018 with a coupon rate of 6.625%.
Off-Balance Sheet Arrangements
Property Fund Debt
We had investments in and advances to the property funds at June 30, 2009 of $1.7 billion. The property funds had total third party debt of $9.8 billion (for the entire entity, not our proportionate share) at June 30, 2009 that matures as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Discount	Total (1)
ProLogis European Properties (2)	$—	$1,471.5	$—	$382.8	$—	$696.6	$—	$2,550.9
ProLogis European Properties Fund II (3)	—	1,223.3	—	—	367.2	—	—	1,590.5
ProLogis California LLC	0.7	55.7	—	—	—	257.5	—	313.9
ProLogis North American Properties Fund I	—	130.5	111.8	—	—	—	—	242.3
ProLogis North American Properties Fund VI-X	1.1	2.2	2.3	882.1	12.4	—	—	900.1
ProLogis North American Properties Fund XI	0.3	42.9	0.6	0.7	0.4	—	(0.2)	44.7
ProLogis North American Industrial Fund (4)	—	—	190.0	78.0	169.5	1,047.7	—	1,485.2
ProLogis North American Industrial Fund II (5)	—	157.5	—	154.0	64.0	962.6	(11.0)	1,327.1
ProLogis North American Industrial Fund III (6)	1.2	2.6	120.7	102.4	385.6	426.5	(2.8)	1,036.2
ProLogis Mexico Industrial Fund (7)	—	—	—	99.1	170.0	—	—	269.1
ProLogis Korea Fund	—	—	14.5	29.2	—	—	—	43.7

Total property funds	$3.3	$3,086.2	$439.9	$1,728.3	$1,169.1	$3,390.9	$(14.0)	$9,803.7

(1)	As of June 30, 2009, we had not guaranteed any of the third party debt of the property funds. See note (5) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. The 2009 maturities, other than scheduled principal amortization, have all been paid, refinanced or extended. We are in various stages of discussions with banks on extending or refinancing the 2010 maturities. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Information on remaining equity commitments of the property funds is presented above.

(2)	PEPR has a credit facility, with aggregate borrowing capacity of €900 million (approximately $1.3 billion) under which $912.9 million was outstanding with $341.0 million remaining capacity, all at June 30, 2009. As manager of the property fund, we are in preliminary discussions with the lead banks on extending this credit facility.

(3)	PEPF II has a €1 billion credit facility (approximately $1.4 billion). As of June 30, 2009, $1.2 billion was outstanding and $169.9 million was available to borrow under this facility. As manager of the property fund, we are in active discussions with the lead banks on extending this credit facility.

(4)	ProLogis North American Industrial Fund has a $250.0 million credit facility that matures July 17, 2010, all of which was available at June 30, 2009.

(5)	As discussed earlier, on July 1, 2009, the property fund extended the term of a $411.3 million loan, which was scheduled to mature in July 2009, until 2014 with an option for an additional extension until 2016 and we pledged properties we own, valued at approximately $250 million, to serve as additional collateral for this loan. See Note 4 to our Consolidated Financial Statements in Item 1 for more information.

On July 21, 2009, the property fund extended a $46 million loan for six months that was scheduled to mature in August 2009.

The information in the table above reflects both extensions.

(6)	During the first quarter of 2009, we and our fund partner each loaned the property fund $25.4 million that is payable with operating cash flow, matures at dissolution of the partnership and bears interest at LIBOR plus 8%. The outstanding balance at June 30, 2009 was $24.3 million and is not included in the maturities above as it is not third party debt. The proceeds, along with operating cash, were used to repay $61.3 million of third party debt and the remaining balance of $104.2 million was extended from 2009 to 2012.

(7)	In addition to its existing third party debt, this property fund has a note payable to us for $14.3 million at June 30, 2009.
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
We paid a cash distribution of $0.25 per common share for the first quarter on February 27, 2009 and $0.15 per common share for the second quarter on May 29, 2009. The distribution was adjusted in April 2009, in connection with the Equity Offering. Recognizing the need to maintain maximum financial flexibility in light of the state of the capital markets and considering the impact of the Equity Offering, our Board reduced our 2009 annualized distribution level to $0.70 per common share (including the $0.25 per share already paid in the first quarter of 2009).
The payment of distributions on common shares, including the composition between cash and shares, is subject to authorization by our Board out of funds legally available for the payment of distributions, market conditions, our financial condition and REIT distribution requirements and may be adjusted at the discretion of our Board during the year.
On August 3, 2009, our Board declared the third quarter distribution of $0.15 per common share that will be payable on August 31, 2009 to shareholders of record on August 14, 2009.
At June 30, 2009, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
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
NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. We agree that these two NAREIT adjustments are useful to investors for the following reasons:
(a)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.
(b)	REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions of land, development properties and, prior to 2009, properties acquired in our CDFS business segment, as well as our proportionate share of the gains and losses from dispositions recognized by the property funds, in our definition of FFO.
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
In addition, we present FFO excluding significant non-cash items. In order to derive FFO excluding significant non-cash items, we add back certain charges or subtract certain gains. The items that we excluded were impairment charges, gains from the early extinguishment of debt, gain on the sale of our China operations that were sold in February 2009 and our share of losses on derivative activity recognized by the property funds in FFO that were settled for cash in previous periods. We believe it is meaningful to remove the effects of significant non-cash items to more appropriately present our results on a comparative basis.
In calculating FFO, the items that we exclude from net earnings computed under GAAP, while not infrequent or unusual, are subject to significant fluctuations from period to period that cause both positive and negative effects on our results of operations, in inconsistent and unpredictable directions. Most importantly, the economics underlying the items that we exclude from net earnings computed under GAAP are not the primary drivers in management’s decision-making process and capital investment decisions. Period to period fluctuations in these items can be driven by accounting for short-term factors that are not relevant to long-term investment decisions, long-term capital structures or long-term tax planning and tax structuring decisions. Accordingly, we believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.
Real estate is a capital-intensive business. Investors’ analyses of the performance of real estate companies tend to be centered on understanding the asset value created by real estate investment decisions and understanding current operating returns that are being generated by those same investment decisions. The adjustments to net earnings computed under GAAP that are included in arriving at our FFO measures are helpful to management in making real estate investment decisions and evaluating our current operating performance. We believe these adjustments are also helpful to industry analysts, potential investors and shareholders in their understanding and evaluation of our performance on the key measures of net asset value and current operating returns generated on real estate investments.
While we believe our defined FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Some of these limitations are:
•	The current income tax expenses that are excluded from our defined FFO measures represent the taxes that will be payable.
•	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of industrial properties are not reflected in FFO.
•	Gains or losses from property dispositions represent changes in the value of the disposed properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.
•	The deferred income tax benefits and expenses that are excluded from our defined FFO measures result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measures do not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from our defined FFO measures are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measures are limited in that they do not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.
•	The non-cash impairment charges that we exclude from our FFO, excluding significant non-cash items, measure may be realized in the future upon the ultimate disposition of the related real estate properties or other assets.
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
FFO including significant non-cash items, attributable to common shares as defined by us was $379.5 million and $635.9 million for the six months ended June 30, 2009 and 2008, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $310.4 million and $635.9 million for the six months ended June 30, 2009 and 2008, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2009	2008
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$417,597	$389,853

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	145,672	138,662
Adjustments to gains on dispositions for depreciation	(1,203)	(1,710)
Gains on dispositions of non-development/non-CDFS properties	(1,535)	(4,662)
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development/non-CDFS properties	(185,521)	(5,669)
Real estate related depreciation and amortization	8,134	15,786

Total discontinued operations	(177,387)	10,117
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	75,981	66,312
Adjustment to gains/losses on dispositions for depreciation	(6,578)	(165)
Other amortization items	(6,161)	(8,070)

Total unconsolidated investees	63,242	58,077

Total NAREIT defined adjustments	28,789	200,484

Subtotal — NAREIT defined FFO	446,386	590,337

Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	(43,829)	20,801
Current income tax expense	—	9,658
Deferred income tax expense (benefit)	(15,611)	8,736
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	(234)	1,460
Unrealized losses (gains) on derivative contracts, net	(5,959)	4,815
Deferred income tax expense (benefit)	(1,294)	135

Total unconsolidated investees	(7,487)	6,410

Total our defined adjustments	(66,927)	45,605

FFO, including significant non-cash items, attributable to common shares, as defined by us	379,459	635,942
Our share of losses on derivative activity recognized by the property funds	11,283	—
Impairment of real estate properties	84,218	—
Gains related to disposed assets — China operations	(3,315)	—
Gains on early extinguishment of debt	(161,208)	—

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$310,437	$635,942

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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

Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. In June 2009, we entered into a three-year ¥4.3 billion ($44.4 million as of June 30, 2009) variable rate note agreement and concurrently entered into an interest rate swap agreement to fix the interest rate for the term of the note. We have no other derivative contracts outstanding at June 30, 2009.
Our primary interest rate risk is created by the variable rate lines of credit. During the six months ended June 30, 2009, we had weighted average daily outstanding borrowings of $2.3 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $1.8 million of cash flow for the six months ended June 30, 2009.
We also have $250 million of variable interest rate debt, which matures august 2009, for which we have a market risk of increased rates. Based on a sensitivity analysis with a 10% adverse change in interest rates our estimated market risk exposure for this debt is approximately $0.1 million on our cash flow for the six months ended June 30, 2009.
As a result of a change in accounting effective January 1, 2009, our non-cash interest expense for the six months ended June 30, 2009 increased $33.5 million, prior to capitalization of interest related to our development activities. See Note 1 to our Consolidated Financial Statements in Item 1 for further information.
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
Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At June 30, 2009, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
We also have some exposure in earnings to movements in exchange rates related to certain intercompany loans that are not deemed to be long-term in nature. We may use foreign currency forward contracts to manage these risks. At June 30, 2009, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans.

Item 4.	Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

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
As of June 30, 2009, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K, except as supplemented below:
We may change the distribution policy for our common shares in the future.
On February 9, 2009, our Board declared a distribution of $0.25 per share that was paid on February 27, 2009 to our common shareholders of record on February 19, 2009. Recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, and considering the distribution requirements for the increased number of shares expected to be outstanding due to the Equity Offering, our Board reduced the expected distribution level on our common shares for the balance of 2009 to an annualized distribution level of $0.70 per share (including the $0.25 distribution previously paid). On April 29, 2009, our Board declared the second quarter distribution of $0.15 per common share that will be payable on May 29, 2009 to shareholders of record on May 15, 2009.
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
     At the annual meeting of shareholders on May 20, 2009, our shareholders elected the following Trustees to office to serve until the annual meeting of shareholders in the year 2010 (of the total 267,784,381 common shares outstanding on the record date of March 23, 2009, 226,705,704 common shares were voted at the meeting), as follows:

Trustee Name	Votes For	Shares Withheld
Stephen L. Feinberg	143,347,669	83,358,035
George L. Fotiades	198,335,941	28,369,763
Christine N. Garvey	201,477,965	25,227,739
Lawrence V. Jackson	203,878,667	22,827,037
Donald P. Jacobs	141,619,791	85,085,913
Walter C. Rakowich	203,989,801	22,715,903
D. Michael Steuert	203,856,431	22,849,273
J. Andre Teixeira	203,847,715	22,857,989
William D. Zollars	135,073,558	91,632,146
Andrea M. Zulberti	143,371,405	83,334,299
     In addition, at the annual meeting ProLogis’ shareholders approved the audit committee’s engagement of KPMG LLP as the Company’s independent auditors for 2009. There were 225,343,004 common shares in favor, 1,247,208 common shares against and 115,492 common shares abstaining from the proposal.

Item 5.	Other Information
None.

Item 6.	Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Managing Director and Chief Accounting Officer

Date: August 4, 2009

Index to Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.