Form 10-Q
period 2009-09-30
PROLOGIS
filed 2009-11-04
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐     No ☑
The number of shares outstanding of the Registrant’s common shares as of October 30, 2009 was 473,204,100.

PROLOGIS
INDEX

			Page
			Number(s)
PART I.	Financial Information
	Item 1.	Financial Statements:
		Consolidated Balance Sheets — September 30, 2009 and December 31, 2008	3
		Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2009 and 2008	4
		Consolidated Statement of Equity and Comprehensive Income (Loss) — Nine Months Ended September 30, 2009	5
		Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2009 and 2008	6
		Notes to Consolidated Financial Statements	7
		Report of Independent Registered Public Accounting Firm	30
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53
	Item 4.	Controls and Procedures	54
PART II.	Other Information
	Item 1.	Legal Proceedings	54
	Item 1A.	Risk Factors	55
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	55
	Item 3.	Defaults Upon Senior Securities	55
	Item 4.	Submission of Matters to a Vote of Security Holders	56
	Item 5.	Other Information	56
	Item 6.	Exhibits	56
EX-12.1
EX-12.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS

Real estate	$15,630,695	$15,725,272
Less accumulated depreciation	1,606,533	1,583,299

	14,024,162	14,141,973
Investments in and advances to unconsolidated investees	2,205,248	2,269,993
Cash and cash equivalents	41,542	174,636
Accounts and notes receivable	147,921	244,778
Other assets	1,027,410	1,126,993
Discontinued operations — assets held for sale	—	1,310,754

Total assets	$17,446,283	$19,269,127

LIABILITIES AND EQUITY

Liabilities:
Debt	$7,706,105	$10,711,368
Accounts payable and accrued expenses	611,408	658,868
Other liabilities	556,957	751,238
Discontinued operations — assets held for sale	—	389,884

Total liabilities	8,874,470	12,511,358

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2009 and December 31, 2008	125,000	125,000
Common Shares; $0.01 par value; 473,201 shares issued and outstanding at September 30, 2009 and 267,005 shares issued and outstanding at December 31, 2008	4,732	2,670
Additional paid-in capital	8,524,988	7,070,108
Accumulated other comprehensive income (loss)	125,594	(29,374)
Distributions in excess of net earnings	(455,109)	(655,513)

Total ProLogis shareholders’ equity	8,550,205	6,737,891
Noncontrolling interests	21,608	19,878

Total equity	8,571,813	6,757,769

Total liabilities and equity	$17,446,283	$19,269,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$225,130	$225,501	$674,648	$707,245
Property management and other fees and incentives	45,792	35,125	111,200	97,195
CDFS disposition proceeds:
Developed and repositioned properties	—	613,443	180,237	3,013,511
Acquired property portfolios	—	107,063	—	270,238
Development management and other income	3,010	7,758	7,594	18,252

Total revenues	273,932	988,890	973,679	4,106,441

Expenses:
Rental expenses	69,498	68,551	208,195	219,402
Investment management expenses	10,186	13,456	31,581	38,417
Cost of CDFS dispositions:
Developed and repositioned properties	—	543,118	—	2,465,550
Acquired property portfolios	—	107,063	—	270,238
General and administrative	38,632	46,651	128,325	140,363
Reduction in workforce	415	—	11,745	—
Impairment of real estate properties and other assets	46,274	—	130,492	—
Depreciation and amortization	80,484	74,515	233,872	220,896
Other expenses	8,405	3,495	19,408	10,658

Total expenses	253,894	856,849	763,618	3,365,524

Operating income	20,038	132,041	210,061	740,917

Other income (expense):
Earnings from unconsolidated property funds, net	11,639	17,918	31,135	35,904
Earnings (loss) from other unconsolidated investees, net	(693)	5,208	2,850	12,429
Interest expense	(89,838)	(94,290)	(265,819)	(284,752)
Other income (expense), net	(10,021)	868	(5,846)	13,996
Net gains on dispositions of real estate properties	13,627	1,152	22,419	5,816
Foreign currency exchange gains (losses), net	13,386	(10,073)	34,898	(32,977)
Gain on early extinguishment of debt	12,010	—	173,218	—

Total other income (expense)	(49,890)	(79,217)	(7,145)	(249,584)

Earnings (loss) before income taxes	(29,852)	52,824	202,916	491,333
Current income tax expense (benefit)	(4,626)	10,938	30,140	47,717
Deferred income tax expense (benefit)	(5,088)	10,706	(20,687)	19,403

Total income taxes	(9,714)	21,644	9,453	67,120

Earnings (loss) from continuing operations	(20,138)	31,180	193,463	424,213

Discontinued operations:
Income attributable to disposed properties, net	611	6,133	17,810	10,136
Net gain related to disposed assets — China operations	—	—	3,315	—
Net gains on dispositions:
Non-development properties	14,270	2,492	199,791	8,161
Development properties and land subject to ground leases	—	108	11,503	2,232

Total discontinued operations	14,881	8,733	232,419	20,529

Consolidated net earnings (loss)	(5,257)	39,913	425,882	444,742
Net earnings attributable to noncontrolling interests	(162)	(1,427)	(966)	(3,665)

Net earnings (loss) attributable to controlling interests	(5,419)	38,486	424,916	441,077
Less preferred share dividends	6,369	6,333	19,107	19,071

Net earnings (loss) attributable to common shares	$(11,788)	$32,153	$405,809	$422,006

Weighted average common shares outstanding — Basic	452,683	263,139	379,421	261,665

Weighted average common shares outstanding — Diluted	452,683	266,133	382,623	270,665

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.06)	$0.09	$0.46	$1.53
Discontinued operations	0.03	0.03	0.61	0.08

Net earnings (loss) per share attributable to common shares — Basic	$(0.03)	$0.12	$1.07	$1.61

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.06)	$0.09	$0.45	$1.49
Discontinued operations	0.03	0.03	0.61	0.08

Net earnings (loss) per share attributable to common shares — Diluted	$(0.03)	$0.12	$1.06	$1.57

Distributions per common share	$0.15	$0.5175	$0.55	$1.5525

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENT OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2009
(Unaudited)
(In thousands)

		Common Shares			Accumulated	Distributions
		Number		Additional	Other	in Excess of
	Preferred	of		Paid-in	Comprehensive	Net	Noncontrolling
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total
Balance as of January 1, 2009	$350,000	267,005	$2,670	$7,070,108	$(29,374)	$(655,513)	$19,878	$6,757,769
Consolidated net earnings	—	—	—	—	—	424,916	966	425,882
Issuances of common shares in Equity Offering	—	174,800	1,748	1,105,272	—	—	—	1,107,020
Issuances of common shares under common share plans	—	30,986	310	326,439	—	—	—	326,749
Conversion of non-controlling interest to common shares	—	410	4	1,101	—	—	(1,019)	86
Foreign currency translation gains, net	—	—	—	—	148,322	—	2,773	151,095
Unrealized gains/amortization on derivative contracts, net	—	—	—	—	6,646	—	—	6,646
Cost of share-based compensation awards	—	—	—	22,108	—	—	—	22,108
Change in receivable from timing differences on equity transactions	—	—	—	(40)	—	—	—	(40)
Distributions	—	—	—	—	—	(224,512)	(990)	(225,502)

Balance as of September 30, 2009	$350,000	473,201	$4,732	$8,524,988	$125,594	$(455,109)	$21,608	$8,571,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net earnings attributable to controlling interests	$424,916	$441,077
Adjustments to reconcile net earnings to net cash provided by operating activities:
Noncontrolling interest share in earnings	1,110	(4,510)
Straight-lined rents	(27,342)	(24,806)
Cost of share-based compensation awards	17,516	27,732
Depreciation and amortization	242,486	244,529
Equity in earnings from unconsolidated investees	(34,787)	(34,871)
Changes in operating receivables and distributions from unconsolidated investees	34,541	14,152
Amortization of deferred loan costs	11,190	8,765
Amortization of debt discount, net	51,049	45,225
Impairment of real estate properties and other assets	130,492	—
Gains on dispositions of assets included in discontinued operations	(214,609)	(10,393)
Gains recognized on disposition of investments in Japan property funds	(180,237)	—
Gains recognized on property dispositions, net	(22,419)	(5,816)
Gain on early extinguishment of debt	(173,218)	—
Unrealized foreign currency exchange (gains) losses, net	(56,897)	27,218
Deferred income tax (benefit) expense	(20,699)	19,478
Decrease (increase) in accounts and notes receivable and other assets	108,549	(40,720)
Decrease in accounts payable and accrued expenses and other liabilities	(61,351)	(11,471)

Net cash provided by operating activities	230,290	695,589

Investing activities:
Real estate investments	(1,024,625)	(4,338,201)
Tenant improvements and lease commissions on previously leased space	(37,498)	(44,333)
Non-development capital expenditures	(16,006)	(27,208)
Investments in and net advances to unconsolidated investees	(242,973)	(149,347)
Proceeds from disposition of investments in Japan property funds	500,000	—
Return of investment from unconsolidated investees	44,783	98,046
Proceeds from dispositions of real estate assets — China operations	845,468	—
Proceeds from dispositions of real estate assets	1,187,230	3,209,094
Proceeds from repayment of notes receivable	8,222	1,497

Net cash provided by (used in) investing activities	1,264,601	(1,250,452)

Financing activities:
Proceeds from sales and issuances of common shares	1,487,937	217,107
Distributions paid on common shares	(200,830)	(414,236)
Dividends paid on preferred shares	(19,062)	(19,071)
Noncontrolling interest (distributions) contributions, net	(929)	24,833
Debt and equity issuance costs paid	(95,971)	(11,448)
Net (payments on) proceeds from credit facilities	(2,317,654)	537,694
Repurchase of senior notes and extinguishment of secured mortgage debt	(900,137)	—
Proceeds from issuance of senior notes and secured mortgage debt	739,164	1,144,112
Payments on senior notes, secured mortgage debt and assessment bonds	(319,334)	(963,363)

Net cash (used in) provided by financing activities	(1,626,816)	515,628

Effect of foreign currency exchange rate changes on cash	(1,169)	(19,588)

Net decrease in cash and cash equivalents	(133,094)	(58,823)
Cash and cash equivalents, beginning of period	174,636	399,910

Cash and cash equivalents, end of period	$41,542	$341,087

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
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2009, our results of operations for the three and nine months ended September 30, 2009 and 2008, and our cash flows for the nine months ended September 30, 2009 and 2008 have been included. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements on November 4, 2009. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2008 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
Certain amounts included in the accompanying consolidated financial statements for 2008 have been restated due to the required retroactive application of a new accounting standard that we adopted as of January 1, 2009, as further discussed below. In addition, in 2009 we began reporting the direct costs associated with our investment management segment as Investment Management Expenses in our Consolidated Statements of Operations. These costs include the property-level management expenses associated with the properties owned by the unconsolidated investees (previously included in Rental Expenses) and the direct investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). Therefore, we have reclassified these expenses in 2008, as well as certain other 2008 amounts, to conform to the 2009 financial statement presentation.
Adoption of New Accounting Pronouncements. On July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) that establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards.
On January 1, 2009, we adopted a new accounting standard that establishes a framework for measuring fair value of non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis but only in certain circumstances, such as a business combination. This adoption did not have a material impact on our consolidated financial statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In December 2007, the FASB issued two new accounting standards for business combinations and consolidations. These accounting standards require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. The accounting standard related to business combinations applies to business combinations occurring after the effective date, including any that existed at the effective date. This accounting standard broadens the scope of what qualifies as a business combination to include the acquisition of an operating property by us and our unconsolidated investees. Transaction costs related to the acquisition of a business that were previously capitalized are expensed under this new standard. The transaction costs related to the acquisition of land and equity method investments continue to be capitalized. This accounting standard requires subsequent adjustments of tax uncertainties that occur after the purchase price allocation period to be recognized in earnings. Previously, these adjustments were recognized in the purchase price as an adjustment to goodwill. The initial adoption of this accounting standard, as of January 1, 2009, did not have a material impact on our financial position or results of operations. The adoption of the accounting standard regarding consolidations, as of January 1, 2009, changed the classification and reporting of our noncontrolling interests (previously referred to as minority interests). The provisions of both accounting standards may have a more significant impact on our consolidated financial statements in the future depending on our acquisition activity and any potential changes to our tax uncertainties.
In March 2008, the FASB issued an accounting standard that requires enhanced disclosures related to derivative instruments and hedging activities. This accounting standard requires disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted this accounting standard on January 1, 2009 and applied it prospectively. As the accounting standard only requires enhanced disclosures, the adoption did not have a significant impact on our consolidated financial statements.
In May 2008, the FASB issued an accounting standard that requires separate accounting for the debt and equity components of convertible debt. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt (the first cash redemption date in 2012 and 2013 for our outstanding convertible notes) as additional non-cash interest expense. We adopted this accounting standard on January 1, 2009 on a retroactive basis to the convertible notes we issued in 2007 and 2008. As a result, we restated 2008 amounts to reflect the adjustments to debt and equity, as well as the additional interest expense. This restatement also impacted the interest we would have capitalized related to our development activities for both properties we currently own, as well as properties that were contributed or sold during the periods the convertible notes were outstanding.
The following tables illustrate the impact of this accounting standard on our Consolidated Balance Sheet and Consolidated Statement of Operations for these periods (in thousands):

	As of December 31, 2008
	As Reported	Adjustments	As Restated
Consolidated Balance Sheet:
Real estate	$15,706,172	$19,100	$15,725,272
Other assets	$1,129,182	$(2,189)	$1,126,993
Debt	$11,007,636	$(296,268)	$10,711,368
Additional paid-in capital	$6,688,615	$381,493	$7,070,108
Distributions in excess of net earnings	$(587,199)	$(68,314)	$(655,513)

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the Three Months Ended September 30, 2008
	As Reported	Adjustments	As Restated
			(before 2009 discontinued
			operations adjustment)
Consolidated Statement of Operations:
Total cost of CDFS dispositions	$733,022	$807	$733,829
Interest expense	$83,327	$10,512	$93,839
Net earnings attributable to controlling interests	$49,805	$(11,319)	$38,486
Net earnings per share attributable to common shares — Basic	$0.17	$(0.05)	$0.12
Net earnings per share attributable to common shares — Diluted	$0.16	$(0.04)	$0.12

	For the Nine Months Ended September 30, 2008
	As Reported	Adjustments	As Restated
			(before 2009 discontinued
			operations adjustment)
Consolidated Statement of Operations:
Total cost of CDFS dispositions	$2,818,114	$1,322	$2,819,436
Interest expense	$252,587	$31,541	$284,128
Net earnings attributable to controlling interests	$473,940	$(32,863)	$441,077
Net earnings per share attributable to common shares — Basic	$1.74	$(0.13)	$1.61
Net earnings per share attributable to common shares — Diluted	$1.69	$(0.12)	$1.57
See Note 6 for additional information on our convertible notes.
In April 2009, the FASB issued a new accounting standard that amends previous accounting standards and requires disclosures about fair value of financial instruments in interim financial statements. These disclosures were previously only required in annual financial statements. On June 30, 2009, we adopted this accounting standard, which did not have a material impact on our consolidated financial statements, as the only requirement was additional disclosures.
In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity (“VIE”) and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard will also require assessments at each reporting period of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. We are currently evaluating the impact that this accounting standard will have on our financial position and results of operations upon adoption.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
3. Real Estate:
Real estate assets are presented at cost, and consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Industrial properties (1):
Improved land	$2,615,208	$2,413,840
Buildings and improvements	8,920,559	8,542,116
Retail and mixed use properties (2):
Improved land	83,401	81,117
Buildings and improvements	304,607	277,875
Properties under development, including cost of land (3)	354,885	1,181,344
Land held for development (4)	2,694,925	2,482,582
Land subject to ground leases and other	416,577	425,001
Other investments (5)	240,533	321,397

Total real estate assets	15,630,695	15,725,272
Less accumulated depreciation	1,606,533	1,583,299

Net real estate assets	$14,024,162	$14,141,973

(1)	At September 30, 2009 and December 31, 2008, we had 1,201 and 1,297 distribution properties consisting of 194.1 million square feet and 195.7 million square feet, respectively. This includes operating properties we developed with the intent to contribute to an unconsolidated property fund that we previously referred to as our CDFS properties. Beginning December 31, 2008, we now intend to generally hold these properties and we refer to them as our completed development properties (see Note 1 and Note 10 for information about changes to our business segments).

(2)	At September 30, 2009 and December 31, 2008, we had 35 and 34 retail properties consisting of 1.5 million square feet and 1.4 million square feet, respectively. We also owned two office properties with aggregate cost of $38.6 million at September 30, 2009 and one office property with a cost of $7.9 million at December 31, 2008.

(3)	Properties under development consisted of 9 properties aggregating 3.0 million square feet at September 30, 2009 and 65 properties aggregating 19.8 million square feet at December 31, 2008. Our total expected investment upon completion of the properties under development at September 30, 2009 was $438.3 million, including development and leasing costs.

(4)	Land held for development consisted of 10,417 acres and 10,134 acres at September 30, 2009 and December 31, 2008, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5)	Other investments include: (i) certain infrastructure costs related to projects we are developing on behalf of others; (ii) costs incurred related to future development projects, including purchase options on land; (iii) costs related to our corporate office buildings, which we occupy; (iv) earnest money deposits associated with potential acquisitions; and (v) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties.
At September 30, 2009, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden, and the United Kingdom) and Asia (Japan and South Korea).
During the nine months ended September 30, 2009, we recognized net gains of $22.4 million related to the sale of land parcels ($4.5 million gain), the contribution of properties ($2.5 million gain), the recognition of previously deferred gains from three property funds when those property funds sold properties to third parties that we originally contributed ($9.4 million in gains) and a $6.0 million gain related to the settlement of an obligation to our fund partner in connection with the restructuring of ProLogis North American Industrial Fund II in July 2009. The contribution activity resulted in cash proceeds of $454.4 million and included the contribution of 30 development properties aggregating 6.1 million square feet to ProLogis European Properties Fund II (“PEPF II”).
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
During the three and nine months ended September 30, 2009, we recorded impairment charges of $39.7 million and $123.9 million, respectively, related primarily to completed development properties in Europe that we have contributed or expected to contribute to PEPF II. The charges represent the difference between the estimated proceeds from disposition and our cost basis at the time of contribution and were due to our intent to contribute or sell these properties at the time of the impairment charge. We estimated the proceeds from contribution of these properties based on the future net rental income of the property and the expected market capitalization rates or on third party appraisals. In the case of properties to be contributed to PEPF II, we further adjusted the capitalization rates based on our contribution agreement with PEPF II, which was modified during the fourth quarter of 2008. To determine the contribution value for 2009 contributions, after the capitalization rate is determined based on a third party appraisal, a margin of 0.25 to 0.75 percentage points is added depending on the quarter contributed. This modification was made due to the belief that appraisals were lagging true market conditions. The agreement provides for an adjustment in our favor if the appraised values at the end of 2010 are higher than those used to determine contribution values. These properties do not meet the criteria to be classified as held for sale at September 30, 2009.
The estimate of proceeds from disposition is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business and represents primarily Level 3 input, as discussed in Note 9. However, assumptions and estimates about future rental income, market capitalization rates and the timing of the contribution are complex and subjective. Changes in economic and operating conditions and the ultimate investment intent that may occur in the future could impact these assumptions and result in additional impairment charges of these or other real estate properties.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4. Unconsolidated Investees:
Summary of Investments
Our investments in and advances to unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	September 30,	December 31,
	2009	2008
Property funds	$1,838,797	$1,957,977
Other investees	366,451	312,016

Totals	$2,205,248	$2,269,993

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
Summarized information regarding our investments in the property funds is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Earnings (loss) from unconsolidated property funds:
North America	$1,072	$4,408	$2,025	$(1,798)
Europe	10,374	7,277	25,449	16,977
Asia	193	6,233	3,661	20,725

Total earnings from unconsolidated property funds	$11,639	$17,918	$31,135	$35,904

Property management and other fees and incentives:
North America	$15,224	$15,423	$46,021	$44,734
Europe	13,375	15,181	38,102	39,957
Asia	178	4,521	2,353	12,504

Total property management and other fees and incentives	$28,777	$35,125	$86,476	$97,195

We also earned property management fees from joint ventures and other entities of $17.0 million and $24.7 million during the three and nine months ended September 30, 2009, respectively. This includes fees earned from the Japan property funds after February 2009, which is the date we sold our investments in the funds, through July 2009. In connection with the termination of the property management agreement for these properties, we earned a termination fee of $16.3 million that is included within Property Management and Other fees and Incentives in our Consolidated Statements of Operations for the three and nine months ended September 30, 2009.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	September 30,	December 31,	September 30,	December 31,
Property Fund	2009	2008	2009	2008
ProLogis California	50.0%	50.0%	$113,292	$102,685
ProLogis North American Properties Fund I	41.3%	41.3%	21,916	25,018
ProLogis North American Properties Fund VI	20.0%	20.0%	34,464	35,659
ProLogis North American Properties Fund VII	20.0%	20.0%	32,529	32,679
ProLogis North American Properties Fund VIII	20.0%	20.0%	12,674	13,281
ProLogis North American Properties Fund IX	20.0%	20.0%	13,652	13,375
ProLogis North American Properties Fund X	20.0%	20.0%	15,121	15,567
ProLogis North American Properties Fund XI	20.0%	20.0%	28,311	28,322
ProLogis North American Industrial Fund	23.0%	23.1%	198,905	191,088
ProLogis North American Industrial Fund II (1)	37.0%	36.9%	340,355	265,575
ProLogis North American Industrial Fund III	20.0%	20.0%	142,639	122,148
ProLogis Mexico Industrial Fund	24.2%	24.2%	93,526	96,320
ProLogis European Properties (“PEPR”)	24.8%	24.9%	335,301	321,984
ProLogis European Properties Fund II (“PEPF II”) (2)	32.7%	36.9%	434,938	312,600
ProLogis Korea Fund	20.0%	20.0%	21,174	21,867
ProLogis Japan property funds (3)	—	20.0%	—	359,809

Totals			$1,838,797	$1,957,977

(1)	On July 1, 2009, we and our fund partner amended a loan agreement and the governing documents of this property fund. The property fund extended the term of a $411.3 million loan payable to an affiliate of our fund partner, which was scheduled to mature in July 2009, until 2014 with an option for an additional extension until 2016. As part of the restructuring, we made an $85 million cash capital contribution to the property fund and we may be required to make an additional cash contribution of up to $25 million for the repayment of debt or other obligations. In addition, we pledged properties we own directly, valued at approximately $275 million, to serve as additional collateral on the loan and outstanding derivative contracts. As a result, we are entitled to receive a 10% preferred distribution on all new contributions paid out of operating cash flow prior to other distributions. Upon liquidation of the property fund, we are entitled to receive a 10% preferred return per annum on our initial equity investment and the return of our total investment prior to any other distributions.

(2)	During 2008, PEPR owned approximately 30% of PEPF II. In December 2008, we purchased a 20% ownership interest in PEPF II from PEPR. In February 2009, PEPR sold its remaining 10% interest in PEPF II.

(3)	On February 9, 2009, we sold our interests in the Japan property funds resulting in the recognition of a gain of $180.2 million and current income tax expense of $20.5 million (see Note 2).
Several property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through property fund contributions or cash. Our fund partners fulfill their equity commitment with cash. To the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the property fund. During the nine months ended September 30, 2009, we made cash contributions into the property funds of $196.8 million and loaned $25.4 million to a property fund (discussed below). The contributions included $106.6 million (in respect of our 20% ownership interest that we acquired from PEPR in December 2008) in connection with the contribution of 30 properties to PEPF II, $85 million to ProLogis North American Industrial Fund II (as discussed above) and amounts to ProLogis North American Industrial Fund and ProLogis North American Properties Fund XI for the repayment of debt.
Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	2009
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2009:
Revenues	$212.5	$191.8	$2.6	$406.9
Net earnings (loss) (1)(2)(3)	$(3.3)	$31.6	$0.9	$29.2
For the nine months ended September 30, 2009:
Revenues	$649.0	$536.3	$38.1	$1,223.4
Net earnings (loss) (1)(2)(3)	$(22.0)	$68.2	$15.5	$61.7
As of September 30, 2009:
Total assets	$9,867.7	$8,927.1	$148.8	$18,943.6
Amounts due to us (4)	$53.7	$33.8	$—	$87.5
Third party debt (5)	$5,570.1	$4,168.2	$47.3	$9,785.6
Total liabilities	$5,890.5	$5,052.1	$50.9	$10,993.5
Noncontrolling interest	$(0.5)	$19.2	$—	$18.7
Fund partners’ equity	$3,977.8	$3,855.8	$97.8	$7,931.4
Our weighted average ownership (6)	27.6%	28.7%	20.0%	28.0%
Our investment balance (1)(7)	$1,047.4	$770.2	$21.2	$1,838.8
Deferred gains, net of amortization (8)	$242.5	$296.3	$—	$538.8

	2008
	North
	America	Europe	Asia	Total
For the three months ended September 30, 2008:
Revenues	$216.3	$171.8	$77.5	$465.6
Net earnings (loss)(1)	$(2.3)	$23.0	$24.0	$44.7
For the nine months ended September 30, 2008:
Revenues	$622.5	$480.3	$212.7	$1,315.5
Net earnings (loss) (1)	$(43.8)	$50.2	$83.9	$90.3
As of December 31, 2008:
Total assets	$9,979.2	$8,982.9	$5,821.6	$24,783.7
Amounts due to us	$30.2	$22.4	$147.4	$200.0
Third party debt (5)	$5,726.0	$4,829.9	$2,906.5	$13,462.4
Total liabilities	$5,985.4	$5,581.1	$3,855.1	$15,421.6
Noncontrolling interest	$10.7	$19.8	$—	$30.5
Fund partners’ equity	$3,983.1	$3,382.0	$1,966.5	$9,331.6
Our weighted average ownership (6)	27.5%	30.2%	20.0%	26.9%
Our investment balance (1)(7)	$941.7	$634.6	$381.7	$1,958.0
Deferred gains, net of amortization (8)	$246.7	$299.0	$163.3	$709.0

(1)	In North America, certain property funds are or have been a party to interest rate swap contracts that were initially designated as cash flow hedges and used to mitigate interest expense volatility associated with movements of interest rates in future debt issuances. Certain of these derivative contracts no longer meet the requirements for hedge accounting and, therefore, the changes in fair value of these contracts are recorded through earnings, along with the gain or loss on settlement of the underlying debt instrument. In Japan, each of the property funds were party to interest rate swap contracts that did not qualify for hedge accounting and all of the change in fair value was recorded through earnings.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table represents gains (losses) recognized by the property funds, on a combined basis, related to derivative activity (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

North America property funds	$(7,815)	$(1,899)	$(20,822)	$(41,957)
Japan property funds	—	(8,725)	—	11,338

Total losses related to derivative activity	$(7,815)	$(10,624)	$(20,822)	$(30,619)

Our proportionate share of losses from unconsolidated property funds derivative activity	$(2,890)	$(2,447)	$(7,700)	$(13,089)
As of September 30, 2009, ProLogis North American Industrial Fund II had outstanding interest rate swap contracts, with notional amounts aggregating $181.9 million resulting in a liability at fair value of $28.8 million and swap rates ranging from 5.78% to 5.83%.

(2)	In September 2009, two North American property funds recorded impairment charges aggregating $11.1 million related to properties they expect to sell. During the three and nine months ended September 30, 2009, PEPR sold 4 and 14 properties to unrelated third parties that resulted in a gain of $4.0 million and a loss of $15.3 million, respectively.

(3)	During the three months ended September 30, 2009, ProLogis North American Industrial Fund paid off debt scheduled to mature in 2011 and 2012 at a $32.4 million discount. This resulted in the recognition of a gain on early extinguishment of debt that was included in net earnings.

(4)	During the first quarter of 2009, we and our fund partner each loaned $25.4 million to ProLogis North American Industrial Fund III that was used to repay maturing debt of the property fund. These notes will be paid with operating cash flow, mature at dissolution of the property fund and bear interest at LIBOR plus 8%. As of September 30, 2009, the outstanding balance was $23.2 million. In addition, as of September 30, 2009 and December 31, 2008, ProLogis Mexico Industrial Fund had a note payable to us for $14.3 million and $15.2 million, respectively. The remaining amounts represent current balances from services provided by us.

(5)	As of September 30, 2009 and December 31, 2008, we had not guaranteed any of the third party debt of the property funds. On July 1, 2009, in connection with the restructuring and amendment of the partnership and loan agreements discussed earlier, we pledged direct owned properties, valued at approximately $275 million, to serve as additional collateral for the secured loan of ProLogis North American Industrial Fund II payable to an affiliate of our fund partner and outstanding derivative contracts.

(6)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(7)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

(8)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.
Other unconsolidated investees
At September 30, 2009, we had investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and own office properties. The amounts we have

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
recognized as our proportionate share of the earnings (loss) from our investments in these entities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
North America	$278	$2,716	$2,866	$10,604
Europe	(971)	2,492	(16)	1,825

Total earnings (loss) from other unconsolidated investees	$(693)	$5,208	$2,850	$12,429

     Our investments in and advances to these entities are as follows (in thousands):

	September 30,	December 31,
	2009	2008
North America	$150,616	$150,963
Europe (1)	185,574	161,053
Asia (2)	30,261	—

Total	$366,451	$312,016

(1)	Included in this balance is $137.4 million, representing our 25% investment in and advances to a joint venture that develops retail and mixed use properties. In light of the current environment, we have been evaluating our options associated with this investment. During the second quarter of 2009, the management of this company implemented a restructuring plan. The plan will include using the proceeds received from the orderly disposition of assets to repay debt and return capital to the equity investors. We believe that we will recover our investment based on the current plan, however, we will continue to monitor the progress in executing the plan and thereby our ability to realize our investment.

(2)	This investment relates to a new joint venture in Japan to which we contributed land. The joint venture is with one partner and is accounted for under the equity method as we do not have majority voting rights and all substantive decisions require unanimous consent of both us and our partner. Our partner is responsible for funding 51% of the costs of construction and we are responsible for 49%. The joint venture expects to obtain secured financing and use the proceeds to reimburse our costs of construction. Following financing, our total investment in this joint venture is expected to equal our land investment balance and represent 60% of the joint venture equity.
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
As discussed in Note 2, all of the assets and liabilities associated with our China operations were classified as held for sale in our accompanying Consolidated Balance Sheet as of December 31, 2008, as well as one property in Japan that we sold to a third party in April 2009.
We had no properties classified as held for sale at September 30, 2009.
During the first nine months of 2009, other than our China operations, we disposed of 128 properties to third parties aggregating 13.7 million square feet, 3 of which were development properties. This includes a portfolio of 90 properties aggregating 9.6 million square feet that were sold to a single venture and we will continue to act as property manager for this venture. During all of 2008, we disposed of 15 properties to third parties, 6 of which were development properties, as well as land subject to ground leases.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The income attributable to discontinued operations is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental revenue	$96	$28,079	$37,033	$78,312
Other income	—	84,258	93	84,295

Total revenues	96	112,337	37,126	162,607

Expenses:
Rental expenses	(624)	11,038	10,033	26,230
General and administrative	—	4,191	1,305	12,815
Depreciation and amortization	109	7,415	8,614	23,633
Other expenses	—	83,842	7	84,782

Total expenses	(515)	106,486	19,959	147,460

Operating income	611	5,851	17,167	15,147
Total other income, (expense) net	—	(2,176)	787	(13,186)
Noncontrolling interest share in (earnings) loss	—	2,458	(144)	8,175

Income attributable to assets held for sale and disposed properties	611	6,133	17,810	10,136
Net gain related to disposed assets — China operations	—	—	3,315	—
Net gains recognized on property dispositions	14,270	2,600	211,294	10,393

Total discontinued operations	$14,881	$8,733	$232,419	$20,529

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, excluding the China operations and including minor adjustments to previous dispositions (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of properties	3	4	128	9
Net proceeds from dispositions	$33,952	$14,909	$700,758	$81,411
Net gains from dispositions	$14,270	$2,600	$211,294	$10,393
6. Debt:
Our debt consisted of the following (dollars in thousands):

	September 30, 2009		December 31, 2008
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding
Global Line	2.27%	$823,781	2.38%	$2,617,764
Credit Facility (1)	—	—	2.81%	600,519
Senior and other notes	6.02%	3,698,544	5.60%	3,995,410
Convertible senior notes (2)	5.55%	2,167,546	5.56%	2,590,133
Secured mortgage debt	6.79%	989,105	6.79%	877,916
Assessment bonds	6.52%	27,129	6.55%	29,626

Totals	5.59%	$7,706,105	4.75%	$10,711,368

(1)	We repaid the balance outstanding and terminated our existing multi-currency credit facility (the “Credit Facility”), which was scheduled to mature on October 6, 2009, with borrowings under our global line of credit (the “Global Line”).

(2)	The weighted average interest rate reflects the effective rate after the adoption of the new accounting standard for convertible debt (see Note 1 for more information on the adoption). The weighted coupon interest rate was 2.2% for both periods.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2009, we were in compliance with all of our debt covenants.
During 2009, in connection with our announced initiatives to reduce debt, we purchased portions of several series of notes outstanding at a discount and extinguished some secured mortgage debt prior to maturity, as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2009
Convertible Notes
Original principal amount	$15,000	$536,257
Cash purchase price	$13,028	$351,105
Senior Notes (1)
Original principal amount	$20,000	$363,192
Cash purchase price	$19,925	$322,015
Secured Mortgage Debt
Original principal amount (2)	$227,017	$227,017
Cash extinguishment price	$227,017	$227,017
Total
Original principal amount	$262,017	$1,126,466
Cash purchase / extinguishment price	$259,970	$900,137
Gain on early extinguishment of debt (3)	$12,010	$173,218

(1)	Included in the nine months ended September 30, 2009 is the repurchase of €97.7 million ($136.0 million) original principal amount of our Euro senior notes for €82.6 million ($115.1 million).

(2)	Amount excludes premium of $11.4 million that was recorded upon acquisition.

(3)	Although we reduced our debt obligations by $2.0 million and $226.3 million in the three and nine months ended September 30, 2009, respectively, the gain is calculated based on the recorded debt balance, including related debt issuance costs, premiums and discounts.
Credit Facilities
In July 2009, we exercised our option to extend the maturity of our Global Line to October 6, 2010. In August 2009, we amended our Global Line, extending the maturity to August 21, 2012 and reducing the size of the aggregate commitments to $2.25 billion (subject to currency fluctuations), after October 6, 2010. The Global Line will continue to have a capacity of $3.8 billion (subject to currency fluctuations) through October 6, 2010. We may draw funds from a syndicate of banks in US dollars, euros, Japanese yen, British pound sterling and Canadian dollars, and until October 2010, South Korean won. Lenders who did not participate in the amended and extended facility will be subject to the pre-amendment pricing structure through October 6, 2010, while the new pricing structure is effective immediately to extending lenders. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (2.27% per annum at September 30, 2009 based on a weighted average using local currency rates).
We also have a 12.6 million British pound sterling facility, which matures December 31, 2009. During the first quarter of 2009, we reduced the commitment of this facility to the balance of the outstanding letters of credit.
As of September 30, 2009, we had outstanding borrowings of $823.8 million and letters of credit of $124.1 million under these facilities, resulting in remaining borrowing capacity of approximately $2.9 billion.
Convertible Notes
We issued three series of convertible senior notes in 2007 and 2008 and refer to them in the aggregate as “Convertible Notes”. The Convertible Notes are senior obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
conversion rate per $1,000 of principal amount of the notes of 13.1614 shares for the March 2007 issuance, 12.2926 shares for the November 2007 issuance and 13.1203 shares for the May 2008 issuance. The initial conversion price ($76.58 for the March 2007 issuance, $82.00 for the November 2007 issuance and $76.22 for the May 2008 issuance) represented a premium of approximately 20% over the closing price of our common shares at the date of first sale and is subject to adjustment under certain circumstances. The Convertible Notes, issued in 2007 and 2008, are redeemable at our option beginning in 2012 and 2013, respectively, for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the Convertible Notes have the right to require us to repurchase their Convertible Notes for cash on specific dates approximately every five years beginning in 2012 and 2013 and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2012 and 2013 in the schedule of debt maturities below based on the first put date and we will amortize the discount through these dates.
While we have the legal right to settle the conversion in either cash or shares, we intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the current conversion rates, 30.6 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. If the Conversion Spread becomes dilutive to our earnings per share, (i.e., if our share price exceeds $75.98 for the March 2007 issuance, $81.35 for the November 2007 issuance or $76.22 for the May 2008 issuance) we will include the shares in our computation of diluted earnings per share.
After the adoption of the new accounting standard related to convertible debt, as discussed in Note 1, below is information related to the Convertible Notes (in thousands):

	September 30, 2009	December 31, 2008
Principal amount	$2,384,243	$2,920,500
Discount	(216,697)	(330,367)

Net carrying balance	$2,167,546	$2,590,133

Additional paid-in capital — conversion option	$381,493	$381,493
Interest expense related to the Convertible Notes includes the following components (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Coupon rate	$13,134	$15,893	$43,183	$42,527
Amortization of discount	16,921	19,632	55,082	53,468
Amortization of deferred loan costs	1,104	988	2,919	2,482

Interest expense	$31,159	$36,513	$101,184	$98,477

Effective interest rate	5.54%	5.56%	5.55%	5.50%
Senior and Other Notes
On August 11, 2009, we issued $350.0 million of 7.625% senior notes maturing in 2014, at 99.489% of par value for an all-in-rate of 7.75%. The proceeds were used to repay borrowings under our credit facilities and other debt.
During the third quarter of 2009, we repaid maturing debt of $250.0 million with borrowings under our Global Line.
On October 1, 2009, we completed a consent solicitation with regard to our senior notes, other than our Convertible Notes, to amend certain covenants and events of default contained in the indenture governing the notes and to provide that all series of the senior notes issued under the indenture, other than the Convertible Notes, will have the same financial covenants and events of default. Due to the terms of the Convertible Notes, they are not subject to financial covenants.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Secured Mortgage Debt
During the second quarter of 2009, we issued $391.7 million in secured mortgage debt including $101.8 million at 6.5% due July 2014, $245.5 million at 7.55% due July 2019 and a ¥4.3 billion TMK bond ($47.4 million at September 30, 2009) at 4.09% (effective fixed rate including interest rate swap contract) that matures in June 2012. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. These financings are secured by 65 real estate properties with an aggregate undepreciated cost of $1.2 billion at September 30, 2009.
Long-Term Debt Maturities
Principal payments due on our debt, excluding the Global Line, for the remainder of 2009 and for each of the years in the five-year period ending December 31, 2014 and thereafter are as follows (in thousands):

2009 (1)	$28,200
2010 (1)	230,939
2011 (1)	410,266
2012 (2)	1,474,888
2013 (2) (3)	1,611,833
2014	513,797
Thereafter	2,817,762

Total principal due	7,087,685
Less: discount, net	205,361

Net carrying balance	$6,882,324

(1)	We expect to repay the amounts maturing in 2009, 2010 and 2011 with borrowings under our Global Line or with proceeds from the issuance of debt or equity securities, depending on market conditions.

(2)	The maturities in 2012 and 2013 include the aggregate principal amounts of convertible notes of $1,107.5 million and $1,276.8 million, respectively, based on the year in which the holders first have the right to require us to repurchase their notes.

(3)	The convertible notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.
7. Long-Term Compensation:
Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. The full value awards include restricted share units (“RSUs”), contingent performance shares (“CPSs”) and performance share awards (“PSAs”).
Summary of Activity
The activity for the nine months ended September 30, 2009, with respect to our share options, is as follows:

	Options Outstanding
	Number of	Weighted Average
	Options	Exercise Price	Options Exercisable
Balance at December 31, 2008	7,779,747	$31.76	5,526,718
Forfeited	(1,102,023)	31.85

Balance at September 30, 2009	6,677,724	$31.72	4,664,181

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The activity for the nine months ended September 30, 2009, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested
Balance at December 31, 2008	3,381,009
Granted	1,826,770
Exercised	(779,707)
Forfeited	(364,797)

Balance at September 30, 2009	4,063,275	$19.75	148,069

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
The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net earnings (loss) attributable to common shares	$(11,788)	$32,153	$405,809	$422,006
Noncontrolling interests attributable to convertible limited partnership units (1)	—	—	966	3,665

Adjusted net earnings (loss) attributable to common shares	$(11,788)	$32,153	$406,775	$425,671

Weighted average common shares outstanding — Basic	452,683	263,139	379,421	261,665
Incremental weighted average effect of conversion of limited partnership units (1)	—	—	1,192	5,088
Incremental weighted average effect of share awards (2)	—	2,994	2,010	3,912

Weighted average common shares outstanding — Diluted	452,683	266,133	382,623	270,665

Net earnings (loss) per share attributable to common shares — Basic	$(0.03)	$0.12	$1.07	$1.61

Net earnings (loss) per share attributable to common shares — Diluted	$(0.03)	$0.12	$1.06	$1.57

(1)	If the impact of limited partnership units is anti-dilutive, the income and shares are not included in the diluted per share calculation.

(2)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 11,470 and 9,603 for the three months ended September 30, 2009 and 2008, respectively and 11,739 and 9,993 for the nine months ended September 30, 2009 and 2008, respectively. Of the potentially dilutive instruments, 6,062 and 3,112 were anti-dilutive for the three months ended September 30, 2009 and 2008, respectively and 6,875 and 1,769 were anti-dilutive for nine months ended September 30, 2009 and 2008, respectively. During a loss period, the effect of stock awards is not included as the impact is anti-dilutive.
On April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share (“Equity Offering”). We received net proceeds of $1.1 billion that were used to repay borrowings under our credit

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
facilities. During the third quarter of 2009, we issued 29.8 million shares and received net proceeds of approximately $325.1 million under our at the market equity issuance program.
9. Financial Instruments:
Derivative Financial Instruments
In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivatives contracts. Foreign currency contracts, including forwards and options, may be used to manage foreign currency exposure. We may use interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading purposes. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.
Our use of derivatives does generate the risk that counterparties may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
All derivatives are recognized at fair value in the Consolidated Balance Sheets within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as and qualify as hedging instruments. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. We do not typically designate derivatives as fair value hedges or hedges of net investments.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss). We reclassify changes in the fair value of derivatives into the applicable line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized into earnings.
For derivatives that will be accounted for as hedging instruments in accordance with the accounting standards, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized into earnings. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign currency fluctuations but do not meet the strict hedge accounting requirements.
Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. The

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We typically designate our interest rate swap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets, and reclassified into the line item, Interest Expense in the Consolidated Statement of Operations over the corresponding period of the hedged item. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.
There was no ineffectiveness recorded during the three and nine months ended September 30, 2009 and 2008. The amount reclassified to interest expense for the three and nine months ended September 30, 2009 and 2008 is not considered material.
We generally have the following derivative contracts not designated as hedges:
•	Foreign currency forwards — we may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statement of Operations. For contracts associated with intercompany loans, the impact on earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans. We had no outstanding foreign currency forwards at September 30, 2009.

•	Foreign currency put options — we may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. These contracts are marked-to-market through earnings in Foreign Currency Exchange Gains (Losses), Net, as they do not qualify for hedge accounting treatment. We had no outstanding foreign currency put options at September 30, 2009.
The following table summarizes the activity in our derivative instruments (in millions):

	For the Nine Months Ended September 30,
	2009		2008
	Foreign	Interest	Foreign	Interest
	Currency	Rate	Currency	Rate
	Forwards (1)	Swaps (2)	Forwards (1)	Swaps (3)

Notional amounts at January 1	$—	$—	$360.7	$—
New contracts	351.7	44.6	—	250.0
Matured or expired contracts	(351.7)	—	(360.7)	(250.0)

Notional amounts at September 30	$—	$44.6	$—	$—

(1)	During the first nine months of 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations. During the first nine months of 2008, we recognized net losses of $3.2 million associated with forward contracts on certain intercompany loans. These losses were also included in Foreign Currency Exchange Gains (Losses), Net.

(2)	In June 2009, we entered into an interest rate swap contract to fix the interest rate on our variable rate TMK bond (¥4.3 billion) that matures in June 2012. We designated this contract as a cash flow hedge and it qualifies for hedge accounting treatment. We have recorded a liability of $0.2 million in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets at September 30, 2009.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

(3)	During the first nine months of 2008, in connection with the issuance of notes, we entered into and unwound interest rate swap contracts and recognized a decrease in value of $3.3 million in Accumulated Other Comprehensive Loss in ProLogis Shareholders’ Equity on our Consolidated Balance Sheets and began amortizing as an increase to Interest Expense as interest payments are made on the related notes.
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
At September 30, 2009 and December 31, 2008, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments, the recent acquisition of these items or, in the case of notes receivable, adjustments to fair value made in connection with impairment charges recorded in 2008.
At September 30, 2009 and December 31, 2008, the fair value of our senior notes and convertible notes, have been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our credit facilities have been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that does not have current quoted market prices available have been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments are determined through widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2009 and December 31, 2008, as compared with those in effect when the debt was issued or acquired. In addition, based on debt market conditions as of September 30, 2009 and December 31, 2008, many of our public debt issuances were trading at a discount to par value. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
The following table reflects the carrying amounts and estimated fair values of our financial instruments (in thousands):

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Debt:
Global Line and Credit Facility	$823,781	$793,149	$3,218,283	$3,175,128
Senior and other notes	3,698,544	3,526,974	3,995,410	2,284,892
Convertible senior notes	2,167,546	2,097,330	2,590,133	1,289,163
Secured mortgage debt	989,105	977,204	877,916	837,727
Assessment bonds	27,129	28,402	29,626	32,903

Total debt	$7,706,105	$7,423,059	$10,711,368	$7,619,813

10. Business Segments:
As discussed in Note 1, we modified our business strategy during the fourth quarter of 2008 to no longer focus on the CDFS business segment. We made contributions and dispositions of CDFS properties through December 2008 and have reported the results of operations of this activity within this business segment. As of December 31, 2008, we transferred all of the assets from the CDFS business segment into our two remaining segments. We now intend to principally hold the properties we had previously planned to contribute, and, therefore, we have transferred these assets to our direct owned segment. The investments we have in joint ventures have been transferred to our investment management segment. Our current segments are as follows:
•	Direct Owned — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development. In addition, in 2009, we also include the land we own and lease to customers under ground leases that was previously included in our other operating segments. Therefore, we have reclassified 2008 amounts to conform to the 2009 presentation.

•	Investment Management — representing the long-term investment management of property funds and industrial and retail joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any. We utilize our leasing and property management expertise to efficiently manage the properties and our unconsolidated investees, and we allocate the costs as Investment Management Expenses in this segment. Each investment in a property fund or joint venture is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Japan, through July 2009, and South Korea).
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)
portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Operations. During the period between the completion of development or acquisition of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses were included in the direct owned segment because the primary activity associated with the property during that period was leasing. Upon contribution or sale, the resulting gain or loss was included in the income of the CDFS business segment. The separate activities in this segment were considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. When a property that we originally contributed to a property fund was sold to a third party, we recognized any gain that was deferred due to our ownership interest in the property fund at the time of contribution as CDFS proceeds. In 2009, the only activity being reported in the CDFS segment is the gain on sale of our investments in the Japan property funds as it is essentially the recognition of gains from this segment that were deferred due to our ownership interests at the time of the contribution. Our CDFS business segment operations in 2008 were in North America (Canada, Mexico and the United States), in Europe (the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and in Asia (Japan and South Korea).
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Direct owned (1):
North America	$198,330	$199,532	$601,752	$612,177
Europe	15,376	27,301	46,268	87,403
Asia	14,434	6,426	34,222	25,917

Total direct owned segment	228,140	233,259	682,242	725,497

Investment management (2):
North America	16,974	20,854	50,157	46,723
Europe	22,043	24,927	62,230	57,624
Asia	16,678	10,754	29,409	33,229

Total investment management segment	55,695	56,535	141,796	137,576

CDFS business (3):
North America	—	129,137	—	713,439
Europe	—	526,623	—	1,918,326
Asia	—	64,746	180,237	651,984

Total CDFS business segment	—	720,506	180,237	3,283,749

Total segment revenues	283,835	1,010,300	1,004,275	4,146,822
Reconciling item (4)	(9,903)	(21,410)	(30,596)	(40,381)

Total revenues	$273,932	$988,890	$973,679	$4,106,441

Net operating income:
Direct owned operations (1)(5):
North America	$137,899	$141,762	$421,550	$427,114
Europe	2,265	15,350	10,737	49,375
Asia	10,188	4,215	22,696	19,292

Total direct owned segment	150,352	161,327	454,983	495,781

Investment management (2)(6):
North America	10,919	14,353	32,774	28,729
Europe	18,547	19,986	51,461	43,074
Asia	16,043	8,740	25,980	27,356

Total investment management segment	45,509	43,079	110,215	99,159

CDFS business (3):
North America	—	18,449	—	104,373
Europe	—	43,664	—	248,279
Asia	—	8,212	180,237	195,309

Total CDFS business segment	—	70,325	180,237	547,961

Total segment net operating income	195,861	274,731	745,435	1,142,901
Reconciling items:
Earnings from other unconsolidated investees, net	1,043	1,716	3,389	7,952
General and administrative expenses	(38,632)	(46,651)	(128,325)	(140,363)
Reduction in workforce	(415)	—	(11,745)	—
Impairment of real estate properties and other assets (7)	(46,274)	—	(130,492)	—
Depreciation and amortization expense	(80,484)	(74,515)	(233,872)	(220,896)
Other expenses	(115)	(114)	(344)	(344)
Interest expense	(89,838)	(94,290)	(265,819)	(284,752)
Other income (expense), net	(10,021)	868	(5,846)	13,996
Net gains on dispositions of real estate properties	13,627	1,152	22,419	5,816
Foreign currency exchange gains (losses), net	13,386	(10,073)	34,898	(32,977)
Gains on early extinguishment of debt	12,010	—	173,218	—

Total reconciling items	(225,713)	(221,907)	(542,519)	(651,568)

Total earnings (loss) before income taxes	$(29,852)	$52,824	$202,916	$491,333

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets:
Direct owned:
North America	$9,514,866	$9,326,387
Europe	3,640,903	4,177,976
Asia	1,948,402	1,791,611

Total direct owned segment	15,104,171	15,295,974

Investment management:
North America	1,065,092	959,689
Europe	967,892	803,235
Asia	51,435	381,674

Total investment management segment	2,084,419	2,144,598

Total segment assets	17,188,590	17,440,572

Reconciling items:
Investments in and advances to other unconsolidated investees	146,115	150,681
Cash and cash equivalents	41,542	174,636
Accounts receivable	7,301	2,253
Other assets	62,735	190,231
Discontinued operations — assets held for sale	—	1,310,754

Total reconciling items	257,693	1,828,555

Total assets	$17,446,283	$19,269,127

(1)	Includes rental income of our industrial and retail properties and land subject to ground leases, as well as development management and other income.

(2)	Includes property management and other fees and incentives and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial and retail joint ventures.

(3)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds. In 2008, includes proceeds and gains from CDFS property dispositions.

(4)	Amount represents the earnings or losses from unconsolidated investees that we include in revenues of the investment management segment but we do not present as a component of revenues in our Consolidated Statements of Operations.

(5)	Also includes rental expenses of our industrial and retail properties and land subject to ground leases, as well as certain expenses associated with land holding and acquisition costs.

(6)	Also includes the direct costs we incur to manage the unconsolidated investees and the properties they own.

(7)	In the three and nine months ended September 30, 2009, we recognized impairment charges of $39.7 million and $123.9 million, respectively, on certain of our real estate properties in our Direct Owned Segment (none and $15.7 million in North America, respectively, and $39.7 million and $108.2 million in Europe, respectively) as discussed in Note 3.
11. Supplemental Cash Flow Information:
Non-cash investing and financing activities for the nine months ended September 30, 2009 and 2008 are as follows:
•	We received $30.3 million and $342.1 million of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these property funds during the nine months ended September 30, 2009 and 2008, respectively.

•	We assumed $4.0 million of secured mortgage debt and other liabilities in 2008 in connection with the acquisition of properties.

•	In 2008, we recorded $6.7 million of noncontrolling interest associated with investments made in entities that we consolidate and own less than 100%.

•	During the third quarter of 2008, we contributed properties to a property fund in China and as partial consideration, the fund assumed $47.9 million in construction liabilities. We subsequently sold our interests in this property fund with our China operations — see Note 2.
The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2009 and 2008 was $169.2 million and $188.7 million, respectively.
During the nine months ended September 30, 2009 and 2008, cash paid for income taxes was $43.0 million and $63.2 million, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries (the “Company”) as of September 30, 2009, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, the related statement of equity and comprehensive income (loss) for the nine-month period ended September 30, 2009 and the related statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.
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
As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), also known as FASB Accounting Standards Codification 470-20, Debt with Conversion and Other Options, as of January 1, 2009.
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
November 4, 2009

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
Management’s Overview
We are a self-administered and self-managed real estate investment trust (“REIT”) that owns, operates and develops real estate properties, primarily industrial properties, in North America, Europe and Asia (directly and through our unconsolidated investees). Our business is primarily driven by requirements for modern, well-located inventory space in key global distribution locations. Our focus on our customers’ needs has enabled us to become a leading global provider of industrial distribution properties.
The global financial markets have been undergoing pervasive and fundamental disruptions, which began to impact us late in the third quarter of 2008. As the global credit crisis worsened in the fourth quarter of 2008, it was prudent for us to modify our business strategy. As such, we discontinued most of our new development and acquisition activities in order to focus on our core business of owning and managing industrial properties. Narrowing our focus has allowed us to take the necessary steps toward reducing our debt and maximizing liquidity and cash flow and allowed us to meet the objectives that we established in the fourth quarter of 2008 to:
•	reduce our debt at December 31, 2009 by at least $2.0 billion from our debt levels at September 30, 2008, through debt retirements utilizing proceeds from property contributions and dispositions, buying back outstanding debt and issuing additional equity; and

•	recast our global line of credit.
These objectives are discussed in more detail in Liquidity and Capital Resources below.
We believe our current business strategy, coupled with the following objectives for both the near and long-term, will position us to take advantage of business opportunities upon the stabilization of the global financial markets.
In the following discussion, we will address our progress on meeting the remaining near-term objectives that we set in the fourth quarter of 2008, which are to:
•	simplify our business model and focus on our core business;

•	complete the development and leasing of properties currently in our development portfolio;

•	manage our core portfolio of industrial distribution properties to maintain and improve our net operating income stream from these assets;
•	provide exceptional customer service to our current and future customers;
•	generate liquidity through contributions of properties to our property funds and through sales of real estate to third parties; and
•	reduce our general and administrative expenses through various cost savings initiatives, including a reduction in workforce program.
Our longer-term objectives are to:
•	employ a conservative growth model;
•	continue to focus on staggering and extending our debt maturities;
•	develop pre-leased buildings on our land using development capital or take out commitments from one of our partners or customers, or otherwise monetize our land holdings through dispositions; and
•	grow the property funds by utilizing the property fund structure for the development of properties and the opportunistic acquisition of properties from third parties.
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

We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases for the properties we own. The revenue in this segment has decreased due to the contribution of properties to property funds, offset partially with increases in occupancy levels within our development portfolio. However, rental revenues generated by the lease-up of newly developed properties have not been adequate to completely offset the loss of rental revenues from property contributions. We expect our total revenues from this segment will continue to decrease in 2009 due to the contributions of properties we completed in 2008 and 2009 or that we may make in the remainder of 2009. We intend to grow our revenue in the remaining properties primarily through increases in occupied square feet in our development portfolio. Our development portfolio, including completed development properties and those currently under development, was 58.30% and 41.44% leased at September 30, 2009 and December 31, 2008, respectively.

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
•	CDFS Business Segment — Our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we have an ownership interest and act as manager, or sold to third parties. As of December 31, 2008, all of the assets and liabilities in this segment were transferred into our two remaining segments. In 2009, we recognized income from the previously deferred gains from the Japan property funds that were deferred upon original contributions and triggered with the sale of our investments. During the nine months ended September 30, 2008, we recognized income primarily from the contributions of developed properties to the property funds as well as from dispositions of land and properties to third parties. The income was generated due to the increased fair value of the properties at the time of contribution, based on third party appraisals, and income was recognized only to the extent of the third party ownership interest in the property fund acquiring the property.
Our intent is to hold and use the properties in our direct owned segment; however, we may contribute certain properties to a property fund or sell them to third parties, depending on market conditions and liquidity needs. Beginning in 2009, we report these as net gains on dispositions rather than CDFS proceeds and cost of CDFS dispositions.
Key Transactions in 2009
•	Since December 31, 2008, we have reduced our debt by $3.0 billion (and since September 30, 2008, we have reduced our debt by $3.1 billion) with proceeds from the issuance of equity and dispositions and contributions of assets as further discussed below.
•	In August 2009, we amended and restated our global line of credit (“Global Line”), extending the maturity to August 2012 and reducing the size of our aggregate commitments to $2.25 billion (subject to currency fluctuations), after October 2010. The Global Line will continue to have a capacity of $3.8 billion (subject to currency fluctuations) until October 2010. In connection with the amendment, we repaid the balance outstanding and terminated our existing multi-currency credit facility (the “Credit Facility”), which was scheduled to mature in October 2009.
•	In June 2009, we incurred $391.7 million of secured mortgage debt in four separate transactions.
•	In August 2009, we issued $350 million of 7.625% senior notes due 2014, at 99.489% of par value for an all-in-rate of 7.75%.
•	On October 30, 2009, we issued $600 million of 7.375% senior notes due 2019, at 99.728% of par value for an all-in-rate of 7.414%.
•	In the first nine months of 2009, we repurchased an aggregate of $899.4 million original principal amount of our senior notes for $673.1 million. We also repaid $227.0 million of secured mortgage debt with a maturity date of 2012 that had $11.4 million unamortized premium balance remaining. These transactions resulted in the reduction of our debt obligations by $226.3 million and the recognition of a gain in earnings of $173.2 million, which represented the difference between the recorded debt balance, including related debt issue costs, premiums and discounts, and the cash consideration paid.
•	On October 1, 2009, pursuant to a consent solicitation, we amended certain covenants and events of default related to certain of our senior notes, as further discussed below.
•	During the third quarter, we generated net proceeds of $325.1 million from the issuance of 29.8 million common shares under our at the market equity issuance program after payment of $6.9 million of commissions paid to the sales agent.
•	On April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share and received net proceeds of $1.1 billion (“Equity Offering”).
•	We generated $1.345 billion of cash from the sale of our China operations ($845 million) and our investments in the Japan property funds ($500 million) in the first quarter of 2009. We entered into a sale agreement in

December 2008, at which time we recorded an impairment charge of $198.2 million on our China operations and classified the assets and liabilities as held for sale.
•	In connection with the sale of our investments in the Japan property funds, we recognized a net gain of $180.2 million and $20.5 million of current income tax expense. The gain is reflected as CDFS proceeds as it represents the recognition of previously deferred gains on the contribution of properties to the property funds based on our ownership interest in the property funds at the time of original contributions.
•	In the first nine months of 2009, we generated aggregate proceeds of $1.2 billion from the contribution of 30 development properties to ProLogis European Properties Fund II and the sale of land parcels and 128 properties to third parties.
Results of Operations
Nine months ended September 30, 2009 and 2008
We adopted a new accounting standard that requires separate accounting for the debt and equity components of convertible debt on January 1, 2009, on a retroactive basis, to reflect the new accounting associated with the convertible notes we issued in 2007 and 2008. As a result, we restated 2008 amounts to reflect the adjustment to debt and equity, as well as the additional interest expense. See Note 1 to our Consolidated Financial Statements in Item 1 for further information about this restatement.
Net earnings attributable to common shares for the nine months ended September 30 was as follows:

	2009	2008
Net earnings attributable to common shares (in thousands)	$405,809	$422,006
Net earnings per share attributable to common shares — Basic	$1.07	$1.61
Net earnings per share attributable to common shares — Diluted	$1.06	$1.57
The decrease in net earnings in 2009 from 2008 is due primarily to: (i) lower total gains on contribution/sale of properties of $150.2 million; and (ii) impairment charges primarily on real estate properties of $130.5 million; offset by: (i) gains recognized from the early extinguishment of debt of $173.2 million; (ii) increased foreign currency exchange gains of $67.9 million primarily unrealized and due to intercompany debt; and (iii) income of $16.3 million from the termination of the Japan properties management agreement.
In addition to the items noted above, net earnings per share is also impacted by the issuance of 204.6 million common shares through the Equity Offering and our at the market equity issuance program.
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

The net operating income from the direct owned segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Rental and other income	$682,242	$725,497
Rental and other expenses	(227,259)	(229,716)

Total net operating income — direct owned segment	$454,983	$495,781

Our direct owned operating portfolio was as follows (square feet in thousands):

	September 30, 2009			December 31, 2008			September 30, 2008
	Number of	Square		Number of	Square		Number of	Square
	Properties	Feet	Leased%	Properties	Feet	Leased%	Properties	Feet	Leased %
Core industrial properties	1,032	141,862	90.4%	1,157	154,947	92.2%	1,169	156,093	92.3%
Retail and mixed use properties	35	1,491	87.5%	34	1,404	94.5%	32	1,241	90.9%

Subtotal non-development properties	1,067	143,353	90.4%	1,191	156,351	92.2%	1,201	157,334	92.3%
Completed development properties (1)	169	52,281	56.6%	140	40,763	43.5%	153	43,435	46.2%

Total operating portfolio	1,236	195,634	81.3%	1,331	197,114	82.1%	1,354	200,769	82.3%
Assets in China — sold in 2009	—	—	—	—	—	—	62	10,667	77.8%

Total	1,236	195,634	81.3%	1,331	197,114	82.1%	1,416	211,436	82.1%

(1)	Included at September 30, 2009 are 50 properties aggregating 15.3 million square feet for which development was completed in 2009. During the nine months ended September 30, 2009, we contributed or sold 32 properties (11 properties that were completed in 2009) from this portfolio that were 96.5% leased at the time of contribution or sale.
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
Rental expenses decreased by $11.2 million in 2009 over 2008 primarily due to the properties that were contributed to the property funds in 2009 and 2008 and lower property management expenses, offset with increases in expenses due to the completed development properties. Also included in this segment are other expenses, which increased in 2009 over 2008 by $8.8 million primarily due to the write-off of costs associated with potential development projects when the development is not likely of happening and land holding costs. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $151.8 million and $165.1 million for the nine months ended September 30, 2009 and 2008, respectively.
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

Beginning in 2009, we are reporting the direct costs associated with our investment management segment for all periods presented as a separate line item “Investment Management Expenses” in our Consolidated Statements of Operations. These costs include the property management expenses associated with the property-level management of the properties owned by the unconsolidated investees (previously included in Rental Expenses) and the direct investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). In order to allocate the property management expenses between the properties owned by us and the properties owned by the unconsolidated investees, we use the square feet owned at the beginning of the period by the respective portfolios.
The net operating income from the investment management segment was as follows (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Unconsolidated property funds:
North America (1)	$31,994	$24,942
Europe (2)	52,780	42,384
Asia (3)	25,980	27,356
Other unconsolidated investees (4)	(539)	4,477

Total net operating income — investment management segment	$110,215	$99,159

(1)	Represents the income earned by us from our investments in 12 property funds in North America. Our ownership interests ranged from 20.0% to 50.0% at September 30, 2009. These property funds on a combined basis owned 850 and 833 properties at September 30, 2009 and 2008, respectively. The increase in properties is due primarily to contributions we made to certain of the property funds in the fourth quarter of 2008.

Included in net operating income for 2009 and 2008 are net losses of $7.7 million and $15.4 million, respectively, which represent our proportionate share of realized and unrealized losses that were recognized by certain of the property funds related to interest rate derivative contracts that no longer meet the requirements for hedge accounting. In addition, in 2009, we recognized $2.2 million of losses due to impairment charges recognized by two property funds on properties they expect to sell and gains of $7.2 million from the early extinguishment of debt by the North American Industrial Fund.

(2)	Represents the income earned by us from our investments in two property funds in Europe, ProLogis European Properties (“PEPR”) and ProLogis European Properties Fund II (“PEPF II”). On a combined basis, these funds owned 415 and 362 properties at September 30, 2009 and 2008, respectively. The increase in properties is due primarily to contributions we made to PEPF II in 2008 and 2009, offset somewhat by the sale of 14 properties by PEPR to a third party during the second and third quarters of 2009. Our share of the net loss from these property sales was $3.8 million.

Our ownership interest in PEPR was 24.8% and 24.9% at September 30, 2009 and 2008, respectively. Our ownership interest in PEPF II was 32.7% and 24.5% at September 30, 2009 and 2008, respectively. Our ownership interest in PEPF II at September 30, 2008 included a 17% direct ownership and a 7.5% indirect ownership (through PEPR’s 30% ownership interest in PEPF II). In December 2008, we acquired from PEPR a 20% ownership interest in PEPF II, and in February 2009 PEPR sold its remaining 10% interest to third parties. As such, we have only a direct ownership interest in PEPF II at September 30, 2009.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea and two property funds in Japan through February 2009, at which time we sold our investments in Japan (see Note 2 to our Consolidated Financial Statements in Item 1). We continued to manage the Japan properties until July 2009. In connection with the termination of the management agreement, we earned a termination fee of $16.3 million. At September 30, 2009 and 2008, the property funds, in which we maintain an ownership interest, on a combined basis owned 12 and 86 properties.

(4)	We have restated the net operating income of this segment for 2008 to include our proportionate share of the net earnings of certain of our other unconsolidated investees that principally develop and operate industrial and retail properties and were previously included in the CDFS business segment.

CDFS Business Segment
Net operating income of the CDFS business segment for the nine months ended September 30, 2009 was $180.2 million, compared with $548.0 million for the same period in 2008. As discussed earlier, our business strategy no longer includes the CDFS business segment. The amount in 2009 is the gain from the sale of our investments in the Japan property funds in February 2009, while the amount in 2008 consisted of gains recognized principally from the contributions of 128 properties to the property funds.
Operational Outlook
During the first nine months of 2009, industrial property fundamentals have continued to mirror global economic weakness. We are experiencing a very challenging leasing environment throughout the majority of our markets with increased leasing costs and lower rental rates due to the competitive markets. Partially offsetting the impact of these market trends on our business is our continued strong customer retention.
However, during the third quarter, the global market fundamentals began to show signs of stability. Globally, industrial demand is still soft, but we are seeing signs of increased customer activity. Market occupancy declines are slowing globally and leasing activity has increased. Market rents remain lower than a year ago and we expect this to remain the case for the foreseeable future. However, we believe this situation will reverse itself when market occupancies trend upward.
The industry as a whole has had sharply reduced levels of new supply. We expect demand in the U.S. to improve as Gross Domestic Product (“GDP”) growth returns. We believe significant obsolescence and ownership shifts, in the industry as a whole, in Europe and Asia will continue to drive demand in those regions.
In our total operating portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 76.8 million square feet and 121.5 million square feet of space during the first nine months of 2009 and the year ended December 31, 2008, respectively, including 92.7 million square feet of leases signed in the first nine months of 2008. The total operating portfolio was 88.6% leased at September 30, 2009, as compared to 88.4% leased at December 31, 2008.
In our direct owned portfolio, we leased 42.5 million square feet, including 14.2 million square feet of new leases in our development portfolio (both completed properties and those under development) in the nine months ended September 30, 2009. Repeat business with our global customers is important to our long-term growth. During the first nine months of 2009, 48% of the space leased in our newly developed properties was with repeat customers. Although leasing activity was slower on expiring leases during the first nine months of 2009, existing customers renewed their leases 72% of the time in 2009 as compared with 77% for the same period in 2008. As of September 30, 2009, our total direct owned operating portfolio was 81.3% leased, as compared with 82.1% at December 31, 2008. Excluding the development portfolio, our direct owned operating portfolio was 90.4% leased at September 30, 2009, as compared to 92.2% leased at December 31, 2008.
As we previously disclosed, we have significantly reduced new development starts. During the nine months ended September 30, 2009, we started development of five properties totaling 1.5 million square feet that were all 100% leased prior to the commencement of development. We are seeing an increase in requests for build-to-suit proposals. In an effort to monetize our land holdings, we have begun to take advantage of opportunities to develop pre-leased buildings on our land using development capital or take out commitments from one of our partners or customers. We will continue to evaluate future opportunities for such developments directly and also within unconsolidated investees.
In addition, during 2009, we completed the development of 61 buildings aggregating 17.8 million square feet that were 55.0% leased at September 30, 2009, contributed 30 development properties aggregating 6.1 million square feet that were 96.4% leased to ProLogis European Properties Fund II and sold 2 development properties to a third party. As of September 30, 2009, our development portfolio consisted of 169 completed development properties and 9 properties under development. The development portfolio was 58.3% leased at September 30, 2009, as compared to 41.4% leased at December 31, 2008. As of September 30, 2009, we expect to incur an additional $322.0 million of development and leasing costs related to our development portfolio. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we may continue to own them directly, thereby creating additional income in our direct owned segment, or we may contribute them to a property fund or sell them to a third party, generating cash to reduce our debt.
Other Components of Income
Investment Management Expenses
Beginning in 2009, we began reporting the direct costs associated with our investment management segment for all periods presented as a separate line item Investment Management Expenses in our Consolidated Statements of Operations. These costs include the property-level management expenses associated with the properties owned by unconsolidated investees (previously included in Rental Expenses) and the direct investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). We allocated the property management expenses between the properties owned by us and the properties owned by the unconsolidated investees, based on the square feet owned at the beginning of the period by the respective portfolios.
General and Administrative (“G&A”) Expenses
Net G&A expenses were $128.3 million and $140.4 million for the nine months ended September 30, 2009 and 2008, respectively, and consisted of the following (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Gross G&A expense	$212,221	$289,464
Capitalized amounts and amounts reported as rental and investment management expenses	(83,896)	(149,101)

Net G&A	$128,325	$140,363

As we announced in the fourth quarter of 2008, in response to the difficult economic climate, we implemented G&A cost cutting initiatives with a near-term target of a 20 to 25% reduction in G&A, prior to capitalization or allocations for 2009. These initiatives included a reduction in workforce (“RIF”) program and reductions to other expenses through various cost savings measures. We believe we have achieved our target based on our 2009 planned spending and actual spending to date. Due to the changes in our business strategy in the fourth quarter of 2008, we have significantly reduced our new development activities, which, along with lower gross G&A, has resulted in lower capitalized G&A.
Impairment of Real Estate Properties and Other Assets
During the second and third quarters of 2009, we recorded impairment charges of $84.2 million and $46.3 million, respectively, related primarily to completed development properties in Europe that we have contributed or expected to contribute to PEPF II. The charges represent the difference between the estimated proceeds from disposition and our cost basis at the time of contribution and were due to our intent to contribute or sell these properties at the time of the impairment charge. We estimated the proceeds from contribution of these properties based on the future net rental income of the property and the expected market capitalization rates or on third party appraisals. Changes in economic and operating conditions and our ultimate investment intent that may occur in the future could impact these assumptions and result in additional impairment charges of these or other real estate properties.
See Note 3 to our Consolidated Financial Statements in Item 1 for further information.
Depreciation and Amortization
Depreciation and amortization expenses were $233.9 million and $220.9 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in 2009 over 2008 is due primarily to depreciation expense that is now being recorded on our completed development properties, based on our current intent to hold and operate these properties.

Interest Expense
Interest expense includes the following components (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Interest expense	$281,585	$360,820
Amortization of discount, net	51,049	45,225
Amortization of deferred loan costs	11,191	8,765

Interest expense before capitalization	343,825	414,810
Capitalized amounts	(78,006)	(130,058)

Net interest expense	$265,819	$284,752

As previously discussed, on January 1, 2009, we adopted a new accounting standard that requires separate accounting for the debt and equity components of convertible debt. As a result, we restated 2008 amounts to reflect the additional interest expense and the additional capitalized interest related to our development activities for both properties we currently own, as well as properties we contributed during the applicable periods.
The decrease in interest expense in 2009 over 2008 is due to significantly lower debt levels, offset by lower capitalization due to less development activity in 2009. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities.
Net Gains on Dispositions of Real Estate Properties
During the nine months ended September 30, 2009, we recognized net gains of $22.4 million related to the sale of land parcels ($4.5 million gain), the contribution of properties ($2.5 million gain), the recognition of previously deferred gains from PEPR and ProLogis Korea Fund on properties they sold to third parties ($9.4 million in gains) and a $6.0 million gain on settlement of an obligation to our fund partner in connection with the restructure of the North American Industrial Fund II. The contribution activity resulted in total cash proceeds of $454.4 million and included 30 development properties aggregating 6.1 million square feet to PEPF II. If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property fund. If we realize a loss on contribution, we recognize the full amount of the impairment as soon as it is known, as discussed above. Due to our continuing involvement through our ownership in the property fund, these dispositions are not included in discontinued operations. As discussed earlier, in 2008, contribution activity was reported as CDFS Proceeds and Cost of CDFS Dispositions within our CDFS business segment.
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
We recognized net foreign currency exchange gains of $57.0 million during the first nine months of 2009 and net foreign currency exchange losses of $28.7 million during the first nine months of 2008 related to the remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the remeasurement of intercompany loans between the U.S. parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. In addition, we recognized net foreign currency exchange losses of $22.1 million and $4.3 million from the settlement of transactions with third parties in the nine months ended September 30, 2009 and 2008, respectively.

Gains on Early Extinguishment of Debt
During the three and nine months ended September 30, 2009, in connection with our announced initiatives, we purchased portions of several series of notes outstanding at a discount and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of gains of $12.0 million and $173.2 million, respectively. The gains represent the difference between the recorded debt, including related debt issuance costs, premiums and discounts, and the consideration we paid to retire the debt. See Note 6 to our Consolidated Financial Statements in Item 1.
Income Taxes
During the nine months ended September 30, 2009 and 2008, our current income tax expense was $30.1 million and $47.7 million, respectively. Included in current income tax expense is the interest associated with our unrecognized tax benefit liabilities. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as in certain states. Our current income tax expense fluctuates from period to period based principally on the timing of our taxable income and changes in tax and interest rates. In the first quarter of 2009, in connection with the sale of our investments in the Japan property funds, we recognized a current tax expense of $20.5 million.
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
In 2009, in addition to our China operations, we disposed of 128 properties to third parties aggregating 13.7 million square feet, one of which was classified as held for sale along with the related debt, on our Consolidated Balance Sheet at December 31, 2008. The net gains on disposition of these properties of $211.3 million (of which $14.3 million was in the third quarter of 2009) are reflected in discontinued operations, along with the results of operations of these properties for all periods presented. The activity included a portfolio of 90 properties that were sold to a single venture in June 2009.
During all of 2008, we disposed of 15 properties and land subject to ground leases to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these disposed properties are included in discontinued operations. We had no properties classified as held for sale at September 30, 2009. See Note 5 to our Consolidated Financial Statements in Item 1.
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
During the nine months ended September 30, 2009, we recognized gains in other comprehensive income (loss) of $148.3 million related to foreign currency translations of our international business units into U.S. dollars upon consolidation. These gains are mainly the result of the strengthening of the euro, yen and pound sterling to the U.S. dollar from the beginning of the period to September 30, 2009. During the nine months ended September 30, 2008, we recognized net losses of $144.7 million due primarily to the strengthening U.S. dollar to the euro and pound sterling, offset partially by the strengthening yen to the U.S. dollar, from the beginning of the period to September 30, 2008.
In addition, as a result of the sale of our China operations and our investments in the Japan property funds in February 2009, other comprehensive income decreased by $149.3 million, representing the gains previously included as currency translation adjustments.

Three Months Ended September 30, 2009 and 2008
The changes in net earnings attributable to common shares and its components for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, are similar to the changes for the nine month periods ended on the same dates and are separately discussed above.
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

	September 30, 2009		December 31, 2008		September 30, 2008
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet
Direct owned	1,236	195,634	1,331	197,114	1,416	211,436
Investment management	1,279	272,873	1,339	297,665	1,281	282,956

Totals	2,515	468,507	2,670	494,779	2,697	494,392

Same Store Analysis
We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended September 30, 2009, as those properties that were in operation at July 1, 2008 and have been in operation throughout the three-month periods in both 2009 and 2008, including completed development properties. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods, to derive the same store results. The same store portfolio, for the three months ended September 30, 2009, included 2,372 properties that aggregated 426.1 million square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses), as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

	For the Three Months Ended
	September 30,		Percentage
	2009	2008	Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$225,130	$225,501
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(31,616)	(17,379)
Effect of changes in foreign currency exchange rates and other	(1,336)	(1,217)
Unconsolidated investees :
Rental income of properties managed by us and owned by our unconsolidated investees	384,622	376,799

Same store portfolio — rental income (2)(3)	576,800	583,704	(1.18%)

Less completed development properties (4)	(44,473)	(30,380)

Adjusted same store portfolio — rental income (2)(3)(4)	$532,327	$553,324	(3.79%)

	For the Three Months Ended
	September 30,		Percentage
	2009	2008	Change
Rental Expenses (1)(5)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$69,498	$68,551
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(13,658)	(9,333)
Effect of changes in foreign currency exchange rates and other	4,852	2,992
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	90,916	87,405

Same store portfolio — rental expenses (3)(5)	151,608	149,615	1.33%

Less completed development properties (4)	(16,965)	(12,026)

Adjusted same store portfolio — rental expenses (3)(4)(5)	$134,643	$137,589	(2.14%)

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$155,632	$156,950
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(17,958)	(8,046)
Effect of changes in foreign currency exchange rates and other	(6,188)	(4,209)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	293,706	289,394

Same store portfolio — net operating income (3)	425,192	434,089	(2.05%)

Less completed development properties (4)	(27,508)	(18,354)

Adjusted same store portfolio — net operating income (3)(4)	$397,684	$415,735	(4.34%)

(1)	As discussed above, our same store portfolio aggregates industrial and retail properties from our consolidated portfolio and industrial properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial and retail properties and those industrial properties owned by our unconsolidated investees and managed by us.

(4)	The same store portfolio results include the benefit of leasing our completed development properties. Therefore, we have also presented the results for the adjusted same store portfolio by excluding the 136 completed development properties that we owned as of July 1, 2008 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

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
As discussed earlier, our current business strategy places significant emphasis on liquidity. During the fourth quarter of 2008, we set a goal to reduce leverage through the reduction of our total debt by at least $2 billion by December 31, 2009, as compared with September 30, 2008 and to simplify our debt structure. As of September 30, 2009, we have exceeded this goal and reduced debt by $3.1 billion through the following actions:

• generated cash through contributions of properties to the unconsolidated property funds or sales of assets to third parties;
-   During 2009, we received $1.3 billion in proceeds from the sale of our China operations and investments in Japan property funds. In addition, we generated $1.2 billion and $1.3 billion in proceeds, during the nine months ended September 30, 2009 and the fourth quarter of 2008, respectively, from the contributions of properties to the property funds and sales of land and properties to third parties.

• repurchased our senior notes and convertible notes at a discount and extinguished certain secured mortgage debt prior to maturity;
-   We purchased $1.2 billion notional amount of portions of several series of senior notes and extinguished $227.0 million of secured mortgage debt for $1.1 billion during the fourth quarter of 2008 and the first nine months of 2009.

• Recasted our Global Line and simplified our debt structure;	- In August 2009, we amended our Global Line and in October 2009 we amended the financial covenants of our senior notes — both discussed below.

• issued equity;
-   In April 2009, we completed the Equity Offering that resulted in net proceeds to us of $1.1 billion. During the third quarter of 2009, we generated net proceeds of $325.1 million through the issuance of 29.8 million common shares under our at the market equity issuance program.

• reduced cash needs;
-   We halted early-stage infrastructure on development projects and implemented G&A cost savings initiatives and a RIF program with a target to reduce gross G&A in 2009 by 20% to 25%, which we believe we have achieved based on our planned 2009 spending and actual spending to date.

• and lowered our common share distribution.	- We reduced our expected annual distributions on our common shares in 2009 from $553 million to $275 million (taking into account the equity issuances and our current expected distribution rate).
We will continue to focus on generating liquidity through asset sales and contributions and the further staggering and extending of our debt maturities.
During the third quarter of 2009, we issued $350.0 million of senior notes at 7.625% due August 2014. During the second quarter of 2009, we incurred $391.7 million in secured mortgage debt including $101.8 million at 6.5% due July 2014, $245.5 million at 7.55% due July 2019 and a ¥4.3 billion TMK bond ($47.4 million at September 30, 2009) at 4.09% (effective fixed rate including interest rate swap contract) that matures in June 2012. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. The proceeds from the issuance of the senior notes and secured mortgage debt were used to repay borrowings on our credit facilities or other debt.
The following table details our credit facilities available as of September 30, 2009 (in millions):

	Total	Outstanding	Outstanding	Remaining
	Commitment	Debt Balance	Letters of Credit	Capacity
Global Line	$3,799	$824	$104	$2,871
Sterling facility	20	—	20	—

Total	$3,819	$824	$124	$2,871

In July 2009, we exercised our option to extend the maturity of our Global Line to October 6, 2010. In August 2009, we amended the Global Line, extending the maturity to August 21, 2012 and reducing the size of the aggregate commitments to $2.25 billion (subject to currency fluctuations) after October 2010. The Global Line will continue to have a capacity of $3.8 billion (subject to currency fluctuations) until October 2010. We may draw funds from a syndicate of banks in US dollars, euros, Japanese yen, British pound sterling and Canadian dollars and until October 2010, South Korean won. Lenders who did not participate in the amended and extended facility will be subject to the pre-amendment pricing structure through October 2010, while the new pricing structure is effective immediately to extending lenders.
In connection with the amendment of the Global Line, we repaid the balance outstanding and terminated our Credit Facility, which was scheduled to mature on October 6, 2009, with borrowings under the Global Line.
At September 30, 2009, we are in compliance with all of our debt covenants.

On October 1, 2009, we completed a consent solicitation with regard to our senior notes, other than our convertible notes, to amend certain covenants and events of default contained in the indenture governing the notes and to provide that all series of the senior notes issued under the indenture, other than convertible notes, will have the same financial covenants and events of default. Due to the terms of the convertible notes, they are not subject to financial covenants.
Near-Term Principal Cash Sources and Uses
In addition to common share distributions and preferred share dividend requirements, we expect our principal cash needs will consist of the following for the remainder of 2009 and for 2010:
•	completion of the development and leasing of the properties in our development portfolio (a);

•	repayment of debt, including payments on our credit facilities or opportunistic buy-back of convertible or senior notes;

•	scheduled principal payments in the remainder of 2009 of $28 million, which we expect to repay with borrowings on our Global Line;

•	tax and interest payments of approximately $186 million related to the completion of audits of certain income tax returns to be paid in the fourth quarter of 2009;

•	capital expenditures and leasing costs on properties;

•	investments in current or future unconsolidated property funds, including our remaining capital commitments of $831 million (b);

•	scheduled principal payments in 2010 of $231 million that we expect to repay with borrowings under our Global Line or with proceeds from the issuance of debt or equity securities, subject to market conditions; and

•	depending on market conditions, direct acquisition or development of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment in the direct owned segment.

(a)	As of September 30, 2009, we had 9 properties under development with a current investment of $355 million and a total expected investment of $438 million when completed and leased, with $83 million remaining to be spent. We also had 169 completed development properties with a current investment of $4.1 billion and a total expected investment of $4.4 billion when leased, with $239 million remaining to be spent.

(b)	We may fulfill our equity commitment with properties we contribute to the property fund or cash, depending on the property fund as discussed below. However, to the extent a property fund acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the property fund. During the nine months ended September 30, 2009, we used cash for investments in or loans to the unconsolidated investees of approximately $243 million, as discussed below.
We expect to fund our cash needs principally with cash from the following sources, all subject to market conditions:
•	available cash balances ($42 million at September 30, 2009);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from the disposition of properties or land parcels to third parties;

•	cash proceeds from the contributions of properties to property funds;

•	borrowing capacity under existing credit facilities ($2.9 billion available as of September 30, 2009), other future facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities, including sales under our at the market equity issuance program, under which we have 10.2 million common shares remaining from our Board of Trustees (“Board”) authorization to sell up to 40.0 million common shares; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.
We may seek to retire or purchase our outstanding debt or equity securities through cash purchases, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We have not repurchased any of our common shares since 2003.
Commitments related to future contributions to Property Funds
Several property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment with properties we contribute to the property fund or cash. Our fund partners fulfill the commitment with the contribution of cash. The following table outlines the remaining equity commitments of each property fund with potential commitments in 2009, as of September 30, 2009 (in millions):

				Available
	Remaining Equity Commitments			Under
		Fund	Expiration	Credit
	ProLogis	Partners	Date	Facility
ProLogis European Properties Fund II (1)	$719.3	$900.9	8/10	$649.4
ProLogis North American Industrial Fund (2)	67.3	197.8	2/10	66.0
ProLogis Mexico Industrial Fund	44.3	246.7	8/10	—

Total	$830.9	$1,345.4		$715.4

(1)	PEPF II’s equity commitments are denominated in euro and include commitments of ProLogis of €491.3 million and of the fund partners of €615.2 million. The ProLogis commitments include €195.4 million ($286.0 million) related to the 20% equity interest in Series B units we acquired from PEPR in December 2008 that we are required to fund with cash. During the nine months ended September 30, 2009, we contributed 30 properties to PEPF II for gross proceeds of $454.4 million that were financed by PEPF II with all equity, including our co-investment of $106.6 million in cash under this commitment. The remaining commitment of €295.9 million ($433.3 million) relates to our ownership in Series A units. We may fulfill this commitment through the contribution of properties. We have not made any cash contributions in 2009 under the Series A commitment.

(2)	The fund intends to use equity commitments from each of its fund partners during the fourth quarter of 2009 to pay the outstanding balance on its credit facility of $184 million.
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

Given the current debt markets, it is likely that future contributions will be financed by the property funds with all equity. We may fulfill our equity commitment with properties we contribute to the property fund. However, in the case of our Series B unit ownership in PEPF II and to the extent a property fund acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute cash to the property fund. When we contribute properties to PEPF II, we provide our 20% of the equity component of the total contribution value in cash to PEPF II and then we receive 100% of the total contribution value back in cash. During the nine months ended September 30, 2009, we contributed or advanced cash of $222.2 million to the property funds in connection with contributions of our properties to PEPF II, the repayment of debt by ProLogis North American Industrial Fund, ProLogis North American Industrial Fund III and ProLogis North American Properties Fund XI and the additional investment in ProLogis North American Industrial Fund II in connection with the restructuring (as discussed below). In addition, we contributed cash or loaned our other unconsolidated investees a total of $20.8 million.
On July 1, 2009, we and our fund partner amended a loan agreement and the governing documents of ProLogis North American Industrial Fund II. The property fund extended the term of a $411.3 million loan payable to an affiliate of our fund partner, which was scheduled to mature in July 2009, until 2014 with an option for an additional extension until 2016. As part of the restructuring, we made an $85 million cash capital contribution to the property fund and we may be required to make an additional cash contribution of up to $25 million for the repayment of debt or other obligations. In addition, we pledged properties we own directly, valued at approximately $275 million, to serve as additional collateral on the loan and outstanding derivative contracts. As a result, we are entitled to receive a 10% preferred distribution on all new contributions paid out of operating cash flow prior to other distributions. Upon liquidation of the property fund, we are entitled to receive a 10% preferred return per annum on our initial equity investment and the return of our total investment prior to any other distributions. Our ownership interest remains unchanged.
Cash Provided by Operating Activities
Net cash provided by operating activities was $230.3 million and $695.6 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease is due primarily to gains of $548.0 million recognized in 2008 on the contributions of CDFS properties. These gains were lower in 2009 and, due to the changes in our business strategy, no longer included in cash provided by operating activities. Cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in both periods.
Cash Investing and Cash Financing Activities
For the nine months ended September 30, 2009 and 2008, investing activities provided net cash of $1.3 billion and used net cash of $1.3 billion, respectively. The following are the significant activities for both periods presented:
•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our credit facilities.

•	We generated net cash from contributions and dispositions of properties and land parcels of $1.2 billion and $3.2 billion during 2009 and 2008, respectively.

•	We invested $1.1 billion in real estate during 2009 and $4.4 billion for the same period in 2008; including the acquisitions of operating properties, acquisitions of land for future development, costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties. We did not acquire any operating properties in 2009, while we acquired 21 operating properties with an aggregate purchase price of $271.5 million in 2008. At September 30, 2009, we had 9 properties aggregating 3.0 million square feet under development, with a current investment of $355.3 million and a total expected investment of $438.3 million.

•	We invested cash of $243.0 million and $149.3 million during 2009 and 2008, respectively, in unconsolidated investees in connection with property contributions we made, repayment of debt by the investees and a new preferred investment in an existing property fund.

•	We received distributions from unconsolidated investees as a return of investment of $44.8 million and $98.0 million during 2009 and 2008, respectively.

For the nine months ended September 30, 2009 and 2008, financing activities used net cash of $1.6 billion and provided net cash of $515.6 million, respectively. The following are the significant activities for both periods presented:
•	In 2009, we purchased and extinguished $1.1 billion original principal amount of our senior and convertible senior notes, along with certain secured mortgage debt, for a total of $900.1 million.

•	In August 2009, we issued $350.0 million of 7.625% senior notes due 2014 and during the second quarter of 2009, we incurred $391.7 million of secured mortgage debt. In May 2008, we issued $550.0 million of 2.625% convertible senior notes due 2038 and $600.0 million of senior notes due 2018 with a coupon rate of 6.625%.

•	On our lines of credit and other credit facilities, including the Global Line and the Credit Facility, we had net payments of $2.3 billion and net borrowings of $537.7 million during 2009 and 2008, respectively.

•	On our other debt, we made net payments of $319.3 million and $963.4 million during 2009 and 2008, respectively.

•	In April 2009, we closed on the Equity Offering and received net proceeds of $1.1 billion.

•	We generated proceeds from the sale and issuance of common shares under our various common share plans of $334.3 million, which includes $331.9 million from our at the market equity issuance program, during 2009 and $217.1 million during 2008.

•	We paid distributions of $200.8 million and $414.2 million to our common shareholders during 2009 and 2008, respectively. We paid dividends on our preferred shares of $19.1 million during both 2009 and 2008.
Off-Balance Sheet Arrangements
Property Fund Debt
We had investments in and advances to the property funds at September 30, 2009 of $1.8 billion. The property funds had total third party debt of $9.8 billion (for the entire entity, not our proportionate share) at September 30, 2009 that matures as follows (in millions):

	2009	2010	2011	2012	2013	Thereafter	Discount	Total (1)
ProLogis California LLC (2)	$—	$56.0	$—	$—	$—	$257.5	$—	$313.5
ProLogis North American Properties Fund I	—	130.5	111.8	—	—	—	—	242.3
ProLogis North American Properties Fund VI-X	0.5	2.2	2.3	873.6	12.4	—	—	891.0
ProLogis North American Properties Fund XI	0.1	42.9	0.6	0.7	0.4	—	(0.2)	44.5
ProLogis North American Industrial Fund (3)	—	184.0	—	52.0	169.5	1,047.7	—	1,453.2
ProLogis North American Industrial Fund II(4)	—	157.5	—	154.0	64.0	960.1	(10.2)	1,325.4
ProLogis North American Industrial Fund III (5)	0.6	2.6	120.7	97.7	385.6	426.5	(2.7)	1,031.0
ProLogis Mexico Industrial Fund (6)	—	—	—	99.1	170.0	—	—	269.1
ProLogis European Properties (7)	—	1,098.9	—	388.8	324.0	733.0	—	2,544.7
ProLogis European Properties Fund II (8)	—	816.4	—	161.2	450.9	195.2	—	1,623.7
ProLogis Korea Fund	—	—	15.7	31.6	—	—	—	47.3

Total property funds	$1.2	$2,491.0	$251.1	$1,858.7	$1,576.8	$3,620.0	$(13.1)	$9,785.7

(1)	As of September 30, 2009, we had not guaranteed any of the third party debt of the property funds. See note (4) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. The 2009 maturities, other than scheduled principal amortization, have all been paid, refinanced or extended. We are in various stages of discussions with banks on extending or refinancing the 2010 maturities. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Information on remaining equity commitments of the property funds is presented above.

(2)	On October 1, 2009, the $56.0 million of debt due in 2010 was repaid with a new incurrance of $52.5 million secured mortgage debt due in 2016.

(3)	ProLogis North American Industrial Fund has a $250.0 million credit facility that matures July 17, 2010, under which $184.0 million was outstanding with $66.0 million remaining capacity, all at September 30, 2009. The fund plans to call capital during the fourth quarter of 2009 to pay the outstanding balance of this credit facility.

(4)	We have pledged properties we own directly, valued at approximately $275 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014 and outstanding derivative contracts.

(5)	During the first quarter of 2009, we and our fund partner each loaned the property fund $25.4 million that is payable with operating cash flow, matures at dissolution of the partnership and bears interest at LIBOR plus 8%. The outstanding balance at September 30, 2009 was $23.2 million and is not included in the maturities above as it is not third party debt.

(6)	In addition to its existing third party debt, this property fund has a note payable to us for $14.3 million at September 30, 2009.

(7)	PEPR has three credit facilities with aggregate borrowing capacity of €900 million (approximately $1.3 billion). As of September 30, 2009, one facility had outstanding borrowings of $439.8 million due December 2010 and another had outstanding borrowings of $388.8 million due December 2012. The aggregate remaining capacity at September 30, 2009 was $490.7 million. In October 2009, PEPR incurred €48 million ($70.5 million) of secured mortgage debt due 2014, the proceeds of which were used to repay outstanding debt.

(8)	PEPF II has a €1 billion credit facility (approximately $1.5 billion) due May 2010. As of September 30, 2009, $816.4 million was outstanding and $649.4 million was available to borrow under this facility.
Contractual Obligations
Distribution and Dividend Requirements
Our common share distribution policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Internal Revenue Code of 1986, as amended, relative to maintaining our REIT status, while still allowing us to maximize the cash retained to meet other cash needs such as capital improvements and other investment activities.
We paid a cash distribution of $0.25 per common share for the first quarter on February 27, 2009. Recognizing the need to maintain maximum financial flexibility in light of the state of the capital markets and considering the impact of the Equity Offering, in April 2009 our Board set our quarterly distribution at $0.15 per common share. We paid cash distributions of $0.15 per common share for both the second quarter and third quarter of 2009 on May 29, 2009 and August 31, 2009, respectively. On November 2, 2009, our Board declared the fourth quarter distribution of $0.15 per common share that will be payable November 30, 2009 to shareholders of record on November 16, 2009.
The payment of distributions on common shares, including the composition between cash and shares, is subject to authorization by our Board out of funds legally available for the payment of distributions, market conditions, our financial condition and REIT distribution requirements and may be adjusted at the discretion of our Board during the year.
At September 30, 2009, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
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
Funds from Operations (“FFO”)
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
In addition, we present FFO excluding significant non-cash items. In order to derive FFO excluding significant non-cash items, we add back certain charges or subtract certain gains that we recognize directly or our share recognized by our unconsolidated investees. The items that we currently excluded were impairment charges, gains from the early extinguishment of debt, gain on the sale of our China operations that were sold in February 2009 and losses on derivative activity in FFO that were settled for cash in previous periods. We believe it is meaningful to remove the effects of significant non-cash items to more appropriately present our results on a comparative basis.
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
FFO including significant non-cash items, attributable to common shares as defined by us was $444.6 million and $793.9 million for the nine months ended September 30, 2009 and 2008, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $405.0 million and $793.9 million for the nine months ended September 30, 2009 and 2008, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2009	2008
FFO:
Reconciliation of net earnings to FFO:
Net earnings attributable to common shares	$405,809	$422,006

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	221,803	208,741
Adjustments to gains on dispositions for depreciation	(2,204)	(1,710)
Gains on dispositions of non-development/non-CDFS properties	(1,646)	(5,814)
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development/non-CDFS properties	(199,791)	(8,161)
Real estate related depreciation and amortization	8,614	23,633

Total discontinued operations	(191,177)	15,472
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	113,954	103,908
Adjustment to gains/losses on dispositions for depreciation	(7,888)	(163)
Other amortization items	(7,821)	(12,503)

Total unconsolidated investees	98,245	91,242

Total NAREIT defined adjustments	125,021	307,931

Subtotal — NAREIT defined FFO	530,830	729,937

Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	(56,897)	27,218
Current income tax expense	—	9,658
Deferred income tax expense (benefit)	(20,699)	19,478
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	(790)	2,413
Unrealized losses (gains) on derivative contracts, net	(6,167)	4,998
Deferred income tax expense (benefit)	(1,631)	234

Total unconsolidated investees	(8,588)	7,645

Total our defined adjustments	(86,184)	63,999

FFO, including significant non-cash items, attributable to common shares, as defined by us	444,646	793,936
Impairment of real estate properties and other assets	130,492	—
Net gain related to disposed assets — China operations	(3,315)	—
Gains on early extinguishment of debt	(173,218)	—
Our share of certain (gains) losses, net recognized by the property funds	6,358	—

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$404,963	$793,936

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

Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. In June 2009, we entered into a three-year ¥4.3 billion ($47.4 million as of September 30, 2009) variable rate TMK bond agreement and concurrently entered into an interest rate swap agreement to fix the interest rate for the term of the note. We have no other derivative contracts outstanding at September 30, 2009.
Our primary interest rate risk is created by the variable rate lines of credit. During the nine months ended September 30, 2009, we had weighted average daily outstanding borrowings of $1.9 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $2.1 million of cash flow for the nine months ended September 30, 2009.
As a result of a change in accounting effective January 1, 2009, our non-cash interest expense for the nine months ended September 30, 2009 increased $48.4 million, prior to capitalization of interest related to our development activities. See Note 1 to our Consolidated Financial Statements in Item 1 for further information.
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
Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At September 30, 2009, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
We also have some exposure in earnings to movements in exchange rates related to certain intercompany loans that are not deemed to be long-term in nature. We may use foreign currency forward contracts to manage these risks. At September 30, 2009, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1A. Risk Factors
As of September 30, 2009, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K, except as supplemented below:
We may change the distribution policy for our common shares in the future.
On February 9, 2009, our Board declared a distribution of $0.25 per share that was paid on February 27, 2009 to our common shareholders of record on February 19, 2009. Recognizing the need to maintain maximum financial flexibility in light of the current state of the capital markets, and considering the distribution requirements for the increased number of shares expected to be outstanding due to the Equity Offering, our Board set our quarterly distribution at $0.15 per common share. On April 29, 2009, our Board declared the second quarter distribution of $0.15 per common share that was paid on May 29, 2009 to shareholders of record on May 15, 2009 and the third quarter distribution of $0.15 per common share that was paid on August 31, 2009 to shareholders of record on August 14, 2009. On November 2, 2009, our Board declared the fourth quarter distribution of $0.15 per common share that will be payable November 30, 2009 to shareholders of record on November 16, 2009.
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
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Managing Director and Chief Accounting Officer

Date: November 4, 2009

Index to Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity and Comprehensive Income (Loss) (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.