Form 10-K
period 2009-12-31
PROLOGIS
filed 2010-02-26
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one)	☑ Large accelerated filer	☐ Accelerated filer
	☐ Non-accelerated filer (do not check if a smaller reporting company)	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

Based on the closing price of the registrant’s shares on June 30, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $3,563,239,800.

At February 19, 2010, there were outstanding approximately 474,204,900 common shares of beneficial interest of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2010 annual meeting of its shareholders are incorporated by reference in Part III of this report.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability of developed properties, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see “Item 1A Risk Factors” in this annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.

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

Our Internet website address is www.prologis.com. All reports required to be filed with the Securities and Exchange Commission (the “SEC”) are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Our common shares trade under the ticker symbol “PLD” on the New York Stock Exchange (“NYSE”).

We were formed in 1991, primarily as a long-term owner of industrial distribution space operating in the United States. Over time, our business strategy evolved to include the development of properties for contribution to property funds in which we maintain an ownership interest and the management of those property funds and the properties they own. Originally, we sought to differentiate ourselves from our competition by focusing on our corporate customers’ distribution space requirements on a national, regional and local basis and providing customers with consistent levels of service throughout the United States. However, as our customers’ needs expanded to markets outside the United States, so did our portfolio and our management team. Today, we are an international real estate company with operations in North America, Europe and Asia. Our business strategy is to integrate international scope and expertise with a strong local presence in our markets, thereby becoming an attractive choice for our targeted customer base, the largest global users of distribution space, while achieving long-term sustainable growth in cash flow.

Industrial distribution facilities are a crucial link in the modern supply chain, and they serve three primary purposes for supply-chain participants: (i) support accurate and seamless flow of goods to their appointed destinations; (ii) function as processing centers for goods; and (iii) enable companies to store enough inventory to meet surges in demand and to cushion themselves from the impact of a break in the supply chain.

At December 31, 2009, our total portfolio of properties owned, managed, and under development includes direct-owned properties and properties owned by property funds and joint ventures that we manage. These properties are located in North America, Europe and Asia and are broken down as follows:

	Number of
	Properties	Square Feet	Investment
		(in thousands)	(in thousands)

Total owned, managed and under development:
Industrial properties:
Operating properties	1,188	191,623	$11,545,501
Properties under development	5	2,930	191,127
Retail and mixed use properties	29	1,150	291,038
Land held for development	n/a	n/a	2,569,343
Other real estate investments	n/a	n/a	618,887

Total	1,222	195,703	15,215,896
Investment management-industrial properties(1)	1,379	284,262	19,913,874

Total properties owned and under management	2,601	479,965	$35,129,770

(1)	Amounts represent the entity’s investment in the operating property, not our proportionate share.

Business Strategy

In late 2008, we modified our business strategy to adjust to the global financial market and economic disruptions. This new strategy entailed limiting our development activities to conserve capital and focus on strengthening our balance sheet.

Narrowing our focus allowed us to work on specific goals we set forth for 2009, which were to:

•	reduce debt by $2.0 billion;

•	recast our global line of credit;

•	complete the properties under development as of the end of 2008 and focus on leasing our total development portfolio;

•	manage our core portfolio of industrial distribution properties to maintain and improve our net operating income stream from these assets;

•	generate liquidity through contributions of properties to our property funds and through sales of real estate to third parties; and

•	reduce gross general and administrative expenses (“G&A”) by 20% to 25%.

In 2009, we generated liquidity through the issuance of nearly $1.5 billion of common equity as well as nearly $2.9 billion of asset dispositions and property fund contributions, including $1.3 billion from the sale of certain Asian operations. These transactions allowed us to reduce our debt by $2.7 billion from December 31, 2008. In addition, we renegotiated and extended our global line of credit, simplified the debt covenants related to our senior notes and extended the maturities of our debt. See further discussion in “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We reduced our gross G&A by 26.5% in 2009 from 2008, through various cost savings initiatives, including a reduction in workforce (“RIF”) program. We executed leasing in our development portfolio in 2009, increasing the leased percentage to 64.3% at December 31, 2009 from 41.4% at the beginning of the year.

Now that we have achieved our goals for 2009, we believe we are in a better liquidity position and can focus on our longer-term strategy of conservative growth through the ownership, management and development of industrial properties with a concentrated focus on customer service. Included in our objectives for 2010 and beyond are to:

•	retain more of our development assets in order to improve the geographic diversification of our direct owned properties, as most of our planned developments are in international markets;

•	monetize our investment in land of $2.6 billion at December 31, 2009; and

•	continue to focus on staggering and extending our debt maturities.

We plan to accomplish these objectives by generating proceeds through selective sales of real estate properties (primarily located in the U.S.) and land parcels, and limited contribution of development properties to the property funds. We will use the proceeds to fund our development activities, which will allow us to respond to new build-to-suit (pre-leased) opportunities to better serve our customers and to transition our non-income producing land into income producing properties. We will continue to focus on leasing the development portfolio (representing 53.5 million square feet at December 31, 2009 that was 64.3% leased).

Our Operating Segments

The following discussion of our business segments should be read in conjunction with “Item 1A Risk Factors”, our property information presented in “Item 2 Properties”, “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our segment footnote - Note 20 to our Consolidated Financial Statements in Item 8.

Our current business strategy includes two operating segments: (i) direct owned and (ii) investment management. Our direct owned segment represents the direct long-term ownership of industrial and retail properties. Our investment management segment represents the long-term investment management of property funds, other unconsolidated investees and the properties they own.

Operating Segments - Direct Owned

Our direct owned segment represents the long-term ownership of industrial and retail properties. Our investment strategy focuses primarily on the ownership and leasing of these properties in key distribution markets. We divide our operating properties into two categories, properties that we developed (“completed development properties”) and all other operating properties (“core properties”). Prior to December 31, 2008, the completed development properties were referred to as our CDFS properties.

Also included in this segment are industrial properties that are currently under development, land available for development and land subject to ground leases.

Investments

At December 31, 2009, the following properties are in the direct owned segment and located in North America, Europe and Asia (square feet and investment in thousands):

				Investment (before
	Number			depreciation) at
	of Properties	Square Feet	Leased Percentage	December 31, 2009

Industrial and retail properties:
Core properties	1,025	141,019	90.1%	$7,436,539
Completed development properties	163	50,604	62.2%	4,108,962
Properties under development	5	2,930	100.0%	191,127
Retail properties	27	1,014	91.5%	251,948

Total industrial and retail properties	1,220	195,567	83.0%	11,988,576

Land held for development				2,569,343
Land subject to ground leases and other				385,222

Total				$14,943,141

Results of Operations

We earn rent from our customers, including reimbursement of certain operating costs, under long-term operating leases (with an average lease term of five to six years at December 31, 2009). The revenue in this segment decreased in 2009 principally due to the contributions of properties (generally completed and fully leased development properties) to the unconsolidated property funds and decreases in rental rates on turnovers, offset partially by new leasing activity in our completed development properties. However, rental revenues generated by the lease-up of newly developed properties have not been adequate to offset the loss of rental revenues from fully leased property contributions. We expect our total revenues from this segment to increase slightly in 2010 through increases in occupied square feet predominantly in our development portfolio, offset partially with decreases from contributions of properties we made in 2009 or may make in 2010. We anticipate the increases in occupied square feet to come from leases that were signed in 2009, but have not commenced occupancy, and future leasing activity in 2010.

Market Presence

At December 31, 2009, our 1,188 industrial operating properties in this segment aggregating 191.6 million square feet were located in 39 markets in 3 countries in North America (1 market in Canada, 6 markets in Mexico and 32 markets in the United States), 28 markets in 12 countries in Europe (Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and 6 markets in 2 countries in Asia (Japan and South Korea). Our largest markets for this segment in North America (based on our investment in the properties) are Atlanta, Chicago, Dallas/Fort Worth, Inland Empire, Los Angeles, New Jersey and San Francisco — South Bay. Our largest investments in Europe are in Poland and the United Kingdom and our largest investment in Asia is in Japan. Our 5 properties under development at December 31, 2009 aggregated 2.9 million square feet and were located in 1 market in North America, 3 markets in Europe and 1 market in Asia. At December 31, 2009, we owned 10,360 acres of land with an investment of $2.6 billion and located in North America (6,275 acres, $1.1 billion investment), Europe (3,959 acres, $1.2 billion investment) and Asia (126 acres, $0.3 billion investment). The retail properties and land subject to ground leases are all located in the United States. See further detail in “Item 2 Properties”.

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

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2009, in our direct owned segment, we had 2,468 customers occupying 155.2 million square feet of industrial and retail space. Our largest customer and 25 largest customers accounted for 2.3% and 21.4%, respectively, of our annualized collected base rents at December 31, 2009.

Employees

We employ 1,135 persons in our entire business. Our employees work in 3 countries in North America (725 persons), in 13 countries in Europe (310 persons) and in 2 countries in Asia (100 persons). Of the total, we have assigned 645 employees to our direct owned segment and 40 employees to our investment management segment. We have 450 employees who work in corporate positions who are not assigned to a segment who may assist with segment activities. We believe our relationships with our employees are good. Our employees are not organized under collective bargaining agreements, although some of our employees in Europe are represented by statutory Works Councils and benefit from applicable labor agreements.

Future Plans

Our current business plan allows for the selective development of industrial properties (generally pre-leased) to: (i) address the specific expansion needs of customers; (ii) enhance our market presence in a specific country, market or submarket; (iii) take advantage of opportunities where we believe we have the ability to achieve favorable returns; (iv) monetize our existing land positions through pre-committed development of industrial properties to primarily hold for long-term investment; and (v) improve the geographic diversification of our portfolio. In addition, we expect to complete the development of the properties we have under development, focus on leasing the properties in our development portfolio and complete the properties under development in joint ventures in which we have an ownership interest.

In 2010, we intend to fund our investment activities in the direct owned segment by generating proceeds through selective sales of completed real estate properties and land parcels. Additionally, depending on market conditions and the capital available from our fund partners, we may contribute core properties and/or completed development properties to the property funds.

Operating Segments — Investment Management

The investment management segment represents the investment management of unconsolidated property funds and certain joint ventures and the properties they own. We utilize our investment management expertise to manage the property funds and joint ventures and we utilize our leasing and property management expertise to manage the properties owned by these entities.

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

Investments

As of December 31, 2009, we had investments in and advances to 15 property funds totaling $1.9 billion with ownership interests ranging from 20% to 50%. These investments are in North America — 12 aggregating $1,010.2 million; Europe — 2 aggregating $845.0 million; and Asia — 1 with $21.4 million. These property funds own, on a combined basis, 1,287 distribution properties aggregating 274.2 million square feet with a total entity investment (not our proportionate share) in operating properties of $19.5 billion. Also included in this segment are certain industrial joint ventures, which we manage and that own 92 operating properties with 10.0 million square feet all located in North America.

Results of Operations

We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of these and other entities. We provide services to these entities, which may include property management, asset management, leasing, acquisition, financing and development services. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period.

We report the costs associated with our investment management segment as a separate line item Investment Management Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by 40 individuals (as of December 31, 2009 and as discussed below) who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios. For 2009, we allocated approximately 55% of our total property management costs to the investment management segment.

Market Presence

At December 31, 2009, the property funds on a combined basis owned 1,287 properties aggregating 274.2 million square feet located in 45 markets in 3 countries in North America (Canada, Mexico and the United States), 35 markets in 12 countries in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom) and 2 markets in 1 country in Asia (South Korea). The industrial joint ventures included in this segment are located in the United States and operate 92 industrial properties with 10.0 million square feet that we manage, including one joint venture that is not accounted for on the equity method. See further detail in “Item 2 Unconsolidated Investees”.

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

Customers

As in our direct owned segment, we have developed a customer base in the property funds and joint ventures that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2009, our unconsolidated investees, on a combined basis, had 2,153 customers occupying 254.9 million square feet of distribution space. The largest customer, and 25 largest customers of our unconsolidated investees, on a combined basis, accounted for 4.0% and 27.3%, respectively, of the total combined annualized collected base rents at December 31, 2009. In addition, in this segment we consider our fund partners to also be our customers. As of December 31, 2009 in our private property funds, we partnered with 42 investors, several of which invest in multiple funds.

Employees

The property funds generally have no employees of their own. We have assigned 40 employees directly to the asset management of the property funds in our investment management segment. As discussed above, we have employees in our direct owned segment that are responsible for the property management functions we provide for the properties owned by the property funds, as well as the properties we own. We have 450 employees who work in corporate positions and are not assigned to a segment who also assist with these activities as well.

Future Plans

We expect to continue to increase our investments in property funds. We expect to achieve these increases through the existing property funds’ acquisition of properties from us, or from third parties, depending on market factors and available capacity, or through the creation of new property funds. We expect the fee income we earn from the property funds and our proportionate share of net earnings of the property funds will increase as the size and value of the portfolios owned by the property funds grows and as more equity is deployed in the funds. We will continue to explore our options related to both new and existing property funds.

Our Management

Our executive team is led by our Chief Executive Officer, Walter C. Rakowich, who also serves as a member of our Board of Trustees (the “Board”) and an Executive Committee of eleven people, as follows:

Executive Committee

Walter C. Rakowich* — 52 — Chief Executive Officer of ProLogis since November 2008. Mr. Rakowich was ProLogis’ President and Chief Operating Officer from January 2005 to November 2008 and ProLogis’ Chief

Financial Officer from December 1998 to September 2005. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions, and he was a principal with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich served on the Board from August 2004 to May 2008 and was reappointed to the Board in November 2008.

Gary E. Anderson — 44 — Head of Global Investment Management since March 2009, where he is responsible for managing ProLogis’ property funds as well as raising additional private capital for our investment management business. Mr. Anderson also serves on the board of directors of ProLogis European Properties (“PEPR”), one of our unconsolidated investees that is publicly traded on the Euronext stock exchange in Amsterdam. Mr. Anderson was President of Europe and the Middle East, as well as Chairman of ProLogis’ European Operating Committee from November 2006 to March 2009. Mr. Anderson was the Managing Director responsible for investments and development in ProLogis’ Central and Mexico Regions from May 2003 to November 2006 and has been with ProLogis in various capacities since August 1994. Prior to joining ProLogis, Mr. Anderson was in the management development program of Security Capital Group, a real estate holding company.

Ted R. Antenucci* — 45 — President and Chief Investment Officer since May 2007. Mr. Antenucci also serves on the board of directors of PEPR, one of our unconsolidated investees that is publicly traded on the Euronext stock exchange in Amsterdam. Mr. Antenucci was ProLogis’ President of Global Development from September 2005 to May 2007. From September 2001 to September 2005, Mr. Antenucci was president of Catellus Commercial Development Corporation, an industrial and retail real estate company that was merged with ProLogis in September 2005. Mr. Antenucci was with affiliates of Catellus Commercial Development Corporation in various capacities from April 1999 to September 2001.

Philip N. Dunne — 41 — President — Europe since July 2009, where he is responsible for all aspects of ProLogis’ business performance in Continental Europe and the United Kingdom, including investments and development. He is also Chairman of ProLogis’ European Management Executive Committee. Prior to this, Mr. Dunne was Chief Operating Officer, Europe and the Middle East. Prior to joining ProLogis on December 1, 2008, Mr. Dunne was the Chief Operating Officer — EMEA at Jones Lang LaSalle, a global financial and professional services firm specializing in real estate services and investment management.

Larry H. Harmsen — 47 — President — United States and Canada since February 2009, where he is responsible for all aspects of business performance for ProLogis’ U.S. and Canada operations. He has been responsible for capital deployment in North America since July 2005. Previous to this and since 2003, Mr. Harmsen had been responsible for capital deployment in North America’s Pacific Region. Prior to this and since 1995, Mr. Harmsen oversaw ProLogis’ Southern California market. Prior to joining ProLogis, Mr. Harmsen was a vice president and general partner of Lincoln Property Company for 10 years.

John P. Morland — 51 — Managing Director — Global Human Resources since October 2006, where he is responsible for strategic human resources initiatives to align ProLogis’ human capital strategy with overall business activities. Prior to joining ProLogis, Mr. Morland was the Global Head of Compensation at Barclays Global Investors at its San Francisco headquarters from April 2000 to March 2005.

Edward S. Nekritz* — 44 — General Counsel of ProLogis since December 1998, Secretary of ProLogis since March 1999 and Head of Global Strategic Risk Management since March 2009. Mr. Nekritz oversees the provision of all legal services and strategic risk management for ProLogis. Mr. Nekritz is also responsible for ProLogis Investment Services Group, which handles all aspects of contract negotiations, real estate and corporate due diligence and closings on acquisitions, dispositions and financings. Mr. Nekritz has been with ProLogis in various capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer Brown LLP).

John R. “Jack” Rizzo — 60 — Chief Sustainability Officer and Head of Global Construction for ProLogis since 2009, where he is responsible for implementing our global sustainability initiatives and for maintaining our leadership position in business excellence, environmental stewardship and corporate social responsibility.

Mr. Rizzo is also responsible for all new industrial development projects worldwide. Mr. Rizzo has been with ProLogis since 1999. Prior to joining ProLogis, Mr. Rizzo was Senior Vice President and Chief Operating Officer of Perini Management Services, Inc., an affiliate of Perini Corporation, a global construction management and general contracting firm, and was responsible for international construction operations.

Charles E. Sullivan — 52 — Head of Global Operations since February 2009 where he has overall responsibility for global operations, including property management, leasing, information technology and marketing. Mr. Sullivan was Managing Director of ProLogis with overall responsibility for operations in North America from October 2006 to February 2009 and has been with ProLogis in various capacities since October 1994. Prior to joining ProLogis, Mr. Sullivan was an industrial broker with Cushman & Wakefield of Florida, a real estate brokerage and services company.

William E. Sullivan* — 55 — Chief Financial Officer since April 2007. Prior to joining ProLogis, Mr. Sullivan was the founder and president of Greenwood Advisors, Inc., a financial consulting and advisory firm focused on providing strategic planning and implementation services to small and mid-cap companies since 2005. From 2001 to 2005, Mr. Sullivan was chairman and chief executive officer of SiteStuff, an online procurement company serving the real estate industry and he continued as their chairman through June 2007.

Mike Yamada — 56 — President-Japan since February 2009 where he is responsible for all aspects of business performance for ProLogis’ Japan operations. Mr. Yamada was Japan Co-President from March 2006 to February 2009, where he was responsible for development and leasing activities in Japan and a Managing Director with ProLogis from December 2004 to March 2006 with similar responsibilities in Japan. He has been with ProLogis in various capacities since April 2002. Prior to joining ProLogis, Mr. Yamada was a senior officer of Fujita Corporation, a construction company in Japan.

* These individuals are our Executive Officers under Item 401 of Regulation S-K.

In addition to the leadership and oversight provided by our executive committee, in the United States, a regional director leads each of our four regions (Midwest, East, West and Southwest), and is responsible for both operations and capital deployment. In Europe, each of the four regions (Northern Europe, Central and Eastern Europe, Southern Europe and the United Kingdom) are led by either one or two individuals responsible for operations and capital deployment. Japan, Mexico and South Korea each have one individual who is responsible for operations and capital deployment.

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

Capital Management, Customer Service and Capital Deployment

We have a team of professionals dedicated to managing and leasing all the properties in our portfolio, which includes both direct-owned properties and those owned by the property funds that we manage. Our marketing team comprises a network of regional directors, market officers and property managers who are directly responsible for understanding and meeting the needs of existing and prospective customers in their respective markets.

Our marketing team works closely with our Global Solutions Group to identify and accommodate customers with multiple market requirements. The Global Solutions Group’s primary focus is to position us as the preferred provider of distribution space to large users of industrial distribution space. The professionals in our

Global Solutions Group also seek to build long-term relationships with our existing customers by addressing their international distribution and logistics needs. The Global Solutions Group provides our customers with outsourcing options for network optimization tools, strategic site selection assistance, business location services, material handling equipment and design consulting services. The integration of our local market expertise with our global platform enables us to better serve customers throughout all of our markets.

Our network of regional directors and market officers also leads our capital deployment efforts. They are responsible for deploying our capital resources in an efficient and productive manner that will best serve our long-term objective of increasing shareholder value. They evaluate acquisition, disposition and development opportunities in light of market conditions in their respective markets and regions, and they work closely with the Global Development Group to, among other things, create master-planned distribution parks utilizing the extensive experience of the Global Development Group. The Global Development Group incorporates the latest technology with respect to building design and systems and has developed standards and procedures to which we strictly adhere in the development of all properties to ensure that properties we develop are of a consistent quality.

We strive to build in accordance with the accepted green building rating system in all of our regions of operation. Beginning in 2008, all of our new developments in the United States comply with the U.S. Green Building Council’s standards for Leadership in Energy and Environmental Design (LEED®). In the United Kingdom, since 2008, we have been committed to developing any new properties to achieve at least a “Very Good” rating in accordance with the Building Research Establishment’s Environmental Assessment Method (BREEAM). In Japan, many of our facilities comply with the Comprehensive Assessment System for Building Environmental Efficiency (CASBEE). Where rating systems do not exist, we implement best practices learned from developing sustainable buildings across our global portfolio. In total, counting all three rating systems, ProLogis has 55 buildings with 23.8 million square feet (2.2 million square meters) of development registered or certified as green buildings.

Environmental Matters

We are exposed to various environmental risks that may result in unanticipated losses that could affect our operating results and financial condition. Either the previous owners or we subjected a majority of the properties we have acquired, including land, to environmental reviews. While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed an environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations. See Note 19 to our Consolidated Financial Statements in Item 8 and “Item 1A Risk Factors”.

Insurance Coverage

We carry insurance coverage on our properties. We determine the type of coverage and the policy specifications and limits based on what we deem to be the risks associated with our ownership of properties and our business operations in specific markets. Such coverages include property damage and rental loss insurance resulting from such perils as fire, additional perils as covered under an extended coverage policy, named windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance. Insurance is maintained through a combination of commercial insurance, self insurance and through a wholly-owned captive insurance entity. We believe that our insurance coverage contains policy specifications and insured limits that are customary for similar properties, business activities and markets and we believe our properties are adequately insured. However, an uninsured loss could result in loss of capital investment and anticipated profits.

ITEM 1A. Risk Factors

Our operations and structure involve various risks that could adversely affect our financial condition, results of operations, distributable cash flow and the value of our common shares. These risks include, among others:

General

The current market disruptions may adversely affect our operating results and financial condition.

The global financial markets have been undergoing pervasive and fundamental disruptions since the third quarter of 2008. The continuation or intensification of such volatility may lead to additional adverse impacts on the general availability of credit to businesses and could lead to a further weakening of the U.S. and global economies. To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our properties and our investments in our unconsolidated investees, the availability or the terms of financing that we and our unconsolidated investees have or may anticipate utilizing, our ability and that of our unconsolidated investees to make principal and interest payments on, or refinance, any outstanding debt when due and/or may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases.

The market volatility has made the valuation of our properties and those of our unconsolidated investees more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated investees, that could result in a substantial decrease in the value of our properties and those of our unconsolidated investees.

As a result, we may not be able to recover the current carrying amount of our properties, our investments in and advances to our unconsolidated investees and/or goodwill, which may require us to recognize an impairment charge in earnings in addition to the charges we recognized in 2009 and 2008. Additionally, certain of the fees we generate from our unconsolidated investees are dependent upon the value of the properties held by the investees or the level of contributions we make to the investees. Therefore, property value decreases have impacted and may continue to impact certain fees paid to us by our unconsolidated investees.

The pervasive and fundamental disruptions that the global financial markets have been experiencing has led to extensive and unprecedented governmental intervention. It is impossible to predict what, if any, additional interim or permanent governmental restrictions and/or increased regulation may be imposed on the financial markets and/or the effect of such restrictions and regulations on us and our results of operations.

General Real Estate Risks

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated, may impact financial results.

We are exposed to the general economic conditions, the local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties. Approximately 24.3% of our direct owned operating properties (based on our investment before depreciation) are located in California. Properties in California may be more susceptible to certain types of natural disasters, such as earthquakes, brush fires, flooding and mudslides, than properties located in other markets and a major natural disaster in California could have a material adverse effect on our operating results. We also have significant holdings (defined as more than 3.0% of our total investment before depreciation in direct owned operating properties), in certain markets located in Atlanta, Chicago, Dallas/Fort Worth, New Jersey and Japan. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities. In addition, the property funds and joint ventures in which we have an ownership interest have concentrations of properties in the same markets mentioned above, as well as Pennsylvania, Reno, France, Germany, Poland and the United Kingdom and are subject to the economic conditions in those markets.

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

We have developed a significant number of industrial properties since our inception. In late 2008, we scaled back our development activities in response to current economic conditions and, in 2009, we have resumed development activity in a selective manner through build-to-suit transactions on our land, including opportunities to use development capital or take out commitments from one of our partners or customers.

As of December 31, 2009, we had 163 completed development properties that were 62.2% leased (19.1 million square feet of unleased space) and we had 5 industrial properties under development that were 100.0% leased. As of December 31, 2009, we had approximately $307.8 million of costs remaining to be spent related to our development portfolio to complete the development and lease the space in these properties.

Additionally as of December 31, 2009, we had 10,360 acres of land with a current investment of $2.6 billion for potential future development of industrial properties or other commercial real estate projects or for sale to third parties. Within our land positions, we have concentrations in many of the same markets as our operating properties. Approximately 16.8% of our land (based on the current investment balance) is in the United Kingdom. During 2009, we recorded impairment charges of $137.0 million, due to the decrease in current estimated fair value of the land and increased probability that we will dispose of certain land parcels rather than develop as previously planned. We will look to monetize the land in the future through sale to third parties, development of industrial properties to hold for long-term investment or sale to an unconsolidated investee for development, depending on market conditions, our liquidity needs and other factors.

We will be subject to risks associated with such development, leasing and disposition activities, all of which may adversely affect our results of operations and available cash flow, including, but not limited to:

•	the risk that we may not be able to lease the available space in our recently completed developments at rents that are sufficient to be profitable;

•	the risk that we will seek to sell certain land parcels and we will not be able to find a third party to acquire such land or that the sales price will not allow us to recover our investment, resulting in additional impairment charges;

•	the risk that development opportunities explored by us may be abandoned and the related investment will be impaired;

•	the risk that we may not be able to obtain, or may experience delays in obtaining, all necessary zoning, building, occupancy and other governmental permits and authorizations;

•	the risk that due to the increased cost of land, our activities may not be as profitable;

•	the risk that construction costs of a property may exceed the original estimates, or that construction may not be concluded on schedule, making the project less profitable than originally estimated or not profitable at all; including the possibility of contract default, the effects of local weather conditions, the possibility of local or national strikes by construction-related labor and the possibility of shortages in materials, building supplies or energy and fuel for equipment; and

•	the risk that occupancy levels and the rents that can be earned for a completed project will not be sufficient to make the project profitable.

Our business strategy to provide liquidity to reduce debt by contributing properties to property funds or disposing of properties to third parties may not be successful.

Our ability to contribute or sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties; current market conditions, including the capitalization rates applicable to our properties; and other factors beyond our control. The property funds or third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should the property funds or third parties have limited or no access to capital on favorable terms, then contributions and dispositions could be delayed resulting in adverse effects on our liquidity, results of operations, distributable cash flow, debt covenant ratios, and the value of our securities.

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

Our results of operations, distributable cash flow and the value of our securities would be adversely affected if we were unable to lease, on economically favorable terms, a significant amount of space in our operating properties. We have 28.4 million square feet of industrial and retail space (out of a total of 155.2 million occupied square feet representing 15.3% of total annual base rents) with leases that expire in 2010, including 4.4 million square feet of leases that are on a month-to-month basis. In addition, our unconsolidated investees have a combined 37.4 million square feet of industrial space (out of a total 254.9 million occupied square feet representing 13.0% of total annual base rent) with leases that expire in 2010, including 5.5 million square feet of leases that are on a month-to-month basis. The number of industrial and retail properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained in new leases.

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

We and our unconsolidated investees currently carry insurance coverage including property damage and rental loss insurance resulting from such perils as fire, additional perils as covered under an extended coverage policy, named windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated investees, including the property funds, are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

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

A majority of the properties we acquire are subjected to environmental reviews either by us or by the predecessor owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. In connection with the merger in 2005 with Catellus Development Corporation (“Catellus”), we acquired certain properties in urban and industrial areas that may have been leased to, or previously owned by, commercial and industrial companies that discharged hazardous materials. We established a liability at the time of acquisition to cover such costs. We adjust the liabilities, as appropriate, when additional information becomes available. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to lease or sell such properties or to borrow using such properties as collateral and may have an adverse effect on our distributable cash flow.

We are exposed to the potential impacts of future climate change and climate-change related risks

We consider that we are exposed to potential physical risks from possible future changes in climate. Our distribution facilities may be exposed to rare catastrophic weather events, such as severe storms and/or floods. If the frequency of extreme weather events increases due to climate change, our exposure to these events could increase.

We do not currently consider our company to be exposed to regulatory risks related to climate change, as our operations do not emit a significant amount of greenhouse gases. However, we may be adversely impacted as a real estate developer in the future by stricter energy efficiency standards for buildings.

Risks Related to Financing and Capital

Our operating results and financial condition could be adversely affected if we are unable to make required payments on our debt or are unable to refinance our debt.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our credit facilities and certain other debt bears interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. In addition, our unconsolidated investees have short-term debt that was used to acquire properties from us or third parties and other maturing indebtedness. If these investees are unable to refinance their indebtedness or meet their payment obligations, it may impact our distributable cash flow and our financial condition and/or we may be required to recognize impairment charges to our investments similar to those we recognized in 2009.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our credit facilities, the indenture under which our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. In addition, our credit facility contains various covenants and certain borrowing limitations based on the value of our unencumbered property pool (as defined in the agreement). These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under our covenant provisions and are unable to cure the default, refinance our indebtedness or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected.

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

If we fail to qualify as a REIT, we will be taxed as a regular corporation, and distributions to shareholders will not be deductible in computing our taxable income. The resulting corporate income tax liabilities could materially reduce our cash flow and funds available for dividends and/or reinvestment. Moreover, we might not be able to elect to be treated as a REIT for the four taxable years after the year during which we ceased to qualify as a REIT. In addition, if we later requalified as a REIT, we might be required to pay a full corporate-level tax on any unrealized gains in our assets as of the date of requalification, or upon subsequent disposition, and to make distributions to our shareholders equal to any earnings accumulated during the period of non-REIT status.

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

We are subject to a pending audit by the IRS for the 2003 through 2005 income tax returns of Catellus, including certain of its subsidiaries and partnerships. We have recorded an accrual for the liabilities that may arise from these audits. See Note 15 to our Consolidated Financial Statements in Item 8. The finalization of the remaining audits may result in an adjustment in which the actual liabilities or settlement costs, including interest and potential penalties, if any, may prove to be more than the liability we have recorded.

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

Our current quarterly distribution is $0.15 per common share. The annual distribution rate on common shares as a percentage of our market price may influence the trading price of such common shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate than we have set, which could adversely affect the value of our common shares.

As a global company, we are subject to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2009, we generated approximately 34% of our revenue from operations outside the United States, primarily due to proceeds from the sale of our investments in the Japan funds. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

•	difficulties and costs of staffing and managing international operations in certain regions;

•	currency restrictions, which may prevent the transfer of capital and profits to the United States;

•	unexpected changes in regulatory requirements;

•	potentially adverse tax consequences;

•	the responsibility of complying with multiple and potentially conflicting laws, e.g., with respect to corrupt practices, employment and licensing;

•	the impact of regional or country-specific business cycles and economic instability;

•	political instability, civil unrest, drug trafficking, political activism or the continuation or escalation of terrorist or gang activities (particularly with respect to our operations in Mexico); and

•	foreign ownership restrictions with respect to operations in countries.

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

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the national currency. At December 31, 2009, approximately 42% of our total assets are invested in a currency other than the U.S. dollar, primarily the euro, Japanese yen and British pound sterling. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and, on occasion and when deemed appropriate, using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

We are subject to governmental regulations and actions that affect operating results and financial condition.

Many laws, including tax laws, and governmental regulations apply to us, our unconsolidated investees and our properties. Changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur, which might affect our ability to conduct business.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We have directly invested in real estate assets that are primarily generic industrial properties. In Japan, our industrial properties are generally multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for storage, packaging, assembly, distribution, and light manufacturing of consumer and industrial products. Based on the square footage of our operating properties in the direct owned segment at December 31, 2009, our properties are 99.5% industrial properties; including 92.1% used for bulk distribution, 6.5% used for light manufacturing and assembly, and 0.9% used for other purposes, primarily service centers, while the remaining 0.5% of our properties are retail.

At December 31, 2009, we owned 1,215 operating properties in our direct owned segment; including 1,188 industrial properties located in North America, Europe, and Asia and 27 retail properties in North America. In North America, our properties are located in 32 markets in 19 states in the United States and the District of Columbia, 6 markets in Mexico and 1 market in Canada. Our properties are located in 28 markets in 12 countries in Europe and 6 markets in 2 countries in Asia.

Geographic Distribution

For this presentation, we define our markets based on the concentration of properties in a specific area. A market, as defined by us, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country.

Properties

The information in the following tables is as of December 31, 2009 for the operating properties, properties under development and land we own, including 84 buildings owned by entities we consolidate but of which we own less than 100%. All of these assets are included in our direct owned segment. This includes our development portfolio of operating properties we developed or are currently developing. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2009. No individual property or group of properties operating as a single business unit generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2009. These tables do not include properties that are owned by property funds or other unconsolidated investees, which are discussed under “— Unconsolidated Investees”.

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased (1)	Footage	Depreciation	Encumbrances (2)

Operating properties owned in the direct owned segment at December 31, 2009 (dollars and rentable square footage in thousands):
Industrial properties:
North America — by Country, by Market (39 markets)(3):
United States:
Atlanta, Georgia	68	90.24%	10,523	$369,616	$49,123
Austin, Texas	12	98.16%	870	34,663	—
Central Valley, California	12	88.23%	4,447	240,753	9,436
Charlotte, North Carolina	31	95.95%	3,623	119,842	35,115
Chicago, Illinois	83	93.32%	18,354	1,007,796	158,710
Cincinnati, Ohio	21	59.95%	3,603	109,735	22,212
Columbus, Ohio	30	88.09%	5,873	225,940	35,388
Dallas/Fort Worth, Texas	95	89.63%	15,032	605,333	66,237
Denver, Colorado	26	92.24%	4,147	221,381	35,241
El Paso, Texas	16	93.18%	2,050	65,009	—
Houston, Texas	65	98.10%	5,875	215,378	8,735
I-81 Corridor, Pennsylvania	10	86.35%	3,737	194,234	—
Indianapolis, Indiana	30	88.08%	3,155	115,298	8,147
Inland Empire, California	38	89.63%	16,180	1,280,686	187,045
Las Vegas, Nevada	9	67.95%	1,074	60,671	4,380
Los Angeles, California	65	95.78%	5,464	600,135	67,459
Louisville, Kentucky	12	98.67%	3,261	112,721	3,846
Memphis, Tennessee	20	90.14%	4,661	135,822	—
Nashville, Tennessee	29	97.01%	2,985	86,206	—
New Jersey	34	94.90%	6,583	426,525	86,281
Orlando, Florida	17	70.96%	1,916	99,012	—
Phoenix, Arizona	31	73.11%	2,559	121,935	—
Portland, Oregon	14	97.96%	1,635	106,514	35,748
Reno, Nevada	18	91.72%	3,213	133,946	10,576
San Antonio, Texas	41	93.64%	3,742	136,937	3,313
San Francisco (East Bay), California	46	97.63%	4,208	280,602	47,243
San Francisco (South Bay), California	72	92.67%	4,447	406,884	34,078
Seattle, Washington	2	61.67%	246	28,479	7,570
South Florida	19	63.28%	1,732	131,678	11,553
St. Louis, Missouri	6	68.91%	686	23,115	—
Tampa, Florida	52	86.27%	3,565	148,196	8,819
Washington D.C./Baltimore, Maryland	28	83.86%	4,537	232,248	14,328
Other	2	80.39%	367	19,387	—

Subtotal United States	1,054	89.62%	154,350	8,096,677	950,583

Mexico:
Guadalajara	2	14.32%	269	11,783	—
Juarez	8	51.34%	947	43,255	—
Mexico City	9	70.49%	2,301	127,990	—
Monterrey	4	52.37%	746	32,025	—
Reynosa	4	48.84%	607	25,687	—
Tijuana	3	74.43%	692	34,786	—

Subtotal Mexico	30	60.21%	5,562	275,526	—

Canada — Toronto	2	20.91%	526	43,535	—

Subtotal North America	1,086	88.00%	160,438	8,415,738	950,583

Europe — by Country (28 markets)(4):
Czech Republic	8	30.97%	2,115	193,666	—
France	12	56.46%	3,056	232,464	—
Germany	13	65.31%	2,171	170,010	—
Hungary	4	64.59%	1,095	63,692	—
Italy	4	17.63%	1,330	87,405	—
Netherlands	1	0.00%	273	15,131	—

			Rentable	Investment
	No. of	Percentage	Square	Before
	Bldgs.	Leased (1)	Footage	Depreciation	Encumbrances (2)

Poland	21	36.15%	5,181	306,520	—
Romania	4	98.22%	1,154	56,865	—
Slovakia	4	83.81%	1,245	85,661	—
Spain	3	14.67%	891	53,716	—
Sweden	1	60.29%	878	59,417	—
United Kingdom	13	23.32%	3,162	325,768	—

Subtotal Europe	88	45.18%	22,551	1,650,315	—

Asia — by Country (6 markets)(5):
Japan	10	71.03%	8,209	1,434,650	153,818
Korea	4	100.00%	425	44,798	5,185

Subtotal Asia	14	72.45%	8,634	1,479,448	159,003

Total industrial properties	1,188	82.70%	191,623	11,545,501	1,109,586

Retail properties:
North America — by Country (3 markets):
United States	27	91.54%	1,014	251,948	4,194

Total retail properties	27	91.54%	1,014	251,948	4,194

Total operating properties owned in the direct owned segment at December 31, 2009	1,215	82.75%	192,637	$11,797,449	$1,113,780

			Properties Under Development
					Rentable		Total
	Land Held for Development		No. of	Percentage	Square	Current	Expected
	Acreage	Investment	Bldgs.	Leased (1)	Footage	Investment	Cost (6)

Land held for development and properties under development at December 31, 2009 (dollars and rentable square footage in thousands):
North America — by Country, by Market (37 total markets):
United States:
Atlanta, Georgia	467	$37,454	—	—	—	$—	$—
Austin, Texas	10	5,475	—	—	—	—	—
Central Valley, California	799	23,602	—	—	—	—	—
Charlotte, North Carolina	20	3,554	—	—	—	—	—
Chicago, Illinois	739	86,876	—	—	—	—	—
Cincinnati, Ohio	76	8,182	—	—	—	—	—
Columbus, Ohio	233	13,918	—	—	—	—	—
Dallas, Texas	470	32,178	—	—	—	—	—
Denver, Colorado	94	10,015	—	—	—	—	—
East Bay, California	27	25,255	—	—	—	—	—
El Paso, Texas	68	4,055	—	—	—	—	—
Houston, Texas	122	8,338	—	—	—	—	—
Indianapolis, Indiana	91	5,147	—	—	—	—	—
Inland Empire, California	466	109,613	1	100.00%	667	18,729	57,178
Jacksonville, Florida	103	18,054	—	—	—	—	—
Las Vegas, Nevada	68	34,715	—	—	—	—	—
Los Angeles, California	20	41,951	—	—	—	—	—
Louisville, Kentucky	13	600	—	—	—	—	—
Memphis, Tennessee	159	10,651	—	—	—	—	—
Nashville, Tennessee	280	158,815	—	—	—	—	—
New Jersey	16	4,195	—	—	—	—	—
Norfolk, Virginia	83	10,029	—	—	—	—	—
Pennsylvania	307	33,119	—	—	—	—	—
Phoenix, Arizona	148	23,755	—	—	—	—	—
Portland, Oregon	23	3,172	—	—	—	—	—
Reno, Nevada	178	18,459	—	—	—	—	—
San Antonio, Texas	55	5,971	—	—	—	—	—
South Florida	82	53,631	—	—	—	—	—
Tampa, Florida	43	3,695	—	—	—	—	—
Washington D.C./Baltimore, Maryland	137	24,050	—	—	—	—	—

			Properties Under Development
					Rentable		Total
	Land Held for Development		No. of	Percentage	Square	Current	Expected
	Acreage	Investment	Bldgs.	Leased (1)	Footage	Investment	Cost (6)

Mexico:
Guadalajara	48	14,979	—	—	—	—	—
Juarez	148	20,532	—	—	—	—	—
Matamoros	122	19,599	—	—	—	—	—
Mexico City	121	46,068	—	—	—	—	—
Monterrey	159	34,048	—	—	—	—	—
Reynosa	107	13,053	—	—	—	—	—
Canada — Toronto	173	94,298	—	—	—	—	—

Subtotal North America	6,275	1,061,101	1	100.00%	667	18,729	57,178

Europe — by Country (35 total markets):
Austria	33	29,401	—	—	—	—	—
Belgium	30	13,451	—	—	—	—	—
Czech Republic	367	91,655	—	—	—	—	—
France	316	79,275	—	—	—	—	—
Germany	261	101,879	—	—	—	—	—
Hungary	345	86,074	—	—	—	—	—
Italy	73	21,801	—	—	—	—	—
Netherlands	38	24,725	1	100.00%	548	33,536	43,436
Poland	948	178,623	—	—	—	—	—
Romania	90	19,523	—	—	—	—	—
Slovakia	117	34,876	—	—	—	—	—
Spain	98	67,842	1	100.00%	861	46,741	62,758
Sweden	6	2,139	—	—	—	—	—
United Kingdom	1,237	432,368	1	100.00%	504	11,318	39,370

Subtotal Europe	3,959	1,183,632	3	100.00%	1,913	91,595	145,564

Asia — by Country (5 total markets):
Japan	94	288,123	1	100.00%	350	80,803	92,957
Korea	32	36,487	—	—	—	—	—

Subtotal Asia	126	324,610	1	100.00%	350	80,803	92,957

Total land held for development and properties under development in the direct owned segment at December 31, 2009	10,360	$2,569,343	5	100.00%	2,930	$191,127	$295,699

The following is a summary of our direct-owned investments in real estate assets at December 31, 2009:

Investment
Before Depreciation
(in thousands)

Industrial and retail properties	$11,797,449
Land subject to ground leases and other (7)	385,222
Properties under development	191,127
Land held for development	2,569,343
Mixed use properties	39,090
Other investments (8)	233,665

Total	$15,215,896

(1)	Represents the percentage leased at December 31, 2009. Operating properties at December 31, 2009 include completed development properties that may be in the initial lease-up phase, which reduces the overall leased percentage (see notes 3, 4 and 5 below for information regarding developed properties).

(2)	Certain properties are pledged as security under our secured mortgage debt and assessment bonds at December 31, 2009. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have $1.1 million of encumbrances related to other real estate assets not included in the direct owned segment. See Schedule III — Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	In North America, includes 67 completed development properties aggregating 21.3 million square feet at a total investment of $1.1 billion that are 76.1% leased and in our development portfolio.

(4)	In Europe, includes 84 completed development properties aggregating 20.9 million square feet at a total investment of $1.5 billion that are 44.1% leased and in our development portfolio.

(5)	In Asia, includes 12 completed development properties aggregating 8.4 million square feet at a total investment of $1.5 billion that are 71.8% leased and in our development portfolio.

(6)	Represents the total expected cost to complete a property under development and may include the cost of land, fees, permits, payments to contractors, architectural and engineering fees, interest, project management costs and other appropriate costs to be capitalized during construction and also leasing costs, rather than the total actual costs incurred to date.

(7)	Amount represents investments of $314.9 million in land subject to ground leases, an investment of $36.1 million in railway depots, an investment of $29.9 million in parking lots and $4.3 million in solar panels.

(8)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($45.6 million); (ii) certain infrastructure costs related to projects we are developing on behalf of others; (iii) costs incurred related to future development projects, including purchase options on land; (iv) costs related to our corporate office buildings, which we occupy; and (v) earnest money deposits associated with potential acquisitions.

Unconsolidated Investees

At December 31, 2009, our investments in and advances to unconsolidated investees totaled $2.2 billion. The property funds totaled $1.9 billion and the industrial and retail joint ventures totaled $134.0 million at December 31, 2009 and are all included in our investment management segment. The remaining unconsolidated investees totaled $141.1 million at December 31, 2009 and are not included in either of our reportable segments.

Investment Management Segment

At December 31, 2009, our ownership interests range from 20% to 50% in 15 property funds and several other entities that are presented under the equity method. We act as manager of each of these entities. We also have an ownership interest in a joint venture that we manage and do not account for under the equity method. These entities primarily own or are developing industrial properties.

The information provided in the table below (dollars and square footage in thousands) is only for our unconsolidated entities included in this segment with operating industrial properties and represents the total entity, not just our proportionate share. See “Item 1 Business” and Note 6 to our Consolidated Financial Statements in Item 8.

				Rentable
	No. of	No. of		Square	Percentage	Entity’s
	Bldgs.	Markets		Footage	Leased	Investment (1)

North America:
Property funds:
ProLogis California	80	2		14,178	94.19%	$700,588
ProLogis North American Properties Fund I	35	16		9,033	97.04%	376,176
ProLogis North American Properties Fund VI	21	6		8,384	92.70%	507,627
ProLogis North American Properties Fund VII	29	8		6,205	86.36%	399,520
ProLogis North American Properties Fund VIII	24	8		3,064	94.61%	193,718
ProLogis North American Properties Fund IX	19	7		3,306	70.40%	191,626
ProLogis North American Properties Fund X	29	9		4,191	84.67%	224,237
ProLogis North American Properties Fund XI	12	2		3,616	96.80%	181,869
ProLogis North American Industrial Fund	258	31		49,656	94.85%	2,948,285
ProLogis North American Industrial Fund II	148	31		36,018	89.72%	2,170,506
ProLogis North American Industrial Fund III	120	7		24,693	92.10%	1,752,896
ProLogis Mexico Industrial Fund	72	11		9,144	86.41%	573,849

Property funds	847	45	(2)	171,488	91.89%	10,220,897
Industrial joint ventures(3)	92	13		10,021	94.47%	444,985

Total North America	939	46	(2)	181,509	92.03%	10,665,882

Europe — property funds:
ProLogis European Properties	232	28		52,978	95.80%	4,518,277
ProLogis European Properties Fund II	196	30		48,041	96.80%	4,579,539

Total Europe	428	35	(2)	101,019	96.27%	9,097,816

Asia — property funds:
ProLogis Korea Fund	12	2		1,734	97.82%	150,176

Total Asia	12	2	(2)	1,734	97.82%	150,176

Total unconsolidated investees	1,379	83		284,262	93.57%	$19,913,874

(1)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2009.

(2)	Represents the total number of markets in each continent on a combined basis.

(3)	Includes 90 properties that we manage but do not account for under the equity method.

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

	High Sale	Low Sale	Per Common Share
	Price	Price	Cash Distribution

2008:
First Quarter	$64.00	$51.04	$0.5175
Second Quarter	66.51	53.42	0.5175
Third Quarter	54.89	34.61	0.5175
Fourth Quarter	39.85	2.20	0.5175
2009:
First Quarter	$16.68	$4.87	$0.25
Second Quarter	9.77	6.10	0.15
Third Quarter	13.30	6.54	0.15
Fourth Quarter	15.04	10.76	0.15
2010:
First Quarter (through February 19)	$14.12	$11.32	$0.15	(1)

(1)	Declared on February 1, 2010 and payable on February 26, 2010 to holders of record on February 12, 2010.

On February 19, 2010, we had approximately 474,204,900 common shares outstanding, which were held of record by approximately 7,900 shareholders.

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

The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board during the year.

In addition to common shares, we have issued cumulative redeemable preferred shares of beneficial interest. At December 31, 2009, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of preferred shares outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of other capital shares of ours, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with our other series of preferred shares. Annual per share dividends paid on each series of preferred shares were as follows for the periods indicated:

	Years Ended December 31,
	2009	2008

Series C Preferred Shares	$4.27	$4.27
Series F Preferred Shares	$1.69	$1.69
Series G Preferred Shares	$1.69	$1.69

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

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plans see Notes 11 and 12 to our Consolidated Financial Statements in Item 8.

Other Shareholder Matters

Other Issuances of Common Shares

In 2009, we issued 413,500 common shares, upon exchange of limited partnership units in our majority-owned and consolidated real estate partnerships. These common shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Common Share Plans

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

See our 2010 Proxy Statement for further information relative to our equity compensation plans.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data relating to our historical financial condition and results of operations for 2009 and the four preceding years. Certain amounts for the years prior to 2009 presented in the table below have been reclassified to conform to the 2009 financial statement presentation and to reflect discontinued operations. The amounts in the table below are in millions, except for per share amounts.

	Years Ended December 31,
	2009	2008 (1)	2007 (1)	2006	2005

Operating Data:
Total revenues (2)	$1,223	$5,566	$6,106	$2,362	$1,748
Total expenses	$1,177	$4,989	$5,007	$1,636	$1,355
Operating income (2)	$46	$577	$1,099	$726	$393
Interest expense	$373	$385	$390	$296	$177
Earnings (loss) from continuing operations (3)	$(265)	$(282)	$929	$679	$272
Discontinued operations (4)	$289	$(168)	$129	$199	$129
Consolidated net earnings (loss)	$24	$(450)	$1,058	$878	$401
Net earnings (loss) attributable to common shares	$(3)	$(479)	$1,028	$849	$371
Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.73)	$(1.18)	$3.50	$2.64	$1.19
Discontinued operations	0.72	(0.64)	0.50	0.81	0.63

Net earnings (loss) per share attributable to common shares — Basic (3)	$(0.01)	$(1.82)	$4.00	$3.45	$1.82

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.73)	$(1.18)	$3.38	$2.55	$1.16
Discontinued operations	0.72	(0.64)	0.48	0.77	0.60

Net earnings (loss) per share attributable to common shares — Diluted (3)	$(0.01)	$(1.82)	$3.86	$3.32	$1.76

Weighted average common shares outstanding:
Basic	403	263	257	246	203
Diluted	403	263	267	257	214
Common Share Distributions:
Common share cash distributions paid	$272	$543	$473	$393	$297
Common share distributions paid per share	$0.70	$2.07	$1.84	$1.60	$1.48
FFO (5):
Reconciliation of net earnings to FFO:
Net earnings (loss) attributable to common shares	$(3)	$(479)	$1,028	$849	$371
Total NAREIT defined adjustments	213	449	150	149	161
Total our defined adjustments	(71)	164	28	(53)	(2)

FFO attributable to common shares as defined by ProLogis, including significant non-cash items	139	134	1,206	945	530
Add (deduct) significant non-cash items:
Impairment of real estate properties	331	275	—	—	—
Impairment of goodwill and other assets	164	321	—	—	—
Impairment (net gain) related to disposed assets — China operations	(3)	198	—	—	—
Gain on early extinguishment of debt	(172)	(91)	—	—	—
Losses related to temperature-controlled distribution assets	—	—	—	—	25
Our share of the loss/impairment recorded by an unconsolidated investee	—	108	—	—	—
Our share of certain losses recognized by the property funds, net	9	—	—	—	—

FFO attributable to common shares as defined by ProLogis, excluding significant non-cash items	$468	$945	$1,206	$945	$555

Cash Flow Data:
Net cash provided by operating activities (2)	$116	$884	$1,233	$687	$488
Net cash provided by (used in) investing activities	$1,208	$(1,343)	$(4,079)	$(2,069)	$(2,223)
Net cash provided by (used in) financing activities	$(1,463)	$358	$2,742	$1,645	$1,713

	As of December 31,
	2009	2008 (1)	2007 (1)	2006	2005

Financial Position:
Real estate owned, excluding land held for development, before depreciation	$12,647	$13,243	$14,428	$12,500	$10,830
Land held for development	$2,569	$2,483	$2,153	$1,397	$1,045
Investments in and advances to unconsolidated investees	$2,152	$2,270	$2,345	$1,300	$1,050
Total assets	$16,885	$19,269	$19,724	$15,904	$13,126
Total debt	$7,978	$10,711	$10,217	$8,387	$6,678
Total liabilities	$8,878	$12,511	$11,920	$9,453	$7,580
Noncontrolling interests	$20	$20	$79	$52	$58
ProLogis shareholders’ equity	$7,987	$6,738	$7,725	$6,399	$5,488
Number of common shares outstanding	474	267	258	251	244

(1)	Effective January 1, 2009, we adopted a new accounting standard related to our convertible debt that resulted in the restatement of 2008 and 2007 amounts. See Note 2 to our Consolidated Financial Statements in Item 8 for more information.

(2)	Changes in global economic conditions in late 2008 resulted in changes to our business strategy, including the elimination of our CDFS segment. During 2009, we contributed and sold certain properties. However, they are now reflected as net gains, rather than revenues, in our Consolidated Statements of Operations and as cash provided by investing activities, rather than operating. See our Consolidated Financial Statements in Item 8 for more information.

(3)	During 2009, we recognized impairment charges of $331.6 million on certain of our real estate properties, $143.6 million on certain of our unconsolidated investments, and $20.0 million related to other assets. During 2008, we recognized impairment charges of $274.7 million on certain of our real estate properties, $175.4 million related to goodwill, $113.7 million on certain of our unconsolidated investments, $31.5 million related to other assets, and our share of impairment charges recorded by an unconsolidated investee of $108.2 million. See our Consolidated Financial Statements in Item 8 for more information.

(4)	Discontinued operations include income (loss) attributable to assets held for sale and disposed properties, net gains recognized on the disposition of properties to third parties and, in 2008, an impairment charge of $198.2 million as a result of our sale in February 2009 of our China operations. Amounts in 2005 include impairment charges related to temperature controlled distribution assets of $25.2 million.

(5)	Funds from operations (“FFO”) is a non-U.S. generally accepted accounting principle (“GAAP”) measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. FFO is not used by us as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

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

At the same time that NAREIT created and defined its FFO concept for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe that financial analysts, potential investors and shareholders who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of FFO. Our FFO measures are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations”.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with our Consolidated Financial Statements included in Item 8 of this report and the matters described under “Item 1A. Risk Factors”.

Management’s Overview

We are a self-administered and self-managed REIT that owns, operates and develops real estate properties, primarily industrial properties, in North America, Europe and Asia (directly and through our unconsolidated investees). Our business is primarily driven by requirements for modern, well-located industrial space in key global distribution locations. Our focus on our customers’ needs has enabled us to become a leading global provider of industrial distribution properties.

Our business strategy currently includes two operating segments: direct owned and investment management. Our direct owned segment represents the direct long-term ownership of industrial and retail properties. Our investment management segment represents the long-term investment management of property funds and certain other unconsolidated investees, and the properties they own. We generate revenues; earnings; FFO, as defined at the end of Item 7; and cash flows through our segments primarily as follows:

•	Direct Owned Segment-We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases for the properties that we own. The revenue in this segment has decreased due to contribution of properties to property funds and a decrease in rental rates on turnover, offset partially with increases in occupancy levels within our development portfolio. Rental revenues generated by the lease-up of newly developed properties have not been adequate to offset the loss of rental revenues from the decrease in the property portfolio. We expect our total revenues from this segment to increase slightly in 2010 through increases in occupied square feet predominantly in our development portfolio, offset partially with decreases from contributions of properties we made in 2009 or may make in 2010. We anticipate the increases in occupied square feet to come from leases that were signed in 2009, but have not commenced occupancy, and future leasing activity in 2010. Our development portfolio, including completed development properties and those currently under development, was 64.3% leased at December 31, 2009 and 41.4% leased at December 31, 2008. Our intent is to hold the properties in our direct owned segment for long-term investment, including the development of new properties utilizing our existing land. However, we may contribute certain properties to a property fund or sell land or properties to third parties, depending on market conditions and liquidity needs.

•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of these and other entities. We provide services to these entities, which may include property management, asset management, leasing, acquisition, financing and development. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period.

As discussed earlier, on December 31, 2008, all of the assets and liabilities in the CDFS business segment were transferred into our two remaining segments. In 2009, we recognized income from the previously deferred gains from the Japan property funds that were deferred upon original contributions and triggered with the sale of our investments. During 2008 and 2007, our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we had an ownership interest and managed, or sold to third parties.

Summary of 2009

In late 2008, we modified our business strategy to adjust to the global financial market and economic disruptions at that time. This new strategy entailed limiting our development activities to conserve capital and focus on strengthening our balance sheet.

Narrowing our focus allowed us to work on specific goals we set forth for 2009, which were to:

•	reduce debt by $2.0 billion;

•	recast our global line of credit;

•	complete the properties under development as of the end of 2008 and focus on leasing our total development portfolio;

•	manage our core portfolio of industrial distribution properties to maintain and improve our net operating income stream from these assets;

•	generate liquidity through contributions of properties to our property funds and through sales of real estate to third parties; and

•	reduce gross G&A by 20% to 25%.

Since December 31, 2008, we have achieved each of these goals, including reducing our debt by $2.7 billion, through the following activities:

Debt activity (all are discussed in further detail below under “- Liquidity and Capital Resources”):

•	In August 2009, we amended and restated our global line of credit (“Global Line”), extending the maturity to August 2012 and reducing the size of our aggregate commitments to $2.25 billion (subject to currency fluctuations), after October 2010.

•	On October 1, 2009, pursuant to a consent solicitation and to support our objective of simplifying our debt structure, we amended certain covenants and events of default related to certain of our senior notes.

•	During 2009, we issued five- and ten-year senior notes for a total of $950.0 million.

•	During 2009, we closed on $499.9 million of secured mortgage debt in five separate transactions.

•	In 2009, we repurchased certain senior and other notes and secured mortgage debt that resulted in the recognition of a gain of $172.3 million and reduced our debt obligations by $242.1 million.

Equity issuances:

•	On April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share and received net proceeds of $1.1 billion (“Equity Offering”).

•	During the third quarter, we generated net proceeds of $325.1 million from the issuance of 29.8 million common shares under our at-the-market equity issuance program, after payment of $6.9 million of commissions to the sales agent.

Asset dispositions and contributions:

•	We generated $1.3 billion of cash from the sale of our China operations ($845.5 million) and our investments in the Japan property funds ($500.0 million) in the first quarter of 2009. We entered into a sale agreement in December 2008, at which time we recorded an impairment charge of $198.2 million on our China operations and classified the assets and liabilities as held for sale.

•	In connection with the sale of our investments in the Japan property funds, we recognized a net gain of $180.2 million and $20.5 million of current income tax expense. The gain is reflected as CDFS proceeds as it represents the recognition of previously deferred gains on the contributions of properties to the property funds based on our ownership interest in the property fund at the time of original contributions.

•	During 2009, we generated aggregate proceeds of $1.5 billion from the contribution of 43 properties to ProLogis European Properties Fund II, and the sale of land parcels and 140 properties to third parties.

Other:

•	We reduced our gross G&A by 26.5% in 2009 from 2008, through various cost savings initiatives, including a RIF program.

•	We executed leasing in our development portfolio in 2009, including completed properties and properties under development, increasing the leased percentage to 64.3% at December 31, 2009 from 41.4% at the beginning of the year.

Objectives for 2010

Now that we have achieved our goals for 2009, we believe we are in a better liquidity position and can focus on our longer-term strategy of conservative growth through the ownership, management and development of industrial properties with a concentrated focus on customer service. Included in our objectives for 2010 and beyond are to:

•	retain more of our development assets in order to improve the geographic diversification of our direct owned properties as most of our planned developments are in international markets;

•	monetize our investment in land of $2.6 billion at December 31, 2009; and

•	continue to focus on staggering and extending our debt maturities.

We plan to accomplish these objectives by generating proceeds through selective sales of completed real estate properties (primarily located in the U.S.) and land parcels, and limited contribution of development properties to the property funds. We will use these proceeds to fund our development activities, which will allow us to respond to new build-to-suit opportunities to better serve our customers and to transition our non-income producing land into income producing properties. We will continue to focus on leasing the unleased portion of our development portfolio (representing 53.5 million square feet at December 31, 2009 that was 64.3% leased).

Results of Operations

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Income (Loss) from Continuing Operations on our Consolidated Statements of Operations (dollars in thousands):

	Years Ended December 31,			Percentage Change
	2009	2008	2007	2009 vs 2008	2008 vs 2007

Net operating income — direct owned segment	$606,561	$634,542	$734,707	(4)%	(14)%
Net operating income — investment management segment	122,694	15,680	162,003	682%	(90)%
Net operating income — CDFS business segment	180,237	654,746	763,695	(72)%	(14)%
General and administrative expenses	(180,486)	(177,350)	(170,398)	2%	4%
Reduction in workforce	(11,745)	(23,131)	—	(49)%	N/A
Impairment of real estate properties	(331,592)	(274,705)	(12,600)	21%	2,080%
Depreciation and amortization expense	(315,807)	(317,315)	(286,279)	—	11%
Earnings from certain other unconsolidated investees, net	4,712	8,796	7,794	(46)%	13%
Interest expense	(373,305)	(385,065)	(389,844)	(3)%	(1)%
Impairment of goodwill and other assets	(163,644)	(320,636)	—	(49)%	N/A
Other income (expense), net	(39,809)	16,063	31,686	(348)%	(49)%
Net gains on dispositions of real estate properties	35,262	11,668	146,667	202%	(92)%
Foreign currency exchange gains (losses), net	35,626	(148,281)	8,132	124%	(1,923)%
Gain on early extinguishment of debt	172,258	90,719	—	90%	N/A
Income tax expense	(5,975)	(68,011)	(66,855)	(91)%	2%

Earnings (loss) from continuing operations	$(265,013)	$(282,280)	$928,708	(6)%	(130)%

Effective January 1, 2009, we adopted a new accounting standard related to our convertible debt that resulted in the restatement of 2008 and 2007 amounts (see Note 2 to our Consolidated Financial Statements in Item 8 for more information). Also, see Note 20 to our Consolidated Financial Statements in Item 8 for additional information regarding our segments and a reconciliation of net operating income to earnings (loss) before income taxes.

We began to experience the effects from the global financial market and economic disruptions in late 2008, which resulted in changes to our business strategy. In order to generate liquidity, we identified certain real estate properties that we no longer expected to hold for long-term investment. We recognized impairment charges in 2009 and 2008 due to the change in our intent and based on valuations of that real estate, which had declined due to market conditions. The impairment charges related to goodwill and other assets that we recognized in 2009 and 2008 were similarly caused by the decline in the real estate markets. The decline in the real estate markets has also led to lower profit margins on contributions and sales. The financial market disruption also provided us the opportunity to repurchase some of our debt at a discount, resulting in a net gain.

Our direct owned portfolio has decreased each year since 2007, principally from the contributions of properties to the unconsolidated property funds. This portfolio decrease impacts our direct owned segment through the decrease in net operating income. Occupancy levels also affect net operating income for this segment. We have begun to see an increase in leasing activity in 2009, after declines in 2008.

In February 2009, we sold our investment in the Japan funds, which were included in the Investment Management segment, and continued to manage the properties until July 2009. In connection with the termination of the management agreement, we earned a termination fee of $16.3 million. In 2008, we recognized a loss of $108.2 million representing our share of the loss recognized by PEPR upon the sale and impairment of its ownership interests in ProLogis European Properties Fund II (“PEPF II”). We also recognized our share of realized and unrealized losses of $32.3 million related to interest rate derivative contracts held by certain property funds. In 2007, we recognized $38.2 million that represented our proportionate share of a gain recognized by PEPR from the sale of certain properties. Without these items in 2009, 2008 and 2007, net operating income from this segment in 2009 decreased $17.2 million from 2008 and increased $32.4 million in 2008 compared to 2007.

As discussed earlier, we changed our business strategy in late 2008 and discontinued the CDFS business segment. In 2009, the only transaction in this segment is the gain from the sale of our investments in the Japan property funds in February 2009. The decrease in net operating income from this segment in 2008 compared to 2007 is due to decreased contribution levels and lower profit margins.

Direct Owned Segment

The net operating income of the direct owned segment consists of rental income and rental expenses from industrial and retail properties that we own and land subject to ground leases. The size and leased percentage of our direct owned operating portfolio fluctuates due to the timing of development and contributions and affects the net operating income we recognize in this segment. Also included in this segment is land we own and lease to customers under ground leases, development management and other income and land holding and acquisition costs. The net operating income from the direct owned segment, excluding amounts presented as discontinued operations in our Consolidated Financial Statements, was as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Rental and other income	$900,082	$939,507	$996,340
Rental and other expenses	293,521	304,965	261,633

Total net operating income - direct owned segment	$606,561	$634,542	$734,707

We had a direct owned operating portfolio at December 31, 2009 and 2008, as follows (square feet in thousands):

	2009			2008
	Number of			Number of
	Properties	Square Feet	Leased %	Properties	Square Feet	Leased %

Core industrial properties	1,025	141,019	90.1%	1,157	154,947	92.2%
Retail properties	27	1,014	91.5%	34	1,404	94.5%

Subtotal non-development properties	1,052	142,033	90.1%	1,191	156,351	92.2%
Completed development properties (1)	163	50,604	62.2%	140	40,763	43.5%

Total	1,215	192,637	82.8%	1,331	197,114	82.1%

(1)	Included at December 31, 2009 are 51 properties with 14.7 million square feet on which development was completed in 2009. Included as of December 31, 2008 are 42 properties with 9.0 million square feet that were contributed to PEPF II during 2009 and therefore, are no longer in our portfolio as of December 31, 2009. The leased percentage fluctuates based on the composition of properties.

The decrease in rental income in 2009 from 2008, and in 2008 from 2007, is due to the decrease in the property portfolio, which is a result of contributions of properties to the unconsolidated property funds and decreases in rental rates on turnovers, offset partially by increased occupancy in our development properties;

and changes in rental recoveries. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $194.8 million, $210.9 million and $197.9 million for the years ended December 31, 2009, 2008 and 2007 respectively. The decrease from 2008 to 2009 is primarily due to the decrease in the property portfolio. In addition to the decreased recoverable expenses, property management costs and certain non-recoverable costs have decreased as well. The non-recoverable costs in 2008 include a $6.0 million insurance adjustment due to a tornado that struck certain properties owned by us and owned by the property funds and insured by us through our insurance company.

Investment Management Segment

The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in property funds and certain joint ventures; (ii) fees and incentives earned for services performed; and (iii) interest earned on advances; offset by (iv) our direct costs of managing these entities and the properties they own.

The net earnings or losses of the unconsolidated investees may include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expenses; (iii) general and administrative expenses; (iv) income tax expense; (v) foreign currency exchange gains and losses; (vi) gains or losses on dispositions of properties or investments; and (vii) impairment charges. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the unconsolidated investees; (ii) the size of the portfolio and occupancy levels; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings to U.S. dollars, if applicable.

We report the costs associated with our investment management segment for all periods presented as a separate line item Investment Management Expenses in our Consolidated Statements of Operations of $43.4 million, $50.8 million and $33.9 million in 2009, 2008 and 2007, respectively. These costs include the direct expenses associated with the asset management of the property funds provided individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios. The increases in 2008 were due to the increased size of our investment management portfolio, while the decrease in 2009 was due to the sale of our Japan investments.

See Note 6 to our Consolidated Financial Statements in Item 8 for additional information on our unconsolidated investees.

The net operating income from the investment management segment for the years ended December 31 was as follows (in thousands):

	2009	2008	2007

Unconsolidated property funds:
North America (1)	$29,996	$40,982	$50,140
Europe (2)	67,651	(60,488)	90,617
Asia (3)	6,188	30,640	24,467
Other (4)	18,859	4,546	(3,221)

Total net operating income - investment management segment	$122,694	$15,680	$162,003

(1)	Represents the income earned by us from our investments in 12 property funds in North America. Our ownership interests ranged from 20% to 50% at December 31, 2009. These property funds on a combined basis owned 847, 854 and 777 properties that were 91.9%, 94.7% and 96.1% leased at December 31, 2009, 2008 and 2007, respectively. The fluctuation in properties is primarily due to contributions we made to two of the funds (North American Industrial Fund and Mexico Industrial Fund) in 2007 and 2008, offset by the sale of properties to third parties by certain funds in 2009.

Included in 2009 are $15.8 million of expenses that represent our share of deferred tax expense recognized by the Mexico Industrial Fund and $6.3 million of losses that represents our share of realized and unrealized losses that were recognized by certain of the property funds related to derivative contracts that no longer met the requirements for hedge accounting. These expenses are offset by $7.2 million that represents our share of the gain from the early extinguishment of debt by the North American Industrial Fund.

Included in 2008 are $28.2 million of losses that relate to the change in value and settlement of derivative contracts.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II. On a combined basis, these funds owned 428, 399 and 288 properties that were 96.3%, 97.6% and 97.7% leased at December 31, 2009, 2008 and 2007, respectively. The increase in properties for all three years is due primarily to contributions we made to PEPF II, offset somewhat by the sale of properties by PEPR to third parties.

Our common ownership interest in PEPR and PEPF II was 24.8% and 32.1%, respectively, at December 31, 2009. At December 31, 2008, our ownership interest in PEPR was 24.9% and our ownership interest in PEPF II included our direct ownership interest of 34.3% and our indirect 2.6% interest through our ownership in PEPR.

Included in 2008 are $108.2 million of losses representing our share of losses recognized by PEPR on the sale of its 20% investment in PEPF II to us and an impairment charge related to the sale of its remaining 10% interest. In February 2009, PEPR sold its 10% interest to a third party, which decreased our ownership interest in PEPF II to 34.3%.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea and two property funds in Japan through February 2009, at which time we sold our investments in Japan. These property funds on a combined basis owned 12, 83 and 66 properties that were 97.8%, 99.6% and 99.3% leased at December 31, 2009, 2008 and 2007.

(4)	Includes property management fees from joint ventures and other entities offset by investment management expenses. 2009 includes fees earned from the Japan property funds after February 2009 through July 2009 and, in connection with the termination of the property management agreement for these properties, we earned a termination fee of $16.3 million.

CDFS Business Segment

Net operating income of the CDFS business segment for 2009, 2008 and 2007 was $180.2 million, $654.7 million and $763.7 million, respectively. As previously discussed, our business strategy no longer includes the CDFS business segment. The amount in 2009 is the gain from the sale of our investments in the Japan property funds in February 2009, while the amounts in 2008 and 2007 consisted of gains recognized principally from the contributions of 180 properties and 262 properties, respectively, to the property funds.

Operational Outlook

During 2009, industrial property fundamentals continued to mirror the global economic weakness. We are experiencing a very challenging leasing environment throughout the majority of our markets with increased leasing costs and lower rental rates due to the competitive markets. Partially offsetting the impact of these market trends on our business is our continued strong customer retention.

However, during the third quarter of 2009 and into the fourth quarter, the global market fundamentals began to show signs of stability. Globally, industrial demand is still soft, but we are seeing signs of increased customer activity. Market occupancy declines are slowing globally and leasing activity has increased. Market rents remain lower than a year ago and we expect this to remain the case in the near future. However, we believe this situation will reverse itself when market occupancies trend upward.

The industry as a whole has had sharply reduced levels of new supply. We expect demand in the U.S. to improve as Gross Domestic Product (“GDP”) growth returns. We believe significant obsolescence and ownership shifts in Europe and Asia will continue to drive demand in those regions.

In our total operating portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 108.1 million square feet, 121.5 million square feet, and 108.6 million square feet of space during 2009, 2008 and 2007, respectively. The total operating portfolio was 89.2% leased at December 31, 2009, as compared to 88.4% leased at December 31, 2008.

In our direct owned portfolio, we leased 57.9 million square feet, including 21.1 million square feet of leases in our development portfolio (both completed properties and those under development) in 2009. Repeat business with our global customers is important to our long-term growth. During 2009, 57.4% of the space leased in our newly developed properties was with repeat customers. Although leasing activity was slower on expiring leases during 2009, existing customers renewed their leases 75.1% of the time in 2009 as compared with 79.3% in 2008. As of December 31, 2009, our total direct owned operating portfolio of industrial and retail properties was 82.8% leased, as compared with 82.1% at December 31, 2008. Excluding the development portfolio, our direct owned operating portfolio was 90.1% leased at December 31, 2009, as compared to 92.2% leased at December 31, 2008.

As we previously disclosed, we have significantly reduced our development activity. During 2009, we started development of seven properties totaling 2.3 million square feet that were all 100% leased prior to the commencement of development. We are receiving an increase in requests for build-to-suit (pre-leased) proposals. In an effort to monetize our land holdings, we have begun to take advantage of opportunities to develop principally pre-leased buildings on our land, including opportunities to use development capital or take out commitments from one of our partners or customers. We will continue to evaluate future opportunities for such developments directly and within unconsolidated investees.

In addition during 2009, we completed the development of 67 buildings aggregating 19.1 million square feet that were 66.9% leased at December 31, 2009, contributed 43 development properties to PEPF II aggregating 9.2 million square feet that were 97.6% leased, and sold 2 development properties to a third party. As of December 31, 2009, our development portfolio consisted of 163 completed properties that were 62.2% leased and 5 properties under development that were 100% leased, resulting in the development portfolio being 64.3% leased at December 31, 2009, as compared to 41.4% leased at December 31, 2008. As of December 31, 2009, we expect to incur an additional $307.8 million of development and leasing costs related to our development portfolio.

Other Components of Operating Income

General and Administrative Expenses (“G&A”) — and — Reduction in Workforce (“RIF”)

Net G&A expenses for the years ended December 31, consisted of the following (in thousands):

	2009	2008	2007

Gross G&A	$294,598	$400,648	$359,792
Reclassed to discontinued operations, net of capitalized amounts	(1,305)	(21,721)	(11,354)
Reported as rental expenses	(19,446)	(25,306)	(27,460)
Reported as investment management expenses	(43,416)	(50,761)	(33,948)
Capitalized amounts	(49,945)	(125,510)	(116,632)

Reported as net G&A	$180,486	$177,350	$170,398

In response to the difficult economic environment, in late 2008 we implemented G&A cost cutting initiatives with a near-term target of a 20% to 25% reduction in G&A, prior to capitalization or allocations for 2009. These initiatives included a RIF program and reductions to other expenses through various cost saving measures.

Due to the changes in our business strategy in the fourth quarter of 2008, we significantly reduced our new development activities, which, along with lower gross G&A, resulted in lower capitalized G&A in 2009.

We recognized $2.0 million in 2009 and $5.0 million in 2007 of expense related to a contribution to our charitable foundation.

Impairment of Real Estate Properties

During 2009, 2008 and 2007, we recognized impairment charges of real estate properties of $331.6 million, $274.7 million and $12.6 million, respectively. During 2009 and 2008, as a result of significant adverse changes in market conditions, we reviewed our assets for potential impairment under the appropriate accounting literature. We considered current market conditions, as well as our intent with regard to owning or disposing of the asset, and recognized impairments of certain operating buildings, land and predevelopment costs, all included in our direct owned segment. In 2007, the impairment charge related to a portfolio of buildings we had decided to sell. See Note 14 to our Consolidated Financial Statements in Item 8 for more information.

Depreciation and Amortization

Depreciation and amortization expenses were $315.8 million, $317.3 million, and $286.3 million in 2009, 2008, and 2007, respectively. The increase in 2008 over 2007 is due primarily to an adjustment in depreciation expense and a higher level of amortization expense related to leasing commissions and other leasing costs. As of September 30, 2008, we had classified a group of properties that we had developed or acquired with the intent to contribute to a property fund or sell to a third party. Our policy was to not depreciate these properties during the period from completion until contribution, provided they met certain criteria. With the changes in our business segments and the uncertainty as to when, or if, these properties will be contributed, in the fourth quarter of 2008, we recorded an adjustment of $30.9 million to depreciate these buildings through December 31, 2008 based on our depreciation policy for buildings we expect to hold for long-term investment.

Interest Expense

Interest expense for the years ended December 31, includes the following components (in thousands):

	2009	2008	2007

Interest expense	$382,899	$477,933	$487,410
Amortization of discount, net	67,542	63,676	15,952
Amortization of deferred loan costs	17,069	12,238	10,362

Interest expense before capitalization	467,510	553,847	513,724
Capitalized amounts	(94,205)	(168,782)	(123,880)

Net interest expense	$373,305	$385,065	$389,844

As previously discussed, on January 1, 2009, we adopted a new accounting standard that required separate accounting for the debt and equity components of certain convertible debt. As a result, we restated 2008 and 2007 amounts to reflect the additional interest expense and the additional capitalized interest related to our development activities for both properties we currently own, as well as properties we contributed during the applicable periods.

The decrease in interest expense in 2009 over 2008 is due to significantly lower debt levels, offset by higher average borrowing rates and lower capitalization due to less development activity in 2009. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities.

Impairment of Goodwill and Other Assets

We performed our annual impairment review of the goodwill allocated to the direct owned segment in North America and the investment management segment in Europe during the fourth quarter of 2009 and no impairment was indicated. We own a substantial portfolio of operating real estate properties within our direct owned segment in North America and the carrying value of this segment, including goodwill, was significantly lower than the estimated net asset value. The fair value of the investment management segment in Europe was also significantly in excess of the carrying value, including goodwill. Within our investment management segment, we include our investments in property funds, as well as the fee income that is generated from the management of the property funds and the properties they own.

During the fourth quarter of 2009 we also performed our annual impairment review of the goodwill allocated to the direct owned segment in Europe. First, we estimated the fair value of this segment using a combination of net asset value analyses, discounted cash flows and market based valuation methodologies. The carrying value of this segment, including goodwill, was in excess of the estimated fair value so in accordance with our accounting policy we performed further analysis. As part of this analysis the estimated fair value of the segment was allocated to all of the identifiable assets and liabilities, with any residual value being the implied fair value of goodwill. As the implied fair value of the goodwill was in excess of the carrying value of the goodwill, we concluded that goodwill was recoverable and that no impairment was necessary.

In connection with our review of goodwill in 2008, which was triggered by the significant decrease in our common stock price and the decline in fair value of certain of our real estate properties, specifically investments in land in the United Kingdom, we recognized an impairment charge of $175.4 million related to goodwill allocated to the direct owned segment in the Europe reporting unit. This goodwill related to an acquisition made in 2007.

In 2009 and 2008, we recorded impairment charges of $163.6 million and $145.2 million, respectively, on certain of our investments in and advances to unconsolidated investees, notes receivable and other assets, as we did not believe these amounts to be recoverable based on the present value of the estimated future cash flows associated with these assets.

See Notes 6 and 14 to our Consolidated Financial Statements in Item 8 for further information on the impairment of our investments in and advances to unconsolidated investees, goodwill and other assets.

Other Income (Expense), Net

We recognized other expense not allocated to a segment of $39.8 million in 2009 and income of $16.0 million and $31.7 million in 2008 and 2007, respectively. The primary components in 2009 were adjustments of $20.3 million to accruals we had related to rent indemnifications we had made to certain property funds due to changes in leasing and other assumptions and settlement costs of $13.0 million related to an obligation we assumed in the 2005 acquisition of Catellus. The income in 2008 and 2007 was primarily interest income.

Net Gains on Dispositions of Real Estate Properties

During 2009, we recognized net gains of $35.3 million related to the contribution of properties ($13.0 million), the recognition of previously deferred gains from PEPR and ProLogis Korea Fund on properties they sold to third parties ($9.9 million), the sale of land parcels ($6.4 million), and a gain on settlement of an obligation to our fund partner in connection with the restructure of the North American Industrial Fund II ($6.0 million). The contribution activity resulted in total cash proceeds of $643.7 million and included 43 properties aggregating 9.2 million square feet to PEPF II.

In 2008 and 2007, we recognized gains of $11.7 million and $146.7 million on the contribution of 2 properties and 77 properties, respectively, from our direct owned segment (non-CDFS properties) to certain of the unconsolidated property funds. If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property fund. If we realize a loss on contribution, we recognize the full amount of the impairment as soon as it is known. Due to our continuing involvement through our ownership in the property fund, these dispositions are not included in discontinued operations.

As discussed earlier, in 2008 and 2007, contribution activity of CDFS/development properties and land was reported as CDFS Proceeds and Cost of CDFS Dispositions within our CDFS business segment.

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

We recognized net foreign currency exchange gains of $35.6 million in 2009, losses of $148.3 million in 2008, and gains of $8.1 million in 2007. Predominantly, the gains or losses recognized in earnings relate to intercompany loans between the U.S. parent and our consolidated subsidiaries in Japan and Europe due to the fluctuations in the exchange rates of U.S. dollars to the yen, euro and British pound sterling.

Additionally, we may utilize derivative financial instruments to manage certain foreign currency exchange risks. During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million. During the year ended December 31, 2008, we recognized net losses of $3.1 million associated with forward contracts on certain intercompany loans. Included in our 2007 foreign currency exchange gains was $26.6 million from the settlement of several foreign currency forward contracts we purchased to manage the foreign currency fluctuations of an acquisition price, which was denominated in Australian dollars. See Note 18 to our Consolidated Financial Statements in Item 8 for more information on our derivative financial instruments.

Gain on Early Extinguishment of Debt

During late 2008 and all of 2009, in connection with our announced initiatives discussed earlier, we purchased portions of several series of notes outstanding at a discount and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of gains of $172.3 million in 2009 and $90.7 million in 2008. The gain represents the difference between the recorded debt, including related debt issuance costs, premiums and discounts, and the consideration we paid to retire the debt. See Note 9 to our Consolidated Financial Statements in Item 8 for more information.

Income Tax Expense

During 2009, 2008 and 2007, our current income tax expense was $29.3 million, $63.4 million and $66.3 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest accrual associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. In the first quarter of 2009, in connection with the sale of our investments in the Japan property funds, we recognized current tax expense of $20.5 million.

Certain 1999 through 2005 federal and state income tax returns of Catellus have been under audit by the Internal Revenue Service (“IRS”) and various state taxing authorities. In November 2008, we agreed to enter into a closing agreement with the IRS for the settlement of the 1999 through 2002 audits. As a result, in 2008, we increased our unrecognized tax liability by $85.4 million, including interest and penalties. As this liability was an income tax uncertainty related to an acquired company, we increased goodwill by $66.9 million related to the liability that existed at the acquisition date. The remaining amount is included in current income tax expense in 2008. We made cash payments of $226.6 million in 2009 in connection with this closing agreement and settlement of certain state tax audits.

In 2009, we recognized a deferred tax benefit of $23.3 million, and in 2008 and 2007, we recognized deferred tax expense of $4.6 million and $0.5 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. Deferred income tax liabilities also relate to indemnification agreements for contributions to certain property funds.

Our income taxes and the current tax indemnification agreements are discussed in more detail in Note 15 to our Consolidated Financial Statements in Item 8.

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

In February 2009, we sold our operations in China. Accordingly, we classified our China operations as held for sale at December 31, 2008 and included the results in discontinued operations for all periods presented in our Consolidated Statements of Operations. Based on the carrying values of the assets and liabilities to be sold as compared with the estimated sales proceeds, less costs to sell, we recognized an impairment charge of $198.2 million in 2008, which is included in discontinued operations. See additional information on the China sale in Note 3 to our Consolidated Financial Statements in Item 8. In addition to our China operations, we had one and two properties classified as held for sale as of December 31, 2008 and 2007 and the results of these properties are also included in discontinued operations.

During 2009, 2008 and 2007, in addition to our China operations, we disposed of land subject to ground leases and 140, 15 and 80 properties, respectively, to third parties. These properties met the requirements to be classified as discontinued operations. Therefore, the results of operations for these properties, as well as the gain recognized upon disposition, are included in discontinued operations.

Other Comprehensive Income (Loss) — Foreign Currency Translation Gains (Losses), Net

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments, due to the fluctuations in exchange rates from the beginning of the period to the end of the period, are included in Other Comprehensive Income (Loss).

During 2009, we recognized net gains in Other Comprehensive Income (Loss) of $59.9 million. This includes $209.2 million in gains related to foreign currency translations of our international business units into U.S. dollars upon consolidation, mainly as a result of the strengthening of the British pound sterling to the U.S. dollar offset partially by the strengthening of the U.S. dollar to the euro and yen, from the beginning of the year to December 31, 2009. These gains were offset by a decrease in other comprehensive income of $149.3 million, as a result of the sale of our China operations and our investments in the Japan property funds in February 2009, and represents the gains previously included as currency translation adjustments. During 2008, we recognized $279.6 million of net losses due to the strengthening of the U.S dollar to the euro and British pound sterling, offset partially by the strengthening of the yen to the U.S. dollar. During 2007, we recognized net gains of $90.0 million due primarily to the strengthening of the euro and British pound sterling to the U.S. dollar.

Portfolio Information

Our total operating portfolio of properties includes industrial and retail properties owned by us and industrial properties owned by the property funds and joint ventures we manage and account for on the equity method. The operating portfolio does not include properties under development, properties held for sale or any other properties owned by unconsolidated investees, and was as follows (square feet in thousands):

	December 31,
	2009		2008		2007
	Number of	Square	Number of	Square	Number of	Square
Reportable Business Segment	Properties	Feet	Properties	Feet	Properties	Feet

Direct Owned	1,215	192,637	1,331	197,114	1,409	208,530
Investment Management	1,289	274,617	1,339	297,665	1,170	250,951

Totals	2,504	467,254	2,670	494,779	2,579	459,481

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio for the three months ended December 31, 2009 as those properties that were in operation at October 1, 2008 and have been in operation throughout the three-month periods in both 2009 and 2008, including completed development properties. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods, to derive the same store results. The same store portfolio, for the three months ended December 31, 2009, included 2,402 properties that aggregated 436.2 million square feet.

The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses), for the full year as included in our Consolidated Statements of Operations in Item 8, to the respective amounts in our same store portfolio analysis for the fourth quarter.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year

2009
Rental income	$216,662	$225,455	$221,616	$227,362	$891,095
Rental expenses	66,974	69,154	68,233	65,595	269,956

Net operating income	$149,688	$156,301	$153,383	$161,767	$621,139

2008
Rental income	$241,663	$234,689	$222,102	$215,196	$913,650
Rental expenses	77,639	72,014	67,343	60,324	277,320

Net operating income	$164,024	$162,675	$154,759	$154,872	$636,330

	For the Three Months Ended
	December 31,		Percentage
	2009	2008	Change

Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations (see above)	$227,362	$215,196
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(31,703)	(15,144)
Effect of changes in foreign currency exchange rates and other	(1,803)	2,869
Unconsolidated investees :
Rental income of properties managed by us and owned by our unconsolidated investees	395,410	386,907

Same store portfolio — rental income (2)(3)	589,266	589,828	(0.10)%

Less completed development properties (4)	(49,644)	(35,425)

Adjusted same store portfolio — rental income (2)(3)(4)	$539,622	$554,403	(2.67)%

Rental Expenses (1)(5)
Consolidated:
Rental expenses per our Consolidated Statements of Operations (see above)	$65,595	$60,324
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(15,220)	(7,959)
Effect of changes in foreign currency exchange rates and other	5,596	4,773
Unconsolidated investees :
Rental expenses of properties managed by us and owned by our unconsolidated investees	94,727	84,659

Same store portfolio — rental expenses (3)(5)	150,698	141,797	6.28%

Less completed development properties (4)	(19,325)	(13,320)

Adjusted same store portfolio — rental expenses (3)(4)(5)	$131,373	$128,477	2.25%

	For the Three Months Ended
	December 31,		Percentage
	2009	2008	Change

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations (see above)	$161,767	$154,872
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(16,483)	(7,185)
Effect of changes in foreign currency exchange rates and other	(7,399)	(1,904)
Unconsolidated investees :
Net operating income of properties managed by us and owned by our unconsolidated investees	300,683	302,248

Same store portfolio — net operating income (3)	438,568	448,031	(2.11)%

Less completed development properties (4)	(30,319)	(22,105)

Adjusted same store portfolio — rental expenses (3)(4)	$408,249	$425,926	(4.15)%

(1)	As discussed above, our same store portfolio aggregates industrial and retail properties from our consolidated portfolio and industrial properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial and retail properties and those industrial properties owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	The same store portfolio results include the benefit of leasing in certain of our completed development properties that meet our definition. We have also presented the results for the adjusted same store portfolio, for core properties only, by excluding the 156 completed development properties in operation that we owned as of October 1, 2008 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

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

Environmental Matters

For a discussion of environmental matters, see Note 19 to our Consolidated Financial Statements in Item 8 and also Item 1A Risk Factors.

Liquidity and Capital Resources

Overview

We consider our ability to generate cash from operating activities, contributions and dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.

As discussed earlier, our focus in 2009 placed significant emphasis on liquidity. During the fourth quarter of 2008, we set a goal to simplify our debt structure and reduce our total debt by at least $2.0 billion by December 31, 2009. As of December 31, 2009, we have exceeded this goal and reduced debt since December 31, 2008 by $2.7 billion through the following actions:

• generated cash through contributions of properties to the unconsolidated property funds or sales of assets to third parties;
— During 2009, we received $1.3 billion in proceeds from the sale of our China operations and investments in the Japan property funds. In addition, we generated $1.5 billion in proceeds during 2009 from the contributions of properties to the property funds and sales of land and properties to third parties.

• repurchased our senior notes and convertible notes at a discount and extinguished certain secured mortgage debt prior to maturity;
— We purchased $1.2 billion notional amount of portions of several series of senior and other notes and extinguished $227.0 million of secured mortgage debt during 2009. This resulted in the reduction of $242.1 million in debt and a gain of $172.3 million in 2009.

• recasted our Global Line and simplified our debt structure;	— In August 2009, we amended and extended our Global Line, and in October 2009 we amended the financial covenants of our senior notes --both discussed below.
• issued equity;
— In April 2009, we completed the Equity Offering that resulted in net proceeds to us of $1.1 billion. During 2009, we generated net proceeds of $325.1 million through the issuance of 29.8 million common shares under our at-the-market equity issuance program.

• reduced cash needs;
— We halted early-stage infrastructure on development projects and implemented G&A cost savings initiatives and a RIF program with a target to reduce gross G&A in 2009 by 20% to 25%. Our gross G&A in 2009 was 26.5% lower than 2008.

• and lowered our common share distribution.	— We reduced our annual distributions on our common shares in 2009 from $542.8 million to $271.8 million.

During 2009, we focused on staggering and extending our debt maturities through the following activities:

•	We issued $350.0 million of 7.625% senior notes due August 2014, at 99.489% of par, for an all-in-rate of 7.75%.

•	We issued $600.0 million of 7.375% senior notes due October 2019, at 99.728% of par value for an all-in-rate of 7.414%.

•	We closed on $499.9 million in secured mortgage debt, which includes $101.8 million at 6.5% due July 2014, $245.5 million at 7.55% due July 2019, ¥4.3 billion of 4.09% TMK bonds ($44.4 million) that matures in June 2012, and ¥10.0 billion of 2.74% TMK bonds ($108.2 million) that matures in December 2012. Both TMK bonds have variable interest rates, but were fixed using derivative swap contracts. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs.

The proceeds from the issuance of the senior notes and secured mortgage debt were used to repay borrowings on our credit facilities or other debt. See Note 9 to our Consolidated Financial Statements in Item 8 for further information.

Credit Facilities

Information related to our Global Line as of December 31, 2009 (dollars in millions):

Borrowing base	$3,907.7
Borrowing capacity (1)	$2,149.2
Less:
Borrowings outstanding	736.6
Outstanding letters of credit	99.3
Debt due within one year	232.9

Current availability	$1,080.4

(1)	Borrowing capacity represents 55% of the borrowing base related to the Global Line.

In August 2009, we amended our Global Line to, among other things, extend the maturity to August 21, 2012 and reduce the size of the aggregate commitments to $2.25 billion, after October 2010, from the current level of $3.7 billion (in each case subject to currency fluctuations). The Global Line includes covenants that may limit the amount of indebtedness that we and our subsidiaries can incur to an amount that may be less than the aggregate lender commitments under the Global Line, depending on the timing and use of proceeds of the borrowings. The borrowing base covenant in the Global Line limits the aggregate amount of indebtedness (including obligations under the Global Line and other recourse indebtedness maturing within one year) to no more than 55% of the value (determined by a formula as of the end of each fiscal quarter) of our unencumbered property pool, as defined in the Global Line.

Our current availability to borrow under the Global Line is calculated as the lesser of (i) the aggregate lender commitments and (ii) the borrowing capacity, in each case reduced by the outstanding borrowings, letters of credit and recourse debt due within one year; resulting in current availability of $1.1 billion at December 31, 2009. Therefore, the amount of funds that we may borrow under the Global Line will vary from time to time based upon the outstanding amount of such specified indebtedness and the quarterly formulaic valuation of our unencumbered property pool. Our current availability to borrow would remain $1.1 billion at December 31, 2009, even if the aggregate lender commitments were reduced to $2.25 billion.

We may draw funds from a syndicate of banks in U.S. dollars, euros, Japanese yen, British pound sterling and Canadian dollars, and until October 2010, South Korean won. Lenders who did not participate in the amended and extended facility will be subject to the pre-amendment pricing structure through October 2010, while the new pricing structure is effective immediately to extending lenders. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding and we pay utilization fees that are calculated on the outstanding balance. The interest and utilization fees result in a weighted average borrowing rate of 2.27% per annum at December 31, 2009 using local currency rates.

In connection with the amendment of the Global Line, we repaid the balance outstanding and terminated our existing multi-currency credit facility, which was scheduled to mature in October, 2009, with borrowings under the Global Line. We have a 9.7 million British pound sterling facility, which matures December 31, 2010 and is equal to the outstanding letters of credit under the facility.

Near-Term Principal Cash Sources and Uses

In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following:

•	completion of the development and leasing of the properties in our development portfolio (a);

•	selective development of new operating properties, that are generally pre-leased, for long-term investment utilizing our existing land;

•	repayment of debt, including payments on our credit facilities or opportunistic repurchases of convertible, senior or other notes;

•	scheduled principal payments in 2010 of $232.9 million;

•	capital expenditures and leasing costs on properties;

•	investments in current or future unconsolidated property funds, including the purchase of additional common units in PEPR (at this time, we do not intend to increase our equity ownership of PEPR beyond 33.33 percent) and our expected remaining capital commitments of $280.0 million (b); and

•	depending on market conditions, direct acquisition of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment.

(a) As of December 31, 2009, we had 5 properties under development with a current investment of $192.0 million and a total expected investment of $295.7 million when completed and leased, with $103.7 million remaining to be spent. We also had 163 completed development properties with a current investment of $4.1 billion and a total expected investment of $4.3 billion when leased, with $204.1 million remaining to be spent.

(b) We may fulfill our equity commitment with properties we contribute to the property funds or cash, depending on the property fund as discussed below. However, to the extent a property fund acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the property fund. During the year ended December 31, 2009, we used cash for investments in or advances to our unconsolidated investees of approximately $401.4 million, as discussed below.

We expect to fund cash needs for 2010 and future years primarily with cash from the following sources, all subject to market conditions:

•	available cash balances ($34.4 million at December 31, 2009);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from the disposition of properties or land parcels to third parties;

•	cash proceeds from the contributions of properties to property funds;

•	borrowing capacity under existing credit facilities ($1.1 billion available as of December 31, 2009), other future facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities, including sales under our at-the-market equity issuance program, under which we have 10.2 million common shares remaining; and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

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

We are also subject to covenants under our Global Line. The financial covenants include leverage ratios, fixed charge and debt service coverage ratios, investments and indebtedness to total asset value ratios, minimum consolidated net worth and restrictions on distributions, redemptions and borrowing limitations.

The most restrictive covenants relate to the total leverage ratio, the fixed charge coverage ratio and the borrowing limitations. All covenants are calculated based on the definitions and calculations included in the respective debt agreements.

As of December 31, 2009, we were in compliance with all of our debt covenants.

Equity Commitments Related to Certain Property Funds

Certain property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash or we may not be required to fulfill them before expiration. Our fund partners fulfill their equity commitment with cash. We are committed to offer to contribute substantially all of the properties that we develop and stabilize in Europe and Mexico to these respective funds. These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss. Depending on market conditions, our liquidity needs and other factors, we may make contributions of properties to these property funds through the remaining commitment period in 2010.

The following table outlines the activity of these commitments in 2009 (in millions):

	NAIF (1)		Mexico (2)		PEPF II (3)
		Fund		Fund	ProLogis	ProLogis	Fund
	ProLogis	Partners	ProLogis	Partners	Series A	Series B	Partners

Remaining equity commitments at December 31, 2008 (4)	$72.5	$211.7	$44.3	$246.7	€295.9	€272.2	€857.4
Capital called for the repayment of debt	(54.1)	(174.2)	—	—	—	—	—
Capital called for the acquisition of properties from us	—	—	—	—	—	(108.5)	(341.6)

Remaining equity commitments at December 31, 2009 (local currency)	$18.4	$37.5	$44.3	$246.7	€295.9	€163.7	€515.8

Remaining equity commitments at December 31, 2009 (in U.S. dollars)	$18.4	$37.5	$44.3	$246.7	$424.5	$234.9	$739.8

Expiration date for remaining commitments	Feb — 2010		Aug — 2010		Aug — 2010

(1)	During 2009, the ProLogis North American Industrial Fund called capital to repay borrowings outstanding under its credit facility and to repay certain secured mortgage debt, which resulted in a gain on early extinguishment of $31.1 million. In February 2010, the property fund called $23.2 million of capital, including $0.8 million in cash from ProLogis, to acquire one property from us. The remaining equity commitments expire at the end of February 2010.

(2)	ProLogis Mexico Industrial Fund may use the remaining equity commitments to pay down existing debt or other liabilities, including amounts due to us, or to make acquisitions of properties from us or third parties depending on market conditions and other factors.

(3)	PEPF II’s equity commitments are denominated in euro. The ProLogis commitments include a commitment on the Series B units we acquired from PEPR in December 2008 that we are required to fund with cash. During 2009, we contributed 43 properties to PEPF II for gross proceeds of $643.7 million that were financed by PEPF II with all equity, including our co-investment of $152.7 million in cash under this commitment. We did not make any contributions in 2009 under the Series A commitment. We are not required to fund the remaining Series A commitment in cash and we anticipate it will expire unused.

(4)	Excludes commitments related to the ProLogis Korea Fund as the agreements were amended and there are no longer any remaining commitments.

Generally, the properties are contributed based on third-party appraised value, other than PEPF II in 2009. For contributions we made in 2009 to PEPF II, the capitalization rate was determined based on a third party appraisal then a margin of 0.25 to 0.75 percentage points was added to the capitalization rate, depending on the quarter the properties were contributed. We may receive additional proceeds for the 2009 contributions if values at the end of 2010 are higher than those used to determine contribution values.

In addition to the capital contributions we made under these commitments, we also made additional discretionary investments in the property funds of $173.5 million in 2009. These investments included the purchase of preferred convertible units in PEPR ($59.4 million), a preferred investment in ProLogis North American Industrial Fund II ($85.0 million), contributions to ProLogis North American Properties Fund XI and ProLogis North American Properties Fund I to repay debt ($3.7 million) and advances to ProLogis North American Industrial Fund III ($25.4 million).

For more information on the property funds, see Note 6 to our Consolidated Financial Statements in Item 8.

Cash Provided by Operating Activities

Net cash provided by operating activities was $116.0 million for 2009, $884.2 million for 2008, and $1.2 billion for 2007. The decrease is due primarily to gains of $654.7 million and $763.7 million recognized in 2008 and 2007, respectively, on the contributions of CDFS properties. These gains were lower in 2009 and, due to the changes in our business strategy, no longer included in cash provided by operating activities.

In addition in 2009, we paid $226.6 million in taxes related to the settlement of audits that were in process at the time of our acquisition of Catellus Development Corporation in 2005. Prior to payment, these amounts were included in the liability for unrecognized tax benefits. Excluding these payments, cash provided by operating activities exceeded the cash distributions paid on common shares and dividends paid on preferred shares in all three periods.

Cash Investing and Cash Financing Activities

For 2009, investing activities provided net cash of $1.2 billion. For 2008 and 2007, investing activities used net cash of $1.3 billion and $4.1 billion, respectively. The following are the more significant activities for all periods presented:

•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our credit facilities.

•	We generated net cash from contributions and dispositions of properties and land parcels of $1.5 billion, $4.5 billion and $3.6 billion in 2009, 2008 and 2007, respectively.

•	We invested $1.3 billion in real estate during the year ended December 31, 2009, $5.6 billion for the same period in 2008, and $5.3 billion for the same period in 2007, excluding Macquarie ProLogis Trust (“MPR”), which owned 88.7% of a property fund, and Parkridge Holdings Limited (“Parkridge”) acquisitions (see below). The real estate investment amounts include costs for current and future development projects; the acquisition of operating properties (25 properties and 41 properties with an aggregate purchase price of $324.0 million and $351.6 million in 2008 and 2007, respectively); acquisitions of land or land use rights for future development; and recurring capital expenditures and tenant improvements on existing operating properties. At December 31, 2009, we had 5 properties aggregating 2.9 million square feet under development, with a total expected investment of $295.7 million.

•	We invested cash of $401.4 million, $329.6 million and $661.8 million in 2009, 2008 and 2007, respectively, in unconsolidated investees in connection with property contributions we made, repayment of debt by the investees and two new preferred investments in existing property funds. In 2009, our investments principally include $152.7 million in PEPF II, $59.4 million in PEPR, $85.0 million in North American Industrial Fund II and $54.1 million in the North American Industrial Fund. In 2008, our investments principally include $167.3 million in PEPF II and $68.5 million in joint ventures operating in China. In 2007, our investments principally include $100.0 million in ProLogis North American Industrial Fund II (discussed below), $360.0 million in ProLogis North American Industrial Fund III, and excludes the initial investment in the Parkridge retail business, which is detailed separately.

•	We received distributions from unconsolidated investees as a return of investment of $78.1 million, $127.0 million and $50.2 million in 2009, 2008 and 2007, respectively.

•	We generated net cash proceeds from payments on notes receivable of $10.7 million, $4.2 million, and $97.4 million in 2009, 2008 and 2007, respectively.

•	In February 2007, we purchased the industrial business and made a 25% investment in the retail business of Parkridge. The total purchase price was $1.3 billion of which we paid cash of $733.9 million and the balance in common shares or assumption of liabilities.

•	On July 11, 2007, we completed the acquisition of MPR for total consideration of approximately $2.0 billion, consisting of $1.2 billion of cash and the assumption of debt and other liabilities of $0.8 billion. The cash portion was financed by the issuance of a $473.1 million term loan and a $646.2 million convertible loan with an affiliate of Citigroup. On August 27, 2007, when Citigroup converted $546.2 million of the convertible loan into equity of a newly created property fund, ProLogis

North American Industrial Fund II, we made a $100.0 million cash equity contribution to the property fund, which it used to repay the remaining balance on the convertible loan.

For 2009, financing activities used net cash of $1.5 billion. For 2008 and 2007, financing activities provided net cash of $358.1 million and $2.7 billion, respectively. The following are the more significant activities for all periods presented as summarized below:

•	In April 2009, we closed on the Equity Offering and received net proceeds of $1.1 billion. In addition to the Equity Offering, we generated proceeds from the sale and issuance of common shares of $337.4 million, $222.2 million and $46.9 million in 2009, 2008 and 2007, respectively. The proceeds in 2009 include $331.9 million from our at-the-market equity issuance program.

•	In 2009, we purchased and extinguished $1.5 billion original principal amount of our senior, convertible senior and other notes, along with certain secured mortgage debt, for a total of $1.2 billion. In 2008, we purchased and extinguished $309.7 million original principal amount of our senior notes for a total of $216.8 million.

•	In 2009, we issued $950.0 million of senior notes and closed on $499.9 million of secured mortgage debt, which includes ¥14.3 billion in TMK bonds. In 2008, we issued $550.0 million convertible senior notes and $600.0 million of senior notes. In 2007, we issued $2.4 billion convertible senior notes and $781.8 million of senior notes.

•	During 2007, we received proceeds of $1.1 billion and $600.1 million under facilities used to partially finance the MPR and Parkridge acquisitions, respectively (see Note 5 and Note 6 to our Consolidated Financial Statements in Item 8).

•	We had net payments on our credit facilities of $2.4 billion and $431.5 million in 2009 and 2007, respectively and net borrowings of $743.9 million in 2008.

•	We had net payments on our other debt of $351.8 million, $985.2 million and $1.2 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

•	We paid distributions to holders of common shares of $271.8 million, $542.8 million and $472.6 million in 2009, 2008 and 2007, respectively. We paid dividends on preferred shares of $25.4 million, $25.4 million and $31.8 million in 2009, 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

Unconsolidated Investees

We had investments in and advances to property funds at December 31, 2009 of $2.2 billion. The property funds had total third party debt of $9.3 billion (for the entire entity, not our proportionate share) at December 31, 2009 that matures as follows (dollars in millions):

	2010	2011	2012	2013	2014	Thereafter	Discount	Total (1)

ProLogis California LLC	$—	$—	$—	$—	$137.5	$172.5	$—	$310.0
ProLogis North American Properties Fund I (2)	122.7	111.8	—	—	—	—	—	234.5
ProLogis North American Properties Fund VI-X	1.9	2.2	871.0	12.4	—	—	—	887.5
ProLogis North American Properties Fund XI	42.9	0.6	0.7	0.4	—	—	(0.1)	44.5
ProLogis North American Industrial Fund (3)	—	—	52.0	80.0	—	1,112.2	—	1,244.2
ProLogis North American Industrial Fund II (4)	157.5	—	154.0	64.0	566.3	391.2	(9.5)	1,323.5
ProLogis North American Industrial Fund III (5)	2.4	120.7	94.3	385.6	146.5	280.0	(2.6)	1,026.9
ProLogis Mexico Industrial Fund (6)	—	—	99.1	170.0	—	—	—	269.1
ProLogis European Properties (7)	664.9	—	384.1	453.8	847.9	—	—	2,350.7
ProLogis European Properties Fund II (8)	627.1	—	160.0	517.6	243.7	49.8	—	1,598.2
ProLogis Korea Fund	—	16.0	32.1	—	—	—	—	48.1

Total property funds	$1,619.4	$251.3	$1,847.3	$1,683.8	$1,941.9	$2,005.7	$(12.2)	$9,337.2

(1)	As of December 31, 2009, we had not guaranteed any of the third party debt. See note (4) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. We are in various stages of discussions with banks on extending or refinancing the 2010 maturities. As noted below, a majority of the 2010 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness at terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to otherwise obtain funds by capital contributions from us and our fund partners, or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Information on remaining equity commitments of the property funds is presented above.

(2)	The debt included in 2010 maturities is due December 2010. The property fund is in discussions about a re-financing or extending the term of this debt.

(3)	ProLogis North American Industrial Fund has a $50.0 million credit facility that matures July 17, 2010, and was completely available at December 31, 2009.

(4)	We have pledged properties we own directly, valued at approximately $275.0 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014 and outstanding derivative contracts. Of the $157.5 million due in 2010, $85.0 million matures in June and the remaining amount matures in September. The property fund has a loan commitment for $71.0 million of new secured mortgage debt with a seven year maturity and a commitment to refinance $81 million with the current lender for five years. The remaining balance will be paid with cash.

(5)	During the first quarter of 2009, we and our fund partner each loaned the property fund $25.4 million that is payable with operating cash flow, matures at dissolution of the partnership and bears interest at LIBOR plus 8%. The outstanding balance at December 31, 2009 was $22.6 million and is not included in the maturities above as it is not third party debt.

(6)	In addition to its existing third party debt, this property fund has a note payable to us for $14.3 million at December 31, 2009.

(7)	PEPR has three credit facilities with aggregate borrowing capacity of €867 million (approximately $1.2 billion). As of December 31, 2009, two facilities had outstanding borrowings of $535.0 million due December 2010 and another facility had outstanding borrowings of $384.1 million due December 2012. The aggregate remaining capacity at December 31, 2009 was $325.6 million. In January 2010, PEPR issued €392.7 million ($553.3 million) of secured mortgage debt due 2014, the proceeds of which were used to repay outstanding debt that was scheduled to mature in 2010, including a portion of the credit facility.

(8)	As of December 31, 2009, PEPF II had a €600 million credit facility (approximately $860.6 million) due May 2010, under which $627.1 million was outstanding and $233.5 million was available to borrow under this facility. In January 2010, PEPF II issued €181 million ($255.0 million) of secured mortgage debt due 2014; the proceeds of which were used to pay down the outstanding balance on the credit facility that is scheduled to mature in 2010. In February 2010, PEPF II decreased the commitments under the facility to €300 million.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2009 as follows (in millions):

	Payments Due By Period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years

Debt obligations, other than credit facilities	$7,420	$233	$1,758	$2,011	$3,418
Interest on debt obligations, other than credit facilities	2,262	373	674	513	702
Unfunded commitments on development projects (1)	104	104	—	—	—
Unfunded capital commitments to unconsolidated investees (2)	280	280	—	—	—
Amounts due on credit facilities	737	—	737	—	—
Interest on lines of credit	45	17	28	—	—
Tax liabilities (3)	65	16	48	1	—

Totals	$10,913	$1,023	$3,245	$2,525	$4,120

(1)	We had properties under development at December 31, 2009 with a total expected investment of $295.7 million. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the costs of tenant improvements, marketing and leasing costs.

(2)	Generally, we fulfill our equity commitment with a portion of the proceeds from properties we contribute to the property fund. However, to the extent a property fund acquires properties from a third party or requires cash to pay-off debt or has other cash needs, we may be required to contribute our proportionate share of the equity component in cash to the property fund. See discussion above in “- Off-Balance Sheet Arrangements”.

(3)	These amounts represent an estimate of our income tax liabilities, including an estimate of the period of settlement. See Note 15 to our Consolidated Financial Statements in Item 8.

Other Commitments

On a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolios of properties.

Distribution and Dividend Requirements

Our common share distribution policy is to distribute a percentage of our cash flow to ensure we will meet the distribution requirements of the Code, relative to maintaining our REIT status, while still allowing us to maximize the cash retained to meet other cash needs such as capital improvements and other investment activities.

Cash distributions per common share paid in 2009, 2008 and 2007 were $0.70, $2.07 and $1.84, respectively. Our 2009 dividend was $0.25 for the first quarter and $0.15 for each of the second, third and fourth quarters. The payment of common share distributions is dependent upon our financial condition, operating results and

REIT distribution requirements and may be adjusted at the discretion of the Board during the year. A cash distribution of $0.15 per common share for the first quarter of 2010 was declared on February 1, 2010. This distribution will be paid on February 26, 2010 to holders of common shares on February 12, 2010.

At December 31, 2009, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C Preferred Share, $1.69 per Series F Preferred Share and $1.69 per Series G Preferred Share.

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

Impairment of Long-Lived Assets and Goodwill

We assess the carrying values of our respective long-lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.

Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our real estate assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models, quoted market values and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We use a two step approach to our goodwill impairment evaluation. The first step of the goodwill impairment test is used to identify whether there is any potential impairment. If the fair value of a reporting unit exceeds its corresponding book value, including goodwill, the goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed. The second step requires that we compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill to measure the amount of impairment loss, if any.

Generally, we use net asset value analyses to estimate the fair value of the reporting unit where the goodwill is allocated. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, as considered necessary. The fair value of the reporting unit also includes an enterprise value premium that we estimate a third party would be willing to pay for the particular reporting unit. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our goodwill.

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

Investments in Unconsolidated Investees

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate the equity investment and any advances made to the investee for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions that occur subsequent to our review could impact these assumptions and result in future impairment charges of our equity investments.

Revenue Recognition

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred, consideration is received and we no longer have substantial continuing involvement with the real estate sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the investee that acquires the assets. We also make judgments regarding the timing of recognition in earnings of certain fees and incentives when they are fixed and determinable.

Business Combinations

We acquire individual properties, as well as portfolios of properties or businesses. When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt and other assumed liabilities, intangible assets related to above and below market leases, value of costs to obtain tenants and goodwill, deferred tax liabilities and other assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often times based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through the consideration of various factors, including: the form of our ownership interest and legal structure; our representation on the entity’s governing body; the size of our investment (including loans); estimates of future cash flows; our ability and the rights of other investors to participate in significant decisions; and the ability of other investors or partners to replace us as manager or general partner and/or liquidate the entity, if applicable. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

Capitalization of Costs and Depreciation

We capitalize costs incurred in developing, renovating, acquiring and rehabilitating real estate assets as part of the investment basis. Costs incurred in making certain other improvements are also capitalized. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, rehabilitation and leasing activities if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets except for the costs capitalized related to leasing activities, which are presented as a component of other assets. We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Prior to 2008, if we developed properties with the intent to contribute the property to a property fund, we did not depreciate these properties during the period from completion of the development through the date the property was contributed. With the changes in our business strategy, and the uncertainty with respect to the timing of future contributions to the property funds, we expect to hold these properties long-term and have begun to depreciate them. Our ability to accurately assess the properties to depreciate and to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

Income Taxes

As part of the process of preparing our consolidated financial statements, significant management judgment is required to estimate our income tax liability, the liability associated with open tax years that are under review and our compliance with REIT requirements. Our estimates are based on interpretation of tax laws. We estimate our actual current income tax due and assess temporary differences resulting from differing treatment of items for book and tax purposes resulting in the recognition of deferred income tax assets and liabilities. These estimates may have an impact on the income tax expense recognized. Adjustments may be required by a change in assessment of our deferred income tax assets and liabilities, changes in assessments of the recognition of income tax benefits for certain non-routine transactions, changes due to audit adjustments by federal and state tax authorities, our inability to qualify as a REIT, the potential for built-in-gain recognition, changes in the assessment of properties to be contributed to TRSs and changes in tax laws. Adjustments required in any given period are included within income tax expense. We recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

New Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements in Item 8.

Funds from Operations

FFO is a non-GAAP measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although National Association of Real Estate Investment Trusts

(“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business.

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

NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. We agree that these two NAREIT adjustments are useful to investors for the following reasons:

(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions of land, development properties and properties acquired in our CDFS business segment, as well as our proportionate share of the gains and losses from dispositions recognized by the property funds, in our definition of FFO.

Our FFO Measures

At the same time that NAREIT created and defined its FFO measure for the REIT industry, it also recognized that “management of each of its member companies has the responsibility and authority to publish financial information that it regards as useful to the financial community.” We believe shareholders, potential investors and financial analysts who review our operating results are best served by a defined FFO measure that includes other adjustments to net earnings computed under GAAP in addition to those included in the NAREIT defined measure of FFO. Our FFO measures are used by management in analyzing our business and the performance of our properties and we believe that it is important that shareholders, potential investors and financial analysts understand the measures management uses.

We use our FFO measures as supplemental financial measures of operating performance. We do not use our FFO measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP, as indicators of our operating performance, as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.

FFO, including significant non-cash items

To arrive at FFO, including significant non-cash items, we adjust the NAREIT defined FFO measure to exclude:

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

We calculate FFO, including significant non-cash items for our unconsolidated investees on the same basis as we calculate our FFO, including significant non-cash items.

We use this FFO measure, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared to similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of short-term items that we do not expect to affect the underlying long-term performance of the properties. The long-term performance of our properties is principally driven by rental income. While not infrequent or unusual, these additional items we exclude in calculating FFO, including significant non-cash items, are subject to significant fluctuations from period to period that cause both positive and negative short-term effects on our results of operations, in inconsistent and unpredictable directions that are not relevant to our long-term outlook.

We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

FFO, excluding significant non-cash items

When we began to experience the effects of the global economic crises in the fourth quarter of 2008, we decided that FFO, including significant non-cash items, did not provide all of the information we needed to evaluate our business in this environment. As a result, we developed FFO, excluding significant non-cash items to provide additional information that allows us to better evaluate our operating performance in this unprecedented economic time.

To arrive at FFO, excluding significant non-cash items, we adjust FFO, including significant non-cash items, to exclude the following items that we recognized directly or our share recognized by our unconsolidated investees:

Non-recurring items

(i)	impairment charges related to the sale of our China operations;

(ii)	impairment charges of goodwill; and

(iii)	our share of the losses recognized by PEPR on the sale of its investment in PEPF II.

Recurring items

(i)	impairment charges of completed development properties that we contributed or expect to contribute to a property fund;

(ii)	impairment charges of land or other real estate properties that we sold or expect to sell;

(iii)	impairment charges of other non-real estate assets, including equity investments;

(iv)	our share of impairment charges of real estate that is sold or expected to be sold by an unconsolidated investee; and

(v)	gains from the early extinguishment of debt.

We believe that these items, both recurring and non-recurring are driven by factors relating to the fundamental disruption in the global financial and real estate markets, rather than factors specific to the company or the performance of our properties or investments.

The impairment charges of real estate properties that we recognized in 2008 and 2009 were primarily based on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment. In order to generate liquidity, we decided to sell our China operations in the fourth quarter of 2008 at a loss and, therefore, we recognized an impairment charge. Also, to generate liquidity, we have contributed or intend to contribute certain completed properties to property funds and sold or intend to sell certain land parcels or properties to third parties. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. The impairment charges related to goodwill and other assets that we recognized in 2009 and the fourth quarter of 2008 were similarly caused by the decline in the real estate markets. All of these impairment charges are discussed in further detail in Note 14 to our Consolidated Financial Statements in Item 8.

Also, PEPR sold its entire equity investment in PEPF II in order to generate liquidity, which resulted in the recognition of a loss in the fourth quarter of 2008. Certain of our unconsolidated investees have recognized and may continue to recognize similar impairment charges of real estate that they expect to sell, which impacts our equity in earnings of such investees.

In connection with our announced initiatives to reduce debt, we have purchased portions of our debt securities in 2008 and 2009. The substantial decrease in the market price of our debt securities presented us with an opportunity to acquire our outstanding indebtedness at a cost less than the principal amount of that indebtedness. As a result, we recognized net gains on the early extinguishment of this debt. Certain of our unconsolidated investees have recognized or may recognize similar gains or losses, which impacts our equity in earnings of such investees.

During this turbulent time, we have recognized certain of these recurring charges and gains over several quarters in 2008 and 2009 and we believe it is reasonably likely that we will recognize similar charges and gains in the near future, which we anticipate to be through the second or third quarter of 2010. As we continue to focus on generating liquidity, we believe it is likely that we will recognize additional impairment charges of land, completed properties and certain other non-real estate assets that we or our unconsolidated investees will sell in the near future. However, we believe that as the financial markets stabilize, our liquidity needs change and the capital available to the existing unconsolidated property funds to acquire our completed development properties is expended, the potential for impairment charges of real estate properties or other non-real estate assets will disappear or become immaterial in the near future. We may purchase more of our outstanding debt securities, which could result in us recognizing additional gains from the early extinguishment of debt, although given the recovery that has already occurred in the market price of these securities, we would expect the gains to become immaterial in the near future.

We analyze our operating performance primarily by the rental income of our real estate, net of operating, administrative and financing expenses, which is not directly impacted by short-term fluctuations in the market value of our real estate or debt securities. As a result, although these significant non-cash items have had a material impact on our operations and are reflected in our financial statements, the removal of the effects of these items allows us to better understand the core operating performance of our properties over the long-term.

As described above, in the fourth quarter of 2008, we began using FFO, excluding significant non-cash items, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared to similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of short-term items that we do not expect to affect the underlying long-term performance of the properties we own. As noted above, we believe the long-term performance of our properties is principally driven by rental income. We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

As the impact of these recurring items dissipates, we expect that the usefulness of FFO, excluding significant non-cash items will similarly dissipate and we will go back to using only FFO, including significant non-cash items.

Limitations on Use of our FFO Measures

While we believe our defined FFO measures are important supplemental measures, neither NAREIT’s nor our measures of FFO should be used alone because they exclude significant economic components of net earnings computed under GAAP and are, therefore, limited as an analytical tool. Accordingly they are two of many measures we use when analyzing our business. Some of these limitations are:

•	The current income tax expenses that are excluded from our defined FFO measures represent the taxes that are payable.

•	Depreciation and amortization of real estate assets are economic costs that are excluded from FFO. FFO is limited, as it does not reflect the cash requirements that may be necessary for future replacements of the real estate assets. Further, the amortization of capital expenditures and leasing costs necessary to maintain the operating performance of industrial properties are not reflected in FFO.

•	Gains or losses from property dispositions represent changes in the value of the disposed properties. By excluding these gains and losses, FFO does not capture realized changes in the value of disposed properties arising from changes in market conditions.

•	The deferred income tax benefits and expenses that are excluded from our defined FFO measures result from the creation of a deferred income tax asset or liability that may have to be settled at some future point. Our defined FFO measures do not currently reflect any income or expense that may result from such settlement.

•	The foreign currency exchange gains and losses that are excluded from our defined FFO measures are generally recognized based on movements in foreign currency exchange rates through a specific point in time. The ultimate settlement of our foreign currency-denominated net assets is indefinite as to timing and amount. Our FFO measures are limited in that they do not reflect the current period changes in these net assets that result from periodic foreign currency exchange rate movements.

•	The non-cash impairment charges that we exclude from our FFO, excluding significant non-cash items, have been or may be realized as a loss in the future upon the ultimate disposition of the related real estate properties or other assets through the form of lower cash proceeds.

•	The gains on extinguishment of debt that we exclude from our FFO, excluding significant non-cash items, provides a benefit to us as we are settling our debt at less than our future obligation.

We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. To assist investors in compensating for these limitations, following is a reconciliation of our defined FFO measures to our net earnings computed under GAAP. This information should be read with our complete financial statements prepared under GAAP and the rest of the disclosures we file with the SEC to fully understand our FFO measures and the limitations on its use.

FFO, including significant non-cash items, attributable to common shares as defined by us was $138.9 million, $133.8 million and $1,205.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $467.8 million, $944.9 million and $1,205.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Years Ended December 31,
	2009	2008	2007

FFO:
Reconciliation of net earnings to FFO:
Net earnings (loss) attributable to common shares	$(2,650)	$(479,226)	$1,027,635
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	299,910	300,983	275,397
Adjustments to gains on dispositions for depreciation	(5,387)	(2,866)	(6,196)
Gains on dispositions of non-development/non-CDFS properties	(4,937)	(11,620)	(146,667)
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development/non-CDFS properties	(220,815)	(9,718)	(52,776)
Real estate related depreciation and amortization	11,319	33,661	25,588

Total discontinued operations	(209,496)	23,943	(27,188)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	154,315	155,067	99,026
Adjustment to on dispositions for depreciation	(9,569)	(492)	(35,672)
Other amortization items	(11,775)	(15,840)	(8,731)

Total unconsolidated investees	132,971	138,735	54,623

Total NAREIT defined adjustments	213,061	449,175	149,969

Subtotal — NAREIT defined FFO	210,411	(30,051)	1,177,604
Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	(58,128)	144,364	16,384
Current income tax expense	3,658	9,656	3,038
Deferred income tax expense (benefit)	(23,299)	4,073	550
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	(1,737)	2,331	1,823
Unrealized losses (gains) on derivative contracts, net	(7,561)	23,005	—
Deferred income tax expense (benefit)	15,541	(19,538)	6,327

Total unconsolidated investees	6,243	5,798	8,150

Total our defined adjustments	(71,526)	163,891	28,122

FFO, including significant non-cash items, attributable to common shares, as defined by us	138,885	133,840	1,205,726
Impairment of goodwill and other assets	163,644	320,636	—
Impairment related to assets held for sale (gain on sale) — China operations	(3,315)	198,236	—
Impairment of real estate properties	331,592	274,705	—
Our share of the loss/impairment recorded by PEPR	—	108,195	—
Our share of certain losses recognized by the property funds, net	9,240	—	—
Gain on early extinguishment of debt	(172,258)	(90,719)	—

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$467,788	$944,893	$1,205,726

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

We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in year end interest rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. In 2009, we entered into two three-year TMK bond agreements totaling ¥14.3 billion ($153.8 million as of December 31, 2009) with variable interest rates and concurrently entered into interest rate swap agreements to fix the interest rate for the term of the notes. We have no other derivative contracts outstanding at December 31, 2009.

Our primary interest rate risk is created by our variable rate lines of credit. During the year ended December 31, 2009, we had weighted average daily outstanding borrowings of $1.6 billion on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $2.7 million of cash flow for the year ended December 31, 2009.

As a result of a change in accounting effective January 1, 2009, our non-cash interest expense for the year ended December 31, 2009 increased $63.0 million, prior to capitalization of interest related to our development activities. See Note 2 to our Consolidated Financial Statements in Item 8 for further information.

The unconsolidated property funds that we manage, and in which we have an equity ownership, may enter into interest rate swap contracts. See Note 6 to our Consolidated Financial Statements in Item 8 for further information on these derivatives.

Foreign Currency Risk

Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At December 31, 2009, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At December 31, 2009, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

Fair Value of Financial Instruments

See Note 17 to our Consolidated Financial Statements in Item 8.

ITEM 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2009 and 2008, our Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Cash Flows for each of the years in the three-year period ended December 31, 2009, Notes to Consolidated Financial Statements and Schedule III — Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 22 of our Consolidated Financial Statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2009, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2009 based on the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2009, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

ITEM 9B. Other Information

On February 25, 2010, William D. Zollars notified ProLogis of his decision to retire from the board of trustees of ProLogis effective following the meeting of the board of trustees on May 14, 2010. He will not stand for re-election as trustee at the next annual meeting of the shareholders of ProLogis on May 14, 2010.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Trustees and Officers

The information required by this item is incorporated herein by reference to the description under Item 1 — Our Management — Executive Committee (but only with respect to Walter C. Rakowich, Ted R. Antenucci, Edward S. Nekritz and William E. Sullivan), and to the descriptions under the captions “Election of Trustees — Nominees,” “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct,” and “Board of Trustees and Committees — Audit Committee” in our 2010 Proxy Statement.

ITEM 11. Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Compensation Matters” and “Board of Trustees and Committees — Management Development and Compensation Committee — Compensation Committee Interlocks and Insider Participation” in our 2010 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers — Common Shares Beneficially Owned” and “Compensations Matters — Equity Compensation Plans” in our 2010 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers — Certain Relationships and Related Transactions” and “Corporate Governance — Trustee Independence” in our 2010 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2010 Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 133 of this report, which is incorporated herein by reference.

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

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 133 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), included in ASC subtopic 470-20, Debt with Conversion and Other Options, as of January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProLogis’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of ProLogis’ internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

We have audited ProLogis’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProLogis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on ProLogis’ internal control over financial reporting based on our audit.

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

In our opinion, ProLogis maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 26, 2010

PROLOGIS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2009	2008

ASSETS
Real estate	$15,215,896	$15,725,272
Less accumulated depreciation	1,671,100	1,583,299

	13,544,796	14,141,973
Investments in and advances to unconsolidated investees	2,151,723	2,269,993
Cash and cash equivalents	34,362	174,636
Accounts and notes receivable	136,754	244,778
Other assets	1,017,780	1,126,993
Discontinued operations-assets held for sale	—	1,310,754

Total assets	$16,885,415	$19,269,127

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Debt	$7,977,778	$10,711,368
Accounts payable and accrued expenses	455,919	658,868
Other liabilities	444,432	751,238
Discontinued operations — assets held for sale	—	389,884

Total liabilities	8,878,129	12,511,358

Equity:
ProLogis shareholders’ equity:
Series C preferred shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at December 31, 2009 and 2008	100,000	100,000
Series F preferred shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2009 and 2008	125,000	125,000
Series G preferred shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2009 and 2008	125,000	125,000
Common shares; $0.01 par value; 474,162 shares issued and outstanding at December 31, 2009 and 267,005 shares issued and outstanding at December 31, 2008	4,742	2,670
Additional paid-in capital	8,524,867	7,070,108
Accumulated other comprehensive income (loss)	42,298	(29,374)
Distributions in excess of net earnings	(934,583)	(655,513)

Total ProLogis shareholders’ equity	7,987,324	6,737,891
Noncontrolling interests	19,962	19,878

Total equity	8,007,286	6,757,769

Total liabilities and equity	$16,885,415	$19,269,127

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007

Revenues:
Rental income	$891,095	$913,650	$970,018
Property management and other fees and incentives	142,763	131,011	104,719
CDFS disposition proceeds:
Developed and repositioned properties	180,237	4,206,446	2,530,377
Acquired property portfolios	—	289,019	2,475,035
Development management and other income	8,987	25,857	26,322

Total revenues	1,223,082	5,565,983	6,106,471

Expenses:
Rental expenses	269,956	277,320	249,713
Investment management expenses	43,416	50,761	33,948
Cost of CDFS dispositions:
Developed and repositioned properties	—	3,551,700	1,835,291
Acquired property portfolios	—	289,019	2,406,426
General and administrative	180,486	177,350	170,398
Reduction in workforce	11,745	23,131	—
Impairment of real estate properties	331,592	274,705	12,600
Depreciation and amortization	315,807	317,315	286,279
Other expenses	24,025	28,104	12,363

Total expenses	1,177,027	4,989,405	5,007,018

Operating income	46,055	576,578	1,099,453
Other income (expense):
Earnings (loss) from unconsolidated property funds, net	24,908	(69,116)	94,453
Earnings from other unconsolidated investees, net	3,151	13,342	4,573
Interest expense	(373,305)	(385,065)	(389,844)
Impairment of goodwill and other assets	(163,644)	(320,636)	—
Other income (expense), net	(39,349)	16,522	32,129
Net gains on dispositions of real estate properties	35,262	11,668	146,667
Foreign currency exchange gains (losses), net	35,626	(148,281)	8,132
Gain on early extinguishment of debt	172,258	90,719	—

Total other income (expense)	(305,093)	(790,847)	(103,890)

Earnings (loss) before income taxes	(259,038)	(214,269)	995,563
Current income tax expense	29,262	63,441	66,339
Deferred income tax expense (benefit)	(23,287)	4,570	516

Total income taxes	5,975	68,011	66,855

Earnings (loss) from continuing operations	(265,013)	(282,280)	928,708

Discontinued operations:
Income attributable to disposed properties, net	24,163	11,049	47,667
Net gain (impairment) related to disposed assets - China operations	3,315	(198,236)	—
Net gains on dispositions:
Non-development properties	220,815	9,718	52,776
Development properties and land subject to ground leases	40,649	9,783	28,721

Total discontinued operations	288,942	(167,686)	129,164

Consolidated net earnings (loss)	23,929	(449,966)	1,057,872
Net earnings attributable to noncontrolling interests	(1,156)	(3,837)	(4,814)

Net earnings (loss) attributable to controlling interests	22,773	(453,803)	1,053,058
Less preferred share dividends	25,423	25,423	25,423

Net earnings (loss) attributable to common shares	$(2,650)	$(479,226)	$1,027,635

(Continued)

PROLOGIS

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007

Weighted average common shares outstanding — Basic	403,149	262,729	256,873

Weighted average common shares outstanding — Diluted	403,149	262,729	267,226

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.73)	$(1.18)	$3.50
Discontinued operations	0.72	(0.64)	0.50

Net earnings (loss) per share attributable to common shares — Basic	$(0.01)	$(1.82)	$4.00

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.73)	$(1.18)	$3.38
Discontinued operations	0.72	(0.64)	0.48

Net earnings (loss) per share attributable to common shares — Diluted	$(0.01)	$(1.82)	$3.86

Distributions per common share	$0.70	$2.07	$1.84

PROLOGIS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Net earnings (loss) attributable to controlling interests	$22,773	$(453,803)	$1,053,058
Comprehensive income (loss):
Foreign currency translation gains (losses), net	59,888	(279,568)	90,015
Unrealized gains (losses) on derivative contracts, net	11,784	(25,128)	(31,615)

Comprehensive income (loss) attributable to common shares	$94,445	$(758,499)	$1,111,458

The accompanying notes are an integral part of these Consolidated Financial Statements

PROLOGIS

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

		Common Shares			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of		Paid-in	Comprehensive	Net	controlling
	Stock	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total

Balance as of January 1, 2007	$350,000	250,912	$2,509	$6,000,119	$216,922	$(170,971)	$52,268	$6,450,847
Effect of adoption of new accounting standards	—	—	—	310,575	—	(30,554)	—	280,021
Consolidated net earnings	—	—	—	—	—	1,074,340	6,003	1,080,343
Issuances of common shares in connection with acquisitions	—	4,781	48	339,449	—	—	—	339,497
Issuances of common shares under common share plans, net of issuance costs	—	1,891	19	37,558	—	—	—	37,577
Non controlling issuances (conversions), net	—	128	1	4,444	—	—	28,766	33,211
Foreign currency translation gains, net	—	—	—	—	90,015	—	1,180	91,195
Unrealized gains/amortization on derivative contracts, net	—	—	—	—	(31,615)	—	—	(31,615)
Cost of share-based compensation awards	—	—	—	30,903	—	—	—	30,903
Distributions	—	—	—	—	—	(498,073)	(9,556)	(507,629)

Balance as of December 31, 2007	$350,000	257,712	$2,577	$6,723,048	$275,322	$374,742	$78,661	$7,804,350

Effect of adoption of new accounting standard	—	—	—	70,918	—	(47,030)	—	23,888
Consolidated net earnings (loss)	—	—	—	—	—	(406,773)	3,837	(402,936)
Issuances of common shares under common share plans, net of issuance costs	—	5,381	54	218,926	—	—	—	218,980
Non controlling issuances (conversions), net	—	3,912	39	17,126	—	—	(12,942)	4,223
Foreign currency translation gains, net	—	—	—	—	(279,568)	—	96	(279,472)
Unrealized gains/amortization on derivative contracts, net	—	—	—	—	(25,128)	—	—	(25,128)
Cost of share-based compensation awards	—	—	—	40,090	—	—	—	40,090
Distributions	—	—	—	—	—	(576,452)	(9,129)	(585,581)
Reclassification of non-controlling interests to held for sale	—	—	—	—	—	—	(40,645)	(40,645)

Balance as of December 31, 2008	$350,000	267,005	$2,670	$7,070,108	$(29,374)	$(655,513)	$19,878	$6,757,769

Consolidated net earnings	—	—	—	—	—	22,773	1,156	23,929
Issuances of common shares in Equity Offering, net of issuance costs	—	174,800	1,748	1,105,272	—	—	—	1,107,020
Issuances of common shares under common share plans, net of issuance costs	—	31,943	320	324,909	—	—	—	325,229
Non controlling issuances (conversions), net	—	414	4	1,483	—	—	(1,386)	101
Foreign currency translation gains, net	—	—	—	—	59,888	—	1,937	61,825
Unrealized gains/amortization on derivative contracts, net	—	—	—	—	11,784	—	—	11,784
Cost of share-based compensation awards	—	—	—	23,095	—	—	—	23,095
Distributions	—	—	—	—	—	(301,843)	(1,623)	(303,466)

Balance as of December 31, 2009	$350,000	474,162	$4,742	$8,524,867	$42,298	$(934,583)	$19,962	$8,007,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Operating activities:
Net earnings (loss) attributable to controlling interests	$22,773	$(453,803)	$1,053,058
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Noncontrolling interests share in earnings (loss), net	1,300	(6,231)	6,003
Straight-lined rents	(38,997)	(34,063)	(44,403)
Cost of share-based compensation awards	17,242	28,321	23,934
Depreciation and amortization	327,126	350,976	311,867
Equity in earnings from unconsolidated investees	(28,861)	71,956	(105,618)
Changes in operating receivables and distributions from unconsolidated investees	69,656	19,956	74,348
Amortization of deferred loan costs	17,069	12,239	10,362
Amortization of debt discount, net	67,542	63,676	15,952
Debt related expenses	14,547	—	—
Impairment of goodwill and other assets	163,644	320,636	—
Impairment related to assets held for sale — China operations	—	198,236	—
Impairment of real estate properties	331,592	274,705	13,259
Gains on dispositions of assets included in discontinued operations	(264,779)	(19,501)	(28,721)
Gains recognized on disposition of investments in Japan property funds	(180,237)	—	—
Gains recognized on property dispositions, net	(35,262)	(11,668)	(199,443)
Gain on early extinguishment of debt	(172,258)	(90,719)	—
Unrealized foreign currency exchange losses (gains), net	(58,128)	144,364	16,229
Deferred income tax expense (benefit)	(23,299)	4,072	550
Decrease (increase) in accounts and notes receivable and other assets	100,253	87,551	(130,821)
(Decrease) increase in accounts payable and accrued expenses and other liabilities	(214,921)	(76,472)	216,338

Net cash provided by operating activities	116,002	884,231	1,232,894

Investing activities:
Real estate investments	(1,268,743)	(5,523,402)	(5,240,809)
Tenant improvements and lease commissions on previously leased space	(49,783)	(58,076)	(67,317)
Non-development capital expenditures	(26,506)	(36,902)	(37,948)
Cash consideration paid in Parkridge acquisition, net of cash acquired	—	—	(700,812)
Purchase of Macquarie ProLogis Trust (“MPR”), net of cash acquired	—	—	(1,137,028)
Investments in and advances to unconsolidated investees	(401,386)	(329,553)	(661,796)
Proceeds from disposition of investments in Japan property funds	500,000	—	—
Return of investment from unconsolidated investees	78,079	126,983	50,243
Proceeds from dispositions of real estate assets — China operations	845,468	—	—
Proceeds from dispositions of real estate assets	1,520,519	4,474,228	3,618,622
Advances on notes receivable	—	—	(18,270)
Proceeds from repayment of notes receivable	10,722	4,200	115,620

Net cash provided by (used in) investing activities	1,208,370	(1,342,522)	(4,079,495)

Financing activities:
Proceeds from sales and issuances of common shares	1,491,137	222,162	46,855
Distributions paid on common shares	(271,845)	(542,792)	(472,645)
Dividends paid on preferred shares	(25,416)	(25,423)	(31,781)
Noncontrolling interest (distributions) contributions, net	(1,548)	23,827	(9,341)
Debt and equity issuance costs paid	(125,190)	(12,121)	(15,830)
Net (payments on) proceeds from credit facilities	(2,400,194)	743,934	(431,506)
Repurchase of senior and other notes and extinguishment of secured mortgage debt	(1,226,658)	(216,805)	—
Proceeds from issuance of debt to finance MPR and Parkridge acquisitions	—	—	1,719,453
Proceeds from issuance of senior notes and secured mortgage debt	1,448,871	1,150,544	3,110,818
Payments on senior notes, secured mortgage debt and assessment bonds	(351,793)	(985,223)	(1,174,335)

Net cash (used in) provided by financing activities	(1,462,636)	358,103	2,741,688

Effect of foreign currency exchange rate changes on cash	(2,010)	(13,950)	29,032
Net decrease in cash and cash equivalents	(140,274)	(114,138)	(75,881)
Cash and cash equivalents, beginning of year	174,636	399,910	475,791
Cash and cash equivalents, assets held for sale	—	(111,136)	—

Cash and cash equivalents, end of year	$34,362	$174,636	$399,910

See Note 21 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business:

ProLogis, collectively with our consolidated subsidiaries (“we”, “our”, “us”, “the Company” or “ProLogis”), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial properties in North America, Europe and Asia. Through 2008, our business consisted of three reportable business segments: (i) direct owned; (ii) investment management; and (iii) CDFS business. Our direct owned segment represents the direct long-term ownership of industrial properties. Our investment management segment represents the long-term investment management of property funds and joint ventures and the properties they own. Our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were generally contributed to a property fund in which we had an ownership interest and managed or sold to third parties. Changes in global economic conditions resulted in changes in our business strategy in late 2008 and therefore, as of December 31, 2008, our business strategy no longer includes the CDFS business segment. See Note 20 for further discussion of our business segments.

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

Adjustments and Reclassifications. Certain amounts included in the accompanying consolidated financial statements for 2008 and 2007 have been adjusted due to the required retroactive application of a new accounting standard that we adopted as of January 1, 2009, as further discussed below. In addition in 2009, we began reporting the costs associated with our investment management segment as Investment Management Expenses in our Consolidated Statements of Operations. These costs include the property-level management expenses associated with the properties owned by the unconsolidated investees (previously included in Rental Expenses) and the direct expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses). Therefore, we have reclassified these expenses in 2008 and 2007, as well as certain other 2008 and 2007 amounts, to conform to the 2009 financial statement presentation. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements.

Use of Estimates. The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the date of the financial statements, and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and changes in market conditions could impact our future operating results.

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

The functional currencies of our consolidated subsidiaries and unconsolidated investees generally include the British pound sterling, Canadian dollar, euro, Japanese yen and Korean won. The Chinese remnimbi was also a functional currency through February 2009 and is included in discontinued operations. We are parties to business transactions denominated in these and other currencies.

For our consolidated subsidiaries whose functional currency is not the U.S. dollar, we translate their financial statements into U.S. dollars at the time we consolidate those subsidiaries’ financial statements. Generally, assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. The resulting translation adjustments are included in the Accumulated Other Comprehensive Income (Loss) in ProLogis Shareholders’ Equity. Certain balance sheet items, primarily equity-related accounts, are reflected at the historical exchange rate. Income statement accounts are translated using the average exchange rate for the period and income statement accounts that represent significant non-recurring transactions are translated at the rate in effect as of the date of the transaction. We translate our share of the net earnings or losses of our unconsolidated investees whose functional currency is not the U.S. dollar at the average exchange rate for the period.

We and certain of our consolidated subsidiaries have intercompany and third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss can result. The resulting adjustment is generally reflected in results of operations, unless it is intercompany debt that is deemed to be long-term in nature. The remeasurement of such long-term debt results in the recognition of a cumulative translation adjustment in Accumulated Other Comprehensive Income (Loss) in ProLogis Shareholders’ Equity.

Gains or losses are included in results of operations when transactions with a third party, denominated in a currency other than the entity’s functional currency, are settled. We occasionally utilize derivative financial instruments to manage certain foreign currency exchange risks.

We are subject to foreign currency risk due to potential fluctuations in exchange rates between certain foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment would have an effect on our reported results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in the same functional currency as the investment and, on occasion and when deemed appropriate, through the use of derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

See our policy footnote on financial instruments and Note 18 for more information related to our derivative financial instruments.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Combinations. In December 2007, the Financial Standards Accounting Board (“FASB”) issued a new accounting standard for business combinations that we adopted January 1, 2009. This accounting standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. This accounting standard broadened the scope of what qualifies as a business combination to include the acquisition of an operating property by us and our unconsolidated investees. Transaction costs related to the acquisition of a business that were previously capitalized are expensed under this new standard. The transaction costs related to the acquisition of land and equity method investments continue to be capitalized. This accounting standard requires subsequent adjustments of tax uncertainties that occur after the purchase price allocation period to be recognized in earnings. Previously, these adjustments were recognized in the purchase price as an adjustment to goodwill. The initial adoption of this accounting standard did not have a material impact on our financial position or results of operations, although it may have a more significant impact in the future depending on our acquisition activity.

When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. We estimate the following:

• the fair value of the buildings as if vacant;	— The fair value allocated to land is generally based on relevant market data.

• the market value of above and below market leases based upon our best estimate of current market rents;	— The value of each lease is recorded in either other assets or other liabilities, as appropriate.

• the value of costs to obtain tenants, primarily leasing commissions;	— These costs are recorded in other assets.

• the value of debt based on quoted market rates for the same or similar issues, or by discounting future cash flows using rates currently available for debt with similar terms and maturities;	— Any discount or premium is included in the principal amount.

• the value of any management contracts by discounting future expected cash flows under these contracts; and

• the value of all other assumed assets and liabilities based on the best information available.

We amortize the acquired assets or liabilities as follows:

•	Above and below market leases are charged to rental income over the average remaining estimated life of the lease.

•	Leasing commissions are charged to amortization expense over the average remaining estimated life of the lease.
•	Debt discount or premium is charged to interest expense using the effective interest method over the remaining term of the related debt.
•	Management contracts are charged against income over the remaining term of the contract.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. A gain may be recognized to the extent the purchase price is less than the fair value of net tangible and intangible assets acquired.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Lived Assets

Real Estate Assets. Real estate assets are carried at depreciated cost. Costs incurred that are directly associated with the successful acquisition of real estate assets were capitalized as part of the investment basis of the real estate assets through December 31, 2008. Beginning January 1, 2009, these costs are now expensed as discussed above, other than as they relate to the acquisition of land. Costs incurred in developing, renovating, rehabilitating and improving real estate assets are capitalized as part of the investment basis of the real estate assets. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, rehabilitation and leasing activities; if such costs are incremental and identifiable to a specific activity. Capitalized costs are included in the investment basis of real estate assets, except for the costs capitalized related to leasing activities that are included in other assets. When a municipal district finances costs we incur for public infrastructure improvements, we record the costs in real estate until we are reimbursed.

The depreciable portions of real estate assets are charged to depreciation expense on a straight-line basis over their respective estimated useful lives. Depreciation commences at the earlier of stabilization (defined as 93% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for properties we develop. Capitalized leasing costs are amortized over the respective lease term. Our average lease term for all leases in effect at December 31, 2009 was between five and six years. Prior to 2008, if we developed properties with the intent to contribute the property to a property fund, we did not depreciate these properties during the period from the completion of the development through the date the property was contributed. With the changes in our business strategy, and the uncertainty with respect to the timing of future contributions to the property funds, we expect to hold these properties long-term and began to depreciate them in 2008.

We assess the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of the assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. In order to review our assets for recoverability, we consider current market conditions, as well as our intent with respect to holding or disposing of the asset. Fair value is determined through various valuation techniques; including discounted cash flow models; quoted market values; and third party appraisals, where considered necessary. If our analysis indicates that the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, we recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.

We estimate the future undiscounted cash flows based on our intent as follows:

(i)	for real estate properties that we intend to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property;
(ii)	for land parcels we intend to sell, recoverability is assessed based on estimated fair value, less costs to sell;
(iii)	for real estate properties currently under development and operating buildings we intend to sell, recoverability is assessed based on proceeds from disposition that are estimated based on future net rental income of the property and expected market capitalization rates; and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(iv)	for costs incurred related to the potential acquisition of land or development of a real estate property, recoverability is assessed based on the probability that the acquisition or development is likely to occur as of the measurement date.

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties.

Goodwill. Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. We perform an annual impairment test for goodwill at the reporting unit level. The annual review is performed during the fourth quarter for all our reporting units. Additionally, we evaluate the recoverability of goodwill whenever events or changes in circumstances indicate that the carrying amounts of goodwill may not be fully recoverable.

We use a two step approach to our goodwill impairment evaluation. The first step of the goodwill impairment test is used to identify whether there is any potential impairment. If the fair value of a reporting unit exceeds its corresponding book value, including goodwill, the goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed. The second step requires that we compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill to measure the amount of impairment loss, if any.

Generally, we use net asset value analyses to estimate the fair value of the reporting unit where the goodwill is allocated. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, as considered necessary. The fair value of the reporting unit also includes an enterprise value premium that we estimate a third party would be willing to pay for the particular reporting unit. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our goodwill.

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

Properties disposed of to third parties are considered discontinued operations unless such properties were developed under a pre-sale agreement. Properties contributed to property funds in which we maintain an

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ownership interest, act as manager and account for the property fund under the equity method are not considered discontinued operations due to our continuing involvement with the properties.

Investments in Unconsolidated Investees. Our investments in certain entities are presented under the equity method. The equity method is used when we have the ability to exercise significant influence over operating and financial policies of the investee but do not have control of the investee. Under the equity method, these investments (including advances to the investee) are initially recognized in the balance sheet at our cost and are subsequently adjusted to reflect our proportionate share of net earnings or losses of the investee, distributions received, deferred gains from the contribution of properties and certain other adjustments, as appropriate. When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate the equity investment and any advances made for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine the loss in value is other than temporary, we recognize an impairment charge to reflect the equity investment and any advances made at fair value.

Cash and Cash Equivalents. We consider all cash on hand, demand deposits with financial institutions, and short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Our cash and cash equivalents are financial instruments that are exposed to concentrations of credit risk. We invest our cash with high-credit quality institutions. Cash balances may be invested in money market accounts that are not insured. We have not realized any losses in such cash investments or accounts and believe that we are not exposed to any significant credit risk.

Convertible Debt. In May 2008, the FASB issued an accounting standard that required separate accounting for the debt and equity components of certain convertible debt, such as the debt we have issued. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt (the first cash redemption date in 2012 and 2013 for our outstanding convertible notes) as additional non-cash interest expense. We adopted this accounting standard on January 1, 2009 on a retroactive basis to the convertible notes we issued in 2007 and 2008. As a result, we adjusted 2008 and 2007 amounts to reflect the adjustments to debt and equity, as well as the additional interest expense. This adjustment also impacted the interest we would have capitalized related to our development activities for both properties we currently own, as well as properties that were contributed or sold during the periods the convertible notes were outstanding.

The following tables illustrate the impact of this accounting standard on our Consolidated Balance Sheets and Consolidated Statements of Operations for these periods (in thousands):

	As of December 31, 2008
	As Reported	Adjustments	As Adjusted

Consolidated Balance Sheet:
Net investments in real estate assets	$15,706,172	$19,100	$15,725,272
Other assets	$1,129,182	$(2,189)	$1,126,993
Debt	$11,007,636	$(296,268)	$10,711,368
Additional paid-in capital	$6,688,615	$381,493	$7,070,108
Distributions in excess of net earnings	$(587,199)	$(68,314)	$(655,513)

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2008
	As Reported	Adjustments	As Adjusted
			(before 2009 discontinued
			operations adjustment)

Consolidated Statements of Operations:
Cost of CDFS dispositions	$3,836,519	$4,200	$3,840,719
Interest expense, net of capitalization	$341,305	$42,830	$384,135
Net loss attributable to controlling interests	$(406,773)	$(47,030)	$(453,803)
Net loss per share attributable to common shares —
Basic	$(1.65)	$(0.17)	$(1.82)
Net loss per share attributable to common shares —
Diluted	$(1.65)	$(0.17)	$(1.82)

	For the Year Ended December 31, 2007
	As Reported	Adjustments	As Adjusted
			(before 2009 discontinued
			operations adjustment)

Consolidated Statements of Operations:
Cost of CDFS dispositions	$4,241,700	$17	$4,241,717
Interest expense, net of capitalization	$368,512	$21,265	$389,777
Net earnings attributable to controlling interests	$1,074,340	$(21,282)	$1,053,058
Net earnings per share attributable to common shares — Basic	$4.08	$(0.08)	$4.00
Net earnings per share attributable to common shares — Diluted	$3.94	$(0.08)	$3.86

See Note 9 for additional information on our convertible notes.

Noncontrolling Interests. In December 2007, the FASB issued a new accounting standard for noncontrolling interests in consolidated financial statements. We adopted this accounting standard on January 1, 2009, which required noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, and changed the accounting for transactions with noncontrolling interest holders. The adoption of the accounting standard changed the classification and reporting of our noncontrolling interests.

We recognize the noncontrolling interests in real estate partnerships in which we consolidate using each noncontrolling holder’s respective share of the estimated fair value of the real estate as of the date of formation. Noncontrolling interest that was created or assumed as a part of a business combination is recognized at fair value as of the date of the transaction. Noncontrolling interest is subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders’ proportionate share of the net earnings or losses of each respective entity.

Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a business combination are exchangeable into our common shares. Common shares issued upon exchange of a holder’s noncontrolling interest are accounted for at our carrying value of the surrendered noncontrolling interest.

Costs of Raising Capital. Costs incurred in connection with the issuance of both common shares and preferred shares are treated as a reduction to additional paid-in capital. Costs incurred in connection with the issuance or renewal of debt are capitalized in other assets, and amortized to interest expense over the term of the related debt.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

When we contribute a property to a property fund or joint venture in which we have an ownership interest, we do not recognize a portion of the gain realized. If a loss is realized it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of net earnings or losses recognized in future periods to reflect the investees’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. Through 2008, we reflected the gains recognized from contributions of CDFS properties to property funds and joint ventures in operating cash flows. As a result of the changes in our segments in 2009, these gains are now included in investing activities.

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

Investment Management Expenses. These costs include the property management expenses associated with the property-level management of the properties owned by our unconsolidated investees (previously included in Rental Expenses) and the direct investment management expenses associated with the asset management of the property funds (previously included in General and Administrative Expenses).

Share-Based Compensation. We account for stock-based compensation by measuring the cost of employee services received in exchange for an award of an equity instrument based on the fair value of the award on the grant date. We recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. We treat dividend equivalent units (“DEUs”) as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. See Note 12 for more information on our stock based compensation.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Even as a REIT, we may be subject to certain state and local taxes on our own income and property, and to federal income and excise taxes on our undistributed taxable income.

We have elected taxable REIT subsidiary (“TRS”) status for some of our consolidated subsidiaries. This allows us to provide services that would otherwise be considered impermissible for REITs. Many of the foreign countries in which we have operations do not recognize REITs or do not accord REIT status under their respective tax laws to our entities that operate in their jurisdiction. In the United States, we are taxed in certain states in which we operate. Accordingly, we recognize income tax expense for the federal and state income taxes incurred by our TRSs, taxes incurred in certain states and foreign jurisdictions, and interest and penalties associated with our unrecognized tax benefit liabilities.

In July 2006, the FASB issued an interpretation of the existing accounting standard for accounting for income taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and provides guidance on various income tax accounting issues, including derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result, we may recognize the tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities. We adopted the provisions of this interpretation in 2007 and, as a result, we recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of distributions in excess of net earnings.

Deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes), the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements related to certain contributions to property funds. A valuation allowance for deferred income tax assets is provided if we believe all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances that causes a change in the estimated realizability of the related deferred income tax asset is included in deferred tax expense. See Note 15 for further discussion of income taxes.

Financial Instruments. We may use certain types of derivative financial instruments for the purpose of managing certain foreign currency exchange rate and interest rate risk. We reflect our derivative financial instruments at fair value and record changes in the fair value of these derivatives each period in earnings, unless specific hedge accounting criteria are met. To qualify for hedge accounting treatment, generally the derivative instruments used for risk management purposes must effectively reduce the risk exposure that they are designed to hedge (primarily interest rate swaps) and, if a derivative instrument is utilized to hedge an anticipated transaction, the anticipated transaction must be probable of occurring. Derivative instruments meeting these hedging criteria are formally designated as hedges at the inception of the contract.

The unrealized gains and losses resulting from changes in fair value of an effective hedge are recorded in Accumulated Other Comprehensive Income (Loss) and are amortized to earnings over the remaining term of the hedged items. The ineffective portion of a hedge, if any, is immediately recognized in earnings to the extent that the change in value of the derivative instrument does not perfectly offset the change in value of the item being hedged. We estimate the fair value of our financial instruments through a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. Primarily, we use quoted market prices or quotes from brokers or dealers for the same or similar instruments. These values represent a general approximation of possible value and may never actually be realized.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2008, the FASB issued an accounting standard that required enhanced disclosures related to derivative instruments and hedging activities. This accounting standard required disclosures relating to: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedge items are accounted for; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. We adopted this accounting standard on January 1, 2009 and as it only required enhanced disclosures, the adoption did not have a significant impact on our consolidated financial statements. See Note 18 for information on our financial instruments.

Fair value measurements. On January 1, 2008, we adopted a new accounting standard for our financial assets and liabilities, primarily derivative instruments, to which either we or our unconsolidated investees are a party. This accounting standard established a framework for measuring fair value and disclosures about fair value measurements. On January 1, 2009, we adopted the provisions of this accounting standard for our non-financial assets and liabilities.

We have estimated fair value using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition. The fair value hierarchy consists of three broad levels, which are described below:

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

Recent Accounting Pronouncements. In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity (“VIE”) and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard will also require continuous reassessments of which party within the VIE is considered the primary beneficiary and will require a number of new disclosures related to VIE’s. We are still evaluating this accounting standard but do not believe that it will have a material impact on our financial position and results of operations upon adoption.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (“ASC” or the “Codification”) that establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for Securities and Exchange Commission (“SEC”) rules and interpretive releases, which are also authoritative

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards.

3.	Sale of China Operations and Property Fund Interest in Japan

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

All of the assets and liabilities associated with our China operations were classified as Discontinued Operations — Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2008, at which time we recognized an impairment of $198.2 million. At the completion of the sale in 2009, we recognized a net gain of $3.3 million. The results of our China operations, including the impairment and gain on sale, are presented as discontinued operations in our accompanying Consolidated Statements of Operations for all periods.

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

In addition, as part of this transaction, we entered into an agreement to sell one property in Japan to GIC RE. Therefore, this property was classified as held for sale as of December 31, 2008, along with borrowings of $108.6 million under our credit facilities, and its operations have been included in discontinued operations for all periods presented in our accompanying Consolidated Statements of Operations. In April 2009, we sold the Japan property for proceeds of $128.1 million, resulting in a gain of $13.1 million. See Note 8 for detail of all amounts included in discontinued operations.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Real Estate:

Real estate assets are presented at cost, and consist of the following (in thousands):

	December 31,
	2009	2008

Industrial properties (1):
Improved land	$2,625,885	$2,413,840
Buildings and improvements	8,919,616	8,542,116
Retail and mixed use properties (2):
Improved land	74,511	81,117
Buildings and improvements	216,527	277,875
Properties under development, including cost of land (3)	191,127	1,181,344
Land held for development (4)	2,569,343	2,482,582
Land subject to ground leases and other (5)	385,222	425,001
Other investments (6)	233,665	321,397

Total real estate assets	15,215,896	15,725,272
Less accumulated depreciation	1,671,100	1,583,299

Net real estate assets	$13,544,796	$14,141,973

(1)	At December 31, 2009 and 2008, we had 1,188 and 1,297 distribution properties consisting of 191.6 million square feet and 195.7 million square feet, respectively.

(2)	At December 31, 2009 and 2008, we had 29 and 34 retail properties consisting of 1.2 million square feet and 1.4 million square feet, respectively. We also owned two office properties with aggregate cost of $39.1 million at December 31, 2009 and one office property with a cost of $7.9 million at December 31, 2008.

(3)	Properties under development consisted of 5 properties aggregating 2.9 million square feet at December 31, 2009 and 65 properties aggregating 19.8 million square feet at December 31, 2008. Our total expected investment upon completion of the properties under development at December 31, 2009 was $295.7 million, including development and leasing costs.

(4)	Land held for development consisted of 10,360 acres and 10,134 acres at December 31, 2009 and 2008, respectively, and includes land parcels that we may develop or sell depending on market conditions and other factors.

(5)	At December 31, 2009 and 2008, amount represents investments of $314.9 million and $367.9 million in land we own and lease to our customers under long-term ground leases, an investment of $36.1 million and $35.3 million in railway depots and $29.9 million and $21.8 million in parking lots, respectively. At December 31, 2009, this amount also includes $4.3 million in solar panels.

(6)	Other investments include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties ($45.6 million and $9.0 million at December 31, 2009 and 2008, respectively); (ii) certain infrastructure costs related to projects we are developing on behalf of others; (iii) costs incurred related to future development projects, including purchase options on land; (iv) costs related to our corporate office buildings, which we occupy; and (v) earnest money deposits associated with potential acquisitions.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2009, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden, and the United Kingdom) and Asia (Japan and South Korea).

During 2008 and 2007, we completed individual and portfolio acquisitions of industrial properties, other than those discussed in Note 5, as follows (aggregated, dollars and square feet in thousands). No such acquisitions were made in 2009:

	Number of	Aggregate	Aggregate
	Properties	Square Feet	Purchase Price	Debt Assumed

2008	25	5,812	$324,029	$6,599
2007	41	7,347	$351,639	$27,305

During 2009, we recognized net gains of $35.3 million related to the contribution of properties ($13.0 million), the recognition of previously deferred gains from PEPR and ProLogis Korea Fund on properties they sold to third parties ($9.9 million), the sale of land parcels ($6.4 million), and a gain on settlement of an obligation to our fund partner in connection with the restructure of the North American Industrial Fund II ($6.0 million). The contribution activity resulted in total cash proceeds of $643.7 million and included 43 properties aggregating 9.2 million square feet to ProLogis European Property Fund II (“PEPF II”).

If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property fund until the property is sold to a third party. If we realize a loss on contribution, we recognize the full amount of the impairment as soon as it is known. Due to our continuing involvement through our ownership in the property fund, these dispositions are not included in discontinued operations. As discussed earlier, in 2008 and 2007, contribution activity was reported as CDFS Proceeds and Cost of CDFS Dispositions within our CDFS business segment. See Note 8 for further discussion of properties we sold to third parties that are reported in discontinued operations.

During the years ended December 31, 2009 and 2008, we recorded impairment charges of $331.6 and $274.7 million, respectively, related to our real estate. See Note 14 for further discussion of these impairment charges.

Prior to 2008, we identified properties that we developed or acquired with the intent to contribute to an unconsolidated property fund. Our policy was to not depreciate these properties during the period from completion or acquisition until their contribution to the property fund. In 2008, in connection with the changes in our business strategy discussed earlier, including uncertainty as to when, or if, these properties will be contributed and our intent to hold and operate these properties for our own use, we no longer identify specific properties for contribution to property funds. As a result, we recorded a $30.9 million adjustment to depreciation expense to depreciate these properties through December 31, 2008.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 2.28% and 21.39%, respectively, of our annualized collected base rents at December 31, 2009. At December 31, 2009, minimum lease payments on leases with lease periods greater than one year for space in our operating properties and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leases of land subject to ground leases, during each of the years in the five-year period ending December 31, 2014 and thereafter are as follows (in thousands):

2010	$673,599
2011	605,827
2012	495,619
2013	389,026
2014	298,730
Thereafter	1,705,610

$4,168,411

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses. In addition to minimum rental payments, our customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $194.8 million, $210.9 million and $197.3 million for the years ended December 31, 2009, 2008 and 2007, respectively. These reimbursements are reflected as rental income and rental expenses in the accompanying Consolidated Statements of Operations.

5.	Acquisitions:

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

The acquisition included 6.3 million square feet of operating distribution properties, including developments under construction, and 1,139 acres of land, primarily in Central Europe and the United Kingdom. We allocated the purchase price based on estimated fair values and recorded approximately $724.7 million of real estate assets, $156.3 million of investments in joint ventures and other unconsolidated investees, $58.1 million of cash and other tangible assets and $325.8 million of goodwill and other intangible assets, which are included in Other Assets in our Consolidated Balance Sheet. During 2008, we recognized an impairment charge of $175.4 million related to this allocated goodwill (see Note 14). The Parkridge acquisition would not have had a material impact on our consolidated results of operations for the year ended December 31, 2007, and as such, we have not presented any pro forma financial information.

See also Note 4 for information on real estate property acquisitions.

6.	Unconsolidated Investees:

Our investments in and advances to these unconsolidated investees, which are accounted for under the equity method, are summarized by type of investee as follows (in thousands):

	December 31,
	2009	2008

Property funds	$1,876,650	$1,957,977
Other investees	275,073	312,016

Totals	$2,151,723	$2,269,993

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Summarized information regarding our investments in property funds is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Earnings (loss) from unconsolidated property funds:
North America	$(12,085)	$3,271	$17,161
Europe	33,141	(94,429)	60,913
Asia	3,852	22,042	16,379

Total earnings (loss) from unconsolidated property funds	$24,908	$(69,116)	$94,453

Property management and other fees and incentives:
North America	$63,413	$61,753	$47,164
Europe	50,814	51,969	43,752
Asia	2,542	17,289	13,803

Total property management and other fees and incentives	$116,769	$131,011	$104,719

We also earned property management fees from joint ventures and other entities of $26.0 million during the year ended December 31, 2009. This included fees earned from the Japan property funds after February 2009, which is the date we sold our investments in the funds, through July 2009. In connection with the termination of the property management agreement for these properties, we earned a termination fee of $16.3 million that is included within Property Management and Other Fees and Incentives in our Consolidated Statements of Operations for the year ended December 31, 2009.

Included within Other Income (Expense), in our Consolidated Statements of Operations for the year ended December 31, 2009 is $20.3 million of expense due to an increase in accruals related to rent indemnifications we had provided to certain property funds because of changes in leasing and other assumptions.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information about our property funds (the names in parentheses represent the legal names of the entities) is as follows:

	As of December 31,
		Square
	Number of	feet			Investment in
	properties	(in	Ownership		and advances to
	owned	millions)	Percentage		(In thousands)
Fund Names	2009	2009	2009	2008	2009	2008

ProLogis California (ProLogis California I LLC ) (1)	80	14.2	50.0%	50.0%	$94,498	$102,685
ProLogis North American Properties Fund I ( ProLogis North American Properties Fund I LLC) (1)	35	9.0	41.3%	41.3%	21,295	25,018
ProLogis North American Properties Fund VI (Allagash Property Trust) (1)	21	8.4	20.0%	20.0%	34,424	35,659
ProLogis North American Properties Fund VII (Brazos Property Trust) (1)	29	6.2	20.0%	20.0%	32,289	32,679
ProLogis North American Properties Fund VIII (Cimmaron Property Trust) (1)	24	3.1	20.0%	20.0%	12,283	13,281
ProLogis North American Properties Fund IX (Deerfield Property Trust) (1) (2)	19	3.3	20.0%	20.0%	—	13,375
ProLogis North American Properties Fund X (Elkhorn Property Trust) (1) (2)	29	4.2	20.0%	20.0%	—	15,567
ProLogis North American Properties Fund XI (KPJV, LLP) (1)	12	3.6	20.0%	20.0%	22,115	28,322
ProLogis North American Industrial Fund (3)	258	49.7	23.0%	23.1%	241,988	191,088
ProLogis North American Industrial Fund II (ProLogis NA2 LP) (1) (4)	148	36.0	37.0%	36.9%	336,511	265,575
ProLogis North American Industrial Fund III (ProLogis NA3 LP) (1)	120	24.7	20.0%	20.0%	140,047	122,148
ProLogis Mexico Industrial Fund (ProLogis MX Fund LP) (5)	72	9.1	24.2%	24.2%	74,754	96,320
PEPR (ProLogis European Properties) (6)	232	53.0	24.8%	24.9%	383,389	321,984
PEPF II (ProLogis European Properties II) (7)	196	48.0	32.1%	36.9%	461,631	312,600
ProLogis Korea Fund (ProLogis Korea Properties Trust) (1)	12	1.7	20.0%	20.0%	21,426	21,867
ProLogis Japan properties funds (1) (8)	—	—	—	20.0%	—	359,809

Totals	1,287	274.2			$1,876,650	$1,957,977

(1)	We have one fund partner in each of these property funds.

(2)	During 2009, we recognized an aggregate impairment charge of $28.5 million, representing the carrying value of our investments in ProLogis North American Properties Fund IX and X. We recorded the impairment charge due to recent events, which indicated that we may not be able to recover our investment balances. The impairment charge was included in Impairment of Goodwill and Other Assets in our Consolidated Statements of Operations.

(3)	We refer to the combined entities in which we have ownership interests with ten institutional investors as one property fund named ProLogis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. During 2009, we made capital contributions of $54.1 million, representing our share of the additional capital called by this property fund to repay outstanding borrowings on its credit facilities and secured mortgage debt.

(4)	In July 2007, we acquired all of the units in Macquarie ProLogis Trust, an Australian listed property trust (“MPR”) which had an 88.7% ownership interest in ProLogis North American Properties Fund V. The total consideration was approximately $2.0 billion consisting of cash in the amount of $1.2 billion and assumed liabilities of $0.8 billion. We entered into foreign currency forward contracts to economically hedge the purchase price of MPR. As this type of contract does not qualify for hedge accounting treatment, we

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized gains of $26.6 million in 2007 when the contract settled that are included in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations.

As a result of the MPR acquisition, we owned 100% and consolidated the results of the assets for approximately two months in 2007, at which time the lender converted certain of the bridge debt into equity of a new property fund, ProLogis North American Industrial Fund II, in which we have a 37.0% equity interest at December 31, 2009. Upon conversion by the lender in the third quarter of 2007, we recognized net gains of $68.6 million that are reflected in proceeds from and costs of CDFS Acquired Property Portfolios in our Consolidated Statements of Operations.

On July 1, 2009, we and our fund partner amended a loan agreement and the governing documents of this property fund. The property fund extended the term of a $411.3 million loan payable to an affiliate of our fund partner, which was scheduled to mature in July 2009, until 2014 with an option for an additional extension until 2016. As part of the restructuring, we made an $85.0 million cash capital contribution to the property fund and we may be required to make an additional cash contribution in the future of up to $25.0 million for the repayment of debt or other obligations. In addition, we pledged properties we own directly, valued at approximately $275.0 million, to serve as additional collateral on the loan and related interest rate swap contract. As a result, we are entitled to receive a 10% preferred distribution on all new contributions paid out of operating cash flow prior to other distributions. Upon liquidation of the property fund, we are entitled to receive a 10% preferred return per annum on our initial equity investment and the return of our total investment prior to any other distributions.

(5)	We refer to the combined entities in which we have ownership interests as one property fund named ProLogis Mexico Industrial Fund, which was formed with several institutional investors in September 2007. During 2008, we loaned this property fund $153.1 million that was used to repay bridge financing that had matured and for a portion of the costs related to a third party acquisition. Through December 31, 2009 and 2008, the fund had repaid $138.7 million and $137.9 million, respectively, of this loan primarily with proceeds obtained from third party financing. The loan bears interest at LIBOR plus a margin and is payable upon demand.

(6)	In December 2008, we purchased units in PEPF II from PEPR that represented a 20% interest for €43 million ($61.1 million) and assumed €348 million of PEPR’s future equity commitments related to these units. The units were purchased at a discount to net asset value due to PEPR’s near-term liquidity needs. In January 2009, PEPR received offers for their remaining 10.4% interest in PEPF II for €10.5 million. As a result of the sale of units to us and the impairment of their remaining ownership (based on offers received), PEPR recognized a total loss of €310.9 million ($434.3 million) in 2008. Our share of this loss, reflected as Earnings (Loss) from Unconsolidated Property Funds in our Consolidated Statements of Operations, was $108.2 million.

In December 2009, PEPR issued €61 million of preferred units with a 10.5% dividend that were offered to its current investors. We invested €41.6 million ($59.4 million) in 7.0 million preferred units that are included in our investment balance. The preferred units are convertible into common units at a rate of one for one at our option. PEPR has the option to redeem the units after seven years or in certain limited circumstances.

(7)	PEPF II was formed with several third party investors in July 2007. From July 2007 through December 2008, we owned approximately 24% of PEPF II, which included an indirect interest through PEPR’s 30% interest. Our ownership interest has changed based on PEPR’s sale of its 10.4% interest in PEPF II in January 2009 and due to the contributions of properties we made to PEPR II in 2009.

(8)	On February 9, 2009, we sold our interests in the Japan property funds (see Note 3).

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Commitments Related to Certain Property Funds

Certain property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash or we may not be required to fulfill them before expiration. Our fund partners fulfill their equity commitment with cash. We are committed to offer to contribute substantially all of the properties that we develop and stabilize in Europe and Mexico to these respective funds. These property funds are committed to acquire such properties, subject to certain exceptions, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss. Depending on market conditions, our liquidity needs and other factors, we may make contributions of properties to these property funds through the remaining commitment period in 2010.

The following table outlines the activity of these commitments in 2009 (in millions):

	NAIF (1)		Mexico (2)		PEPF II (3)
		Fund		Fund	ProLogis	ProLogis	Fund
	ProLogis	Partners	ProLogis	Partners	Series A	Series B	Partners

Remaining equity commitments at December 31, 2008 (4)	$72.5	$211.7	$44.3	$246.7	€295.9	€272.2	€857.4
Capital called for the repayment of debt	(54.1)	(174.2)	—	—	—	—	—
Capital called for the acquisition of properties from us	—	—	—	—	—	(108.5)	(341.6)

Remaining equity commitments at December 31, 2009 (local currency)	$18.4	$37.5	$44.3	$246.7	€295.9	€163.7	€515.8

Remaining equity commitments at December 31, 2009 (in U.S. dollars)	$18.4	$37.5	$44.3	$246.7	$424.5	$234.9	$739.8

Expiration date for remaining commitments	Feb — 2010		Aug — 2010		Aug — 2010

(1)	During 2009, the ProLogis North American Industrial Fund called capital to repay borrowings outstanding under its credit facility and to repay certain secured mortgage debt, which resulted in a gain on early extinguishment of $31.1 million. In February 2010, the property fund called $23.2 million of capital, including $0.8 million in cash from ProLogis, to acquire one property from us. The remaining equity commitments expire at the end of February 2010.

(2)	ProLogis Mexico Industrial Fund may use the remaining equity commitments to pay down existing debt or other liabilities, including amounts due to us, or to make acquisitions of properties from us or third parties depending on market conditions and other factors.

(3)	PEPF II’s equity commitments are denominated in euro. The ProLogis commitments include a commitment on the Series B units we acquired from PEPR in December 2008 that we are required to fund with cash. During 2009, we contributed 43 properties to PEPF II for gross proceeds of $643.7 million that were financed by PEPF II with all equity, including our co-investment of $152.7 million in cash under this commitment. We did not make any contributions in 2009 under the Series A commitment. We are not required to fund the remaining Series A commitment in cash and we anticipate it will expire unused.

(4)	Excludes commitments related to the ProLogis Korea Fund as the agreements were amended and there are no longer any remaining commitments.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, the properties are contributed based on third-party appraised value, other than PEPF II in 2009. For contributions we made in 2009 to PEPF II, the capitalization rate was determined based on a third party appraisal then a margin of 0.25 to 0.75 percentage points was added to the capitalization rate, depending on the quarter the properties were contributed. We may receive additional proceeds for the 2009 contributions if values at the end of 2010 are higher than those used to determine contribution values.

In addition to the capital contributions we made under these commitments, we also made additional discretionary investments in the property funds of $173.5 million in 2009. These investments included the purchase of preferred convertible units in PEPR ($59.4 million), a preferred investment in ProLogis North American Industrial Fund II ($85.0 million), contributions to ProLogis North American Properties Fund XI and ProLogis North American Properties Fund I to repay debt ($3.7 million) and advances to ProLogis North American Industrial Fund III ($25.4 million).

Summarized financial information of the property funds on a combined basis (for the entire entity, not our proportionate share) and our investments in such funds is presented below (dollars in millions):

	2009
	North America	Europe (1)	Asia (2)	Total

Revenues	$855.5	$736.3	$40.9	$1,632.7
Net earnings (loss) (3)(4)	$(104.4)	$75.5	$16.4	$(12.5)
Total assets	$9,700.0	$8,807.5	$150.6	$18,658.1
Amounts due to us (5)	$50.0	$31.2	$—	$81.2
Third party debt (6)	$5,340.3	$3,948.8	$48.1	$9,337.2
Total liabilities	$5,647.5	$4,773.8	$51.6	$10,472.9
Noncontrolling interest	$10.7	$15.8	$—	$26.5
Fund partners’ equity	$4,041.6	$4,017.9	$99.1	$8,158.6
Our weighted average ownership at end of period (7)	27.6%	28.5%	20.0%	27.9%
Our investment balance (8)	$1,010.2	$845.1	$21.4	$1,876.7
Deferred gains, net of amortization (9)	$243.1	$297.4	$—	$540.5

	2008
	North America	Europe	Asia	Total

Revenues	$835.8	$665.6	$299.6	$1,801.0
Net earnings (loss) (3)(4)	$(24.2)	$(404.6)	$82.8	$(346.0)
Total assets	$9,979.2	$8,982.9	$5,821.6	$24,783.7
Amounts due to us (5)	$30.2	$22.4	$147.4	$200.0
Third party debt (6)	$5,726.0	$4,829.9	$2,906.5	$13,462.4
Total liabilities	$5,985.4	$5,581.1	$3,855.1	$15,421.6
Noncontrolling interests	$10.7	$19.8	$—	$30.5
Fund partners’ equity	$3,983.1	$3,382.0	$1,966.5	$9,331.6
Our weighted average ownership at end of period (7)	27.5%	30.2%	20.0%	26.9%
Our investment balance (8)	$941.7	$634.6	$381.7	$1,958.0
Deferred gains, net of amortization (9)	$246.7	$299.0	$163.3	$709.0

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following transactions impacted the results and financial position of the property funds during 2009 and 2008:

(1)	The variances in the revenues, total assets, third party debt and total liabilities of the European property funds between 2008 and 2009 are mainly as a result of changes in the size of the property portfolios due to contributions of properties to PEPF II and fluctuations in foreign currency exchange rates, which we use to translate the assets and liabilities to U.S. dollars.

(2)	The reduction in revenues, net earnings, total assets, third party debt and total liabilities relating to the Asian property funds between 2008 and 2009 was due to the sale of our interests in the Japan property funds in February 2009 (see Note 3).

(3)	In 2007, two of the North America property funds entered into interest rate forward swap contracts and designated them as cash flow hedges. Certain of these derivative contracts no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recognized within earnings, along with the gain or loss upon settlement. As a result, included in net earnings (loss) from North America for 2009 and 2008 are net losses of $17.1 million and $77.0 million, respectively.

During 2009, the North American Funds that own properties in Mexico recognized $79.5 million of deferred tax expense. In 2009, two North American property funds recorded impairment charges aggregating $11.1 million related to properties they planned to sell. In 2009, ProLogis North American Industrial Fund repaid debt scheduled to mature in 2011 and 2012 at a discount that resulted in the recognition of a $31.1 million gain on early extinguishment of debt.

(4)	During 2009, PEPR sold 14 properties to unrelated third parties resulting in a loss of $15.3 million. The Europe results include properties that we contributed to PEPF II during 2009. Included in the net loss for Europe in 2008 was the loss on sale and impairment of PEPR’s investment in PEPF II, as discussed above, of $434.3 million.

(5)	During 2009, we and our fund partner each loaned $25.4 million to ProLogis North American Industrial Fund III that was used to repay maturing debt of the property fund. These notes will be paid with operating cash flow, mature at dissolution of the property fund and bear interest at LIBOR plus 8%. As of December 31, 2009, the outstanding balance was $22.6 million. In addition, as of December 31, 2009 and 2008, ProLogis Mexico Industrial Fund had a note payable to us for $14.3 million and $15.3 million, respectively. The remaining amounts represent current balances from services provided by us.

(6)	As of December 31, 2009 and 2008, we had not guaranteed any of the third party debt of the property funds. On July 1, 2009, in connection with the restructuring and amendment of the partnership and loan agreements discussed earlier, we pledged direct owned properties, valued at approximately $275 million, to serve as additional collateral for the loan of ProLogis North American Industrial Fund II that is payable to an affiliate of our fund partner and for the related interest rate swap contract.

(7)	Represents our weighted average ownership interest in all property funds combined based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(8)	The difference between our percentage ownership interest in the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognized from a contribution of one of our properties to a property fund as a result of our continuing ownership in the property (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

(9)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other unconsolidated investees

We have investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and office properties. The amounts we have recognized as our proportionate share of the earnings (loss) from our investments in these entities are summarized as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

North America	$2,814	$11,527	$7,428
Europe	337	1,815	(2,855)

Total earnings from other unconsolidated investees	$3,151	$13,342	$4,573

Our investments in and advances to these entities were as follows as of December 31 (in thousands):

	2009	2008

North America	$148,137	$150,963
Europe	96,191	161,053
Asia	30,745	—

Total	$275,073	$312,016

The investment in Europe includes our 25% ownership interest in and advances to an entity that develops retail and mixed use properties. As a result of the decline in global market conditions during the fourth quarter of 2008, we evaluated the recoverability of our investment in and advances to this entity, and recognized an impairment charge of $113.7 million. We also began evaluating our options associated with this investment. During the second quarter of 2009, the entity’s shareholders and lenders approved a restructuring plan that included using the proceeds received from the orderly disposition of assets to repay debt. During the fourth quarter of 2009, we reviewed the entity’s progress with executing this plan, the cash generated from asset sales and estimated future cash flows. As a result of this review, we evaluated the recoverability of our investment in and advances to the entity and recognized a further impairment charge of $115.1 million during the fourth quarter of 2009. Included in the 2009 impairment charge is $25.1 million that represents the cumulative translation losses we had recognized on this investment that were previously included as a component of equity. At December 31, 2009, we have a remaining balance of $45.0 million of advances that we expect to recover based on estimated future cash flows from the entity’s disposition of assets.

The investment in Asia relates to a new joint venture in Japan to which we contributed land. The joint venture is with one partner and is accounted for under the equity method, as we do not have majority voting rights and all substantive decisions require unanimous consent of both us and our partner. Our partner is responsible for funding 51% of the costs of construction and we are responsible for 49%. The joint venture intends to obtain secured financing and use the proceeds to reimburse our costs of construction. After the financing is in place, our total investment in this joint venture is expected to equal our land investment balance and represent 60% of the joint venture equity.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Other Assets and Other Liabilities:

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2009	2008

Goodwill	$399,037	$395,626
Value added taxes receivable	125,768	250,707
Leasing commissions	119,496	115,194
Rent leveling assets and above market leases	106,009	81,558
Fixed assets	39,637	80,323
Loan fees	76,994	37,138
Non-qualified savings plan assets	699	24,901
Other	150,140	141,546

Totals	$1,017,780	$1,126,993

Our other liabilities consisted of the following, net of amortization, if applicable, as of December 31 (in thousands):

	2009	2008

Income tax liabilities	$171,602	$367,626
Tenant security deposits	56,529	120,590
Accrued disposition costs	41,526	91,476
Unearned rents	43,388	60,331
Non-qualified savings plan liabilities	886	27,206
Value added taxes payable	24,690	10,571
Below market leases	6,908	7,332
Other	98,903	66,106

Totals	$444,432	$751,238

The expected future amortization of leasing commissions assets is summarized in the table below. We also expect our above and below market leases and rent leveling assets, which total $99.1 million at December 31, 2009, to be amortized into rental income as follows (in thousands):

	Amortization	Net Charge (Increase) to
	Expense	Rental Income

2010	$33,060	$(2,408)
2011	27,865	16,909
2012	21,293	17,380
2013	14,328	14,191
2014	8,726	11,793
Thereafter	14,224	41,236

Total	$119,496	$99,101

As of December 31, 2009 and 2008, total accumulated impairment of goodwill was $175.4 million, all of which was recorded in 2008.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2009 and 2008, we recorded impairment charges on certain other assets of $20.0 million and $13.6 million, respectively. See Note 14 for additional information.

8.  Assets Held for Sale and Discontinued Operations:

Held for Sale

As discussed in Note 3 above, all of the assets and liabilities associated with our China operations were classified as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2008, as well as one property in Japan that we sold in April 2009. We had no properties classified as held for sale at December 31, 2009.

A summary of the amounts included in Assets Held for Sale, at December 31, 2008 was as follows (in thousands):

Assets — discontinued operations — assets held for sale:
Investments in real estate assets:
Industrial properties	$471,221
Properties under development	225,971
Land held for development	245,965
Other investments	147,356

1,090,513
Accumulated depreciation	(15,463)

Net investments in real estate assets	1,075,050
Investments in and advances to unconsolidated investees:
Property funds	32,952
Other investees	247,507

Total investments in and advances to unconsolidated investees	280,459
Cash and cash equivalents	111,136
Other assets	42,345

Total assets before impairment	1,508,990
Impairment of assets	(198,236)

Total assets — discontinued operations — assets held for sale	$1,310,754

Liabilities — discontinued operations — assets held for sale:
Debt	$218,463
Other liabilities	104,547
Noncontrolling interests	66,874

Total liabilities — discontinued operations — assets held for sale	$389,884

Discontinued Operations

The operations of the properties held for sale or disposed of to third parties, including our China operations, and the aggregate net gains recognized upon their disposition are presented as discontinued operations in our Consolidated Statements of Operations for all periods presented, unless the property was developed under a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pre-sale agreement. Interest expense is included in discontinued operations only if it is directly attributable to these operations or properties.

During 2009, other than our China operations, we disposed of land subject to ground leases and 140 properties to third parties aggregating 14.8 million square feet, 3 of which were development properties. This includes a portfolio of 90 properties aggregating 9.6 million square feet that we continue to manage that were sold to a single venture during the second quarter. During 2008, we disposed of land subject to ground leases and 15 properties to third parties, 6 of which were development properties.

Income attributable to discontinued operations for the years ended December 31 is summarized as follows (in thousands):

	2009	2008	2007

Revenues:
Rental income	$50,492	$121,685	$109,942
CDFS dispositions proceeds — acquired property portfolios	—	83,648	—
Other income	93	1,514	348

Total revenues	50,585	206,847	110,290

Expenses:
Rental expenses	14,434	42,058	31,209
Cost of CDFS dispositions — acquired property portfolios	—	83,648	—
General and administrative	1,305	21,721	11,354
Reduction in workforce	—	3,300	—
Depreciation and amortization	11,319	33,661	25,588
Other expenses	7	5,088	—

Total expenses	27,065	189,476	68,151

Operating income	23,520	17,371	42,139
Total other income (expense)	787	(16,390)	6,717
Net (earnings) loss attributable to noncontrolling interest	(144)	10,068	(1,189)

Income attributable to assets held for sale and disposed properties	24,163	11,049	47,667
Net gain (impairment) related to disposed assets — China operations	3,315	(198,236)	—
Net gains recognized on property dispositions	261,464	19,501	81,497

Total discontinued operations	$288,942	$(167,686)	$129,164

The following information relates to properties disposed of and recorded as discontinued operations, excluding the China operations and including minor adjustments to previous dispositions, during each of the years ended December 31 (dollars in thousands):

	2009	2008	2007

Number of properties	140	15	80
Net proceeds from dispositions	$845,186	$127,428	$426,838
Net gains from dispositions	$261,464	$19,501	$81,497

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Debt:

Our debt consisted of the following as of December 31 (dollars in thousands):

	2009		2008
	Weighted		Weighted
	Average	Amount	Average	Amount
	Interest Rate	Outstanding	Interest Rate	Outstanding

Global Line	2.27%	$736,591	2.38%	$2,617,764
Credit Facility (1)	—	—	2.81%	600,519
Senior and other notes	6.31%	4,047,905	5.60%	3,995,410
Convertible senior notes (2)	5.55%	2,078,441	5.56%	2,590,133
Secured mortgage debt	6.40%	1,090,126	6.79%	877,916
Assessment bonds	6.49%	24,715	6.55%	29,626

Totals	5.75%	$7,977,778	4.75%	$10,711,368

(1)	In 2009, we repaid the balance outstanding and terminated our existing multi-currency credit facility (the “Credit Facility”), which was scheduled to mature on October 6, 2009, with borrowings under our global line of credit (the “Global Line”).

(2)	The weighted average interest rate reflects the effective rate after the adoption of the new accounting standard for convertible debt (see Note 2 for more information on the adoption). The weighted coupon interest rate was 2.2% for both periods.

Beginning in the fourth quarter of 2008 and throughout 2009, in connection with our announced initiatives to reduce debt, we purchased portions of several series of notes outstanding, the majority of which were at a discount, and extinguished some secured mortgage debt prior to maturity, as follows (in thousands):

	For the Year Ended	For the Year Ended
	December 31, 2009	December 31, 2008

Convertible Notes
Original principal amount	$653,993	$—
Cash purchase price	$454,023	$—
Senior Notes (1)
Original principal amount	$587,698	$309,722
Cash purchase price	$545,618	$216,805
Secured Mortgage Debt
Original principal amount (2)	$227,017	$—
Cash extinguishment price	$227,017	$—
Total
Original principal amount	$1,468,708	$309,722
Cash purchase / extinguishment price	$1,226,658	$216,805
Net gain on early extinguishment of debt (3)	$172,258	$90,719

(1)	Included in the year ended December 31, 2009 is the repurchase of €248.7 million ($356.4 million) original principal amount of our other notes for €235.1 million ($338.7 million).

(2)	In addition, there was an unamortized premium of $11.4 million (recorded at acquisition) that was included in the calculation of the gain on early extinguishment.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	Although we reduced our debt obligations by $242.1 million and $92.9 million in 2009 and 2008, respectively, the gain is calculated based on the recorded debt balance, which may include unamortized related debt issuance costs, premiums, and discounts.

Credit Facilities

Information related to our combined credit facilities are summarized below (dollars in millions):

	2009	2008	2007

For the years ended December 31:
Weighted average daily interest rate	1.62%	3.26%	3.72%
Weighted average daily borrowings	$1,641.9	$3,248.4	$3,075.9
Maximum borrowings outstanding at any month-end	$3,285.3	$3,663.6	$3,538.2
As of December 31:
Aggregate borrowing capacity (1)	$2,164.8	$4,432.1	$4,354.9
Borrowings outstanding	$736.6	$3,218.3	$2,564.4
Outstanding letters of credit (1)	$114.9	$142.4	$148.2
Aggregate remaining capacity available	$1,080.4	$1,071.5	$1,642.4

(1)	At December 31, 2009, included in this borrowing capacity and letters of credit is a credit facility with outstanding commitments equal to the outstanding letters of credit of 9.7 million British pound sterling ($15.6 million).

Information related to our Global Line as of December 31, 2009 (dollars in millions):

Borrowing base	$3,907.7
Borrowing capacity (1)	$2,149.2
Less:
Borrowings outstanding	736.6
Outstanding letters of credit	99.3
Debt due within one year	232.9

Current availability	$1,080.4

(1)	Borrowing capacity represents 55% of the borrowing base related to the Global Line.

In August 2009, we amended our Global Line to, among other things, extend the maturity to August 21, 2012 and reduce the size of the aggregate commitments to $2.25 billion, after October 2010, from the current level of $3.7 billion (in each case subject to currency fluctuations). The Global Line includes covenants that may limit the amount of indebtedness that we and our subsidiaries can incur to an amount that may be less than the aggregate lender commitments under the Global Line, depending on the timing and use of proceeds of the borrowings. The borrowing base covenant in the Global Line limits the aggregate amount of indebtedness (including obligations under the Global Line and other recourse indebtedness maturing within one year) to no more than 55% of the value (determined by a formula as of the end of each fiscal quarter) of our unencumbered property pool, as defined in the Global Line.

Our current availability to borrow under the Global Line is calculated as the lesser of (i) the aggregate lender commitments and (ii) the borrowing capacity, in each case reduced by the outstanding borrowings, letters of credit and recourse debt due within one year; resulting in current availability of $1.1 billion at December 31, 2009. Therefore, the amount of funds that we may borrow under the Global Line will vary from time to time

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based upon the outstanding amount of such specified indebtedness and the quarterly formulaic valuation of our unencumbered property pool. Our current availability to borrow would remain $1.1 billion at December 31, 2009, even if the aggregate lender commitments were reduced to $2.25 billion.

We may draw funds from a syndicate of banks in U.S. dollars, euros, Japanese yen, British pound sterling and Canadian dollars, and until October 2010, South Korean won. Lenders who did not participate in the amended and extended facility will be subject to the pre-amendment pricing structure through October 2010, while the new pricing structure is effective immediately to extending lenders. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding and we pay utilization fees that are calculated on the outstanding balance. The interest and utilization fees result in a weighted average borrowing rate of 2.27% per annum at December 31, 2009 using local currency rates.

Senior and Other Notes

On August 14, 2009, we issued $350.0 million of 7.625% senior notes maturing in 2014, at 99.489% of par value for an all-in-rate of 7.75%. On October 30, 2009 we issued $600.0 million of 7.375% senior notes maturing October 2019, at 99.728% of par value for an all-in-rate of 7.414%. We used the proceeds from both issuances to repay borrowings under our Global Line and other debt.

During 2009, we repaid maturing notes of $303.1 million primarily with borrowings under our Global Line.

Our senior and other notes outstanding at December 31, 2009 are summarized as follows (dollars in thousands):

	Principal	Coupon
Maturity Date	Balance	Rate

Senior notes:
November 15, 2010 (1)	190,278	5.25%
April 1, 2012 (1)	280,788	5.50%
March 1, 2013 (1)	262,066	5.50%
August 15, 2014 (1) (2)	350,000	7.63%
February 1, 2015 (3)	100,000	7.81%
March 1, 2015 (4)	30,000	9.34%
November 15, 2015 (1)	400,000	5.63%
April 1, 2016 (1)	400,000	5.75%
May 15, 2016 (5)	50,000	8.65%
November 15, 2016 (1)	550,000	5.63%
July 1, 2017 (1)	100,000	7.63%
May 15, 2018 (1)	600,000	6.63%
October 30, 2019 (1) (6)	600,000	7.38%

Total senior notes	3,913,132
Other notes — April 13, 2011 (1) (7)	145,294	4.38%

Total par value	4,058,426
Discount, net	(10,521)

Total senior and other notes, net	$4,047,905

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Principal due at maturity.

(2)	We issued these notes in August 2009.

(3)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $10.0 million to $20.0 million.

(4)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $3.0 million to $7.5 million.

(5)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $5.0 million to $12.5 million.

(6)	We issued these notes in October 2009.

(7)	Represents notes with principal outstanding of €101.3 million.

Our obligations under the senior notes are effectively subordinated in certain respects to any of our debt that is secured by a lien on real property, to the extent of the value of such real property. The senior notes require interest payments be made quarterly, semi-annually or annually.

We have designated the senior and other notes and our credit facilities as “Designated Senior Debt” under and as defined in the Amended and Restated Security Agency Agreement dated as of October 6, 2005 (the “Security Agency Agreement”) among various creditors (or their representatives) and Bank of America, N.A., as Collateral Agent. The Security Agency Agreement provides that all Designated Senior Debt holders will, subject to certain exceptions and limitations, have the benefit of certain pledged intercompany receivables and share payments and other recoveries received post default/post acceleration so that all Designated Senior Debt holders receive payment of substantially the same percentage of their respective credit obligations. In connection with the amendments to our Global Line described above, we amended the terms of the Security Agency Agreement to permit us to pledge collateral (“Specified Collateral”) to the holders of certain Designated Senior Debt (“Specified DS Debt”) without subjecting that collateral to the sharing arrangements with other holders of Designated Senior Debt. The Specified Collateral may include any property owned by us or any of our consolidated subsidiaries, except that no property that constitutes pledged collateral for all Designated Senior Debt may become Specified Collateral. No proceeds from Specified Collateral received by holders of Specified DS Debt will be deducted or otherwise taken into consideration when allocating proceeds among the credit parties pursuant to the Security Agency Agreement unless the holder of such Designated Senior Debt has been paid in full.

All of the senior and other notes are redeemable at any time at our option, subject to certain prepayment penalties. Such redemption and other terms are governed by the provisions of indenture agreements, various note purchase agreements and a trust deed.

Convertible Notes

We have issued three series of convertible senior notes ($550 million issued May 2008, $1.25 billion issued March 2007 and $1.12 billion issued November 2007). We refer to the three convertible senior note issuances as “Convertible Notes”. During 2009, we repurchased portions of the Convertible Notes with an aggregate principal amount of $654.0 million, as discussed above.

The Convertible Notes are senior obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a conversion rate per $1,000 of principal amount of the notes of 13.1614 shares for the March 2007 issuance, 12.2926 shares for

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

While we have the legal right to settle the conversion in either cash or shares, we intend to settle the principal balance of the Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the current conversion rates, 29.2 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. If the Conversion Spread becomes dilutive to our earnings per share, (i.e., if our share price exceeds $75.98 for the March 2007 issuance, $81.35 for the November 2007 issuance or $76.22 for the May 2008 issuance) we will include the shares required to satisfy the conversion spread in our computation of diluted earnings per share.

After the adoption of the new accounting standard on January 1, 2009 related to convertible debt with terms similar to our Convertible Notes, as discussed in Note 2, below is information related to the Convertible Notes (in thousands):

	December 31, 2009	December 31, 2008	December 31, 2007

Principal amount	$2,266,507	$2,920,500	$2,370,500
Discount	(188,066)	(330,367)	(326,492)

Net carrying balance required to satisfy the conversion spread	$2,078,441	$2,590,133	$2,044,008

Additional paid-in capital — conversion option	$381,493	$381,493	$310,575

Interest expense related to the Convertible Notes for the years ended December 31 included the following components (in thousands):

	2009	2008	2007

Coupon rate	$55,951	$58,420	$24,505
Amortization of discount	71,662	73,374	27,638
Amortization of deferred loan costs	3,801	3,470	1,373

Interest expense	$131,414	$135,264	$53,516

Effective interest rate	5.55%	5.70%	5.38%

Secured Mortgage Debt

During 2009, we issued a total of ¥14.3 billion in TMK bonds, including ¥10 billion ($108.2 million at December 31, 2009) at 2.74% due December 2012, and ¥4.3 billion ($45.6 million at December 31, 2009) at

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.09% due June 2012. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. We also issued $347.3 million of secured mortgage debt including $101.8 million at 6.5% due July 2014 and $245.5 million at 7.55% due July 2019. These 2009 financings are secured by 66 real estate properties with an aggregate undepreciated cost of $1.4 billion at December 31, 2009.

Our secured mortgage debt outstanding includes any premium or discount recorded at acquisition and consisted of the following at December 31, 2009 (dollars in thousands):

					Balloon
			Periodic		Payment
	Interest		Payment	Carrying	Due at
Maturity Date	Rate (1)		Date	Value	Maturity

June 23, 2012	4.09	%(2)	(4)	$45,628	$45,628
December 16, 2012	2.74	%(2)	(4)	108,190	$108,190
July 1, 2014	6.50%		(3)	101,750	$101,750
August 1, 2015	5.47%		(4)	128,528	$111,690
April 12, 2016	7.25%		(4)	196,265	$149,917
July 10, 2019	7.55%		(3)	245,500	$245,500
April 1, 2024	7.58%		(4)	190,230	$127,187
Various	(5)		(5)	74,035	(5)

Total secured mortgage debt(6)				$1,090,126

(1)	The weighted average annual interest rate for our total secured mortgage debt was 6.4% at December 31, 2009.

(2)	Represents the effective fixed interest rates including interest rate swap contracts.

(3)	Principal due at maturity.

(4)	Monthly amortization with a balloon payment due at maturity.

(5)	Includes six mortgage notes with interest rates ranging from 4.7% to 7.23%, maturing from 2011 to 2025, primarily requiring monthly amortization with a balloon payment at maturity. The combined balloon payment for all of the notes is $71.2 million.

(6)	The debt is secured by 216 real estate properties with an aggregate undepreciated cost of $2.6 billion at December 31, 2009.

Assessment Bonds

The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $953.0 million at December 31, 2009. Interest rates range from 5.78% per annum to 8.75% per annum. Maturity dates range from 2011 to 2033.

Debt Covenants

We have approximately $6.0 billion of senior notes outstanding as of December 31, 2009, that have been issued under the 1995 indenture (“Original Indenture”) or supplemental indentures. We refer to the Original Indenture, as amended by supplemental indentures, collectively as the “Indenture”. These senior notes are subject to certain financial covenants. The Convertible Notes, although issued under the Indenture, are not subject to financial covenants.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On October 1, 2009, at the completion of a consent solicitation with regard to the senior notes, other than the Convertible Notes, we and the trustee under the Indenture entered into a Ninth Supplemental Indenture (the “Ninth Supplemental Indenture”) giving effect to the Indenture amendments described in the solicitation statement dated September 21, 2009. The Ninth Supplemental Indenture became operative upon payment of a consent fee. The Indenture amendments are binding on all holders of the senior notes, other than the Convertible Notes, including non-consenting holders. The amended covenants, defined terms and thresholds for certain events of default, as included in the Ninth Supplemental Indenture, are consistent with the Eighth Supplemental Indenture, which was entered into with the trustee in August 2009 in connection with the issuance of $350.0 million of senior notes. Therefore, as of October 1, 2009, all senior notes, other than the Convertible Notes, issued under the Indenture are now subject to one consistent set of financial covenants, defined terms and thresholds for certain events of default.

In consideration for the consents from the record holders of the solicited notes to the proposed amendments, in October 2009, we paid to each record holder $2.50 for each $1,000 in principal amount of solicited notes as to which we had received a valid (and unrevoked) consent on or prior to the consent solicitation expiration date from such record holder. These costs were deferred and will be amortized into interest expense over the remaining life of the notes. In addition, we recognized $14.5 million in fees and expenses related to the consent solicitation that are included in General and Administrative Expenses in our Consolidated Statements of Operations.

As of December 31, 2009, we were in compliance with all of our debt covenants.

Long-Term Debt Maturities

Principal payments due on our debt, excluding the Global Line, during each of the years in the five-year period ending December 31, 2014 and thereafter are as follows (in thousands):

2010 (1)	$232,854
2011 (1)	188,441
2012 (2)	1,569,352
2013 (2) (3)	1,497,740
2014	513,653
Thereafter	3,417,667

Total principal due	7,419,707
Discount, net	(178,520)

Total carrying value	$7,241,187

(1)	We expect to repay the amounts maturing in 2010 and 2011 with borrowings under our Global Line or with proceeds from the issuance of debt or equity securities, depending on market conditions.

(2)	The maturities in 2012 and 2013 include the aggregate principal amounts of the convertible notes of $1,103.7 million and $1,162.8 million, respectively, based on the year in which the holders first have the right to require us to repurchase their notes.

(3)	The convertible notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense

Interest expense included the following components (in thousands):

	Years Ended December 31,
	2009	2008	2007

Gross interest expense	$382,899	$477,933	$487,410
Amortization of discount, net	67,542	63,676	15,952
Amortization of deferred loan costs	17,069	12,238	10,362

	467,510	553,847	513,724
Capitalized amounts	(94,205)	(168,782)	(123,880)

Net interest expense	$373,305	$385,065	$389,844

The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2009, 2008 and 2007 was $290.2 million, $339.5 million and $356.8 million, respectively.

10.	Noncontrolling Interests:

We have reported noncontrolling interests related to two real estate partnerships in North America and other entities we consolidate but do not wholly own. The real estate partnerships have limited partnership units, held by noncontrolling interest holders, that are convertible into our common shares generally at a rate of one common share to one unit. Information at December 31 is as follows (dollars in thousands):

	2009		2008
		Noncontrolling		Noncontrolling
Type of Entity	Balance	Interests	Balance	Interests

North America limited partnerships (1)(2)(3)(4)	$12,608	3-7%	$14,396	4-7%
North America — joint ventures	611	1-25%	676	1-25%
Europe joint venture	6,743	50%	4,806	50%

	$19,962		$19,878

(1)	At December 31, 2009 and 2008, an aggregate of 810,163 and 1,233,566 limited partnership units, respectively, held by noncontrolling interest holders are convertible into an equal number of common shares. The majority of the outstanding limited partnership units are entitled to receive cumulative preferential quarterly cash distributions equal to the quarterly distributions paid on our common shares.

(2)	Certain properties owned by one of these partnerships cannot be sold, other than in tax-deferred exchanges, prior to the occurrence of certain events and without the consent of the limited partners. The partnership agreement provides that a minimum level of debt must be maintained within the partnership, which can include intercompany debt to us.

(3)	In 2009 and 2008, outstanding limited partnership units of 413,500 and 3,911,923, respectively, were converted into an equal number of common shares.

(4)	In 2009, outstanding limited partnership units of 9,903 were converted to cash in exchange for the sale of the property that was in the partnership.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  ProLogis Shareholders’ Equity:

Shares Authorized

On February 27, 2009, the Board of Trustees (the “Board”) approved Articles of Amendment (the “Amendment”) to our Amended and Restated Declaration of Trust. The Amendment increased the total number of shares of beneficial interest that we have the authority to issue from 375 million to 750 million shares, including an increase in the number of common shares from 363 million to 738 million shares. The Board may, without shareholder approval, increase the number of authorized shares and may classify or reclassify any unissued shares of our stock from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Shares

On April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share (“Equity Offering”). We received net proceeds of $1.1 billion that were used to repay borrowings under our credit facilities.

In February 2007, we issued 4.8 million common shares in connection with the Parkridge acquisition (see Note 5).

We sell and/or issue common shares under various common share plans, including share-based compensation plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allows holders of common shares to automatically reinvest distributions and certain holders and persons who are not holders of common shares to purchase a limited number of additional common shares by making optional cash payments, without payment of any brokerage commission or service charge. Common shares that are acquired under the 1999 Dividend Reinvestment Plan through reinvestment of distributions are acquired at a price we determine ranging from 98% to 100% of the market price of such common shares.

•	Controlled Offering Program: Currently allows us to sell up to 40 million common shares through one designated agent who earns a fee up to 2% of the gross proceeds, as agreed on a transaction-by-transaction basis. In 2009, we issued 29.8 million shares, resulting in 10.2 million shares available for future issuance.

•	The Incentive Plan and Outside Trustees Plan: Certain of our employees and outside trustees participate in share-based compensation plans that provide compensation, generally in the form of common shares. See Note 12 for additional information on these plans.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees may purchase common shares, through payroll deductions only, at a discounted price of 85% of the market price of the common shares. The aggregate fair value of common shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of common shares that may be issued under the Employee Share Plan may not exceed 5.0 million common shares. As of December 31, 2009, we have 4.5 million shares available under this plan.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the plans discussed above, we issued shares and received gross proceeds as follows (in thousands):

	2009		2008		2007
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds

1999 Dividend Reinvestment Plan	224	$1,901	335	$4,376	66	$4,145
Controlled Offering Program	29,757	331,942	3,367	196,381	—	—
Incentive Plan and Outside Trustees Plan	1,767	2,192	1,603	19,455	1,781	40,570
Employee Share Plan	195	1,362	76	1,950	44	2,140

Total	31,943	$337,397	5,381	$222,162	1,891	$46,855

Limited partnership units were redeemed into 0.4 million common shares in 2009, 3.9 million common shares in 2008, and 128,000 common shares in 2007 (see Note 10).

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

Preferred Shares

At December 31, 2009, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares”, and “Series G Preferred Shares”). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of our other capital shares, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with the other series of preferred shares.

Our preferred shares outstanding at December 31, 2009 are summarized as follows:

		Dividend
		Equivalent Based	Optional
	Dividend	on Liquidation	Redemption
	Rate	Preference	Date

Series C Preferred Shares	8.54%	$4.27 per share	11/13/26
Series F Preferred Shares	6.75%	$1.69 per share	(a)
Series G Preferred Shares	6.75%	$1.69 per share	(a)

(a)	These shares are currently redeemable at our option.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Distributions and Dividends

The following summarizes the taxability of our common share distributions and preferred share dividends (taxability for 2009 is estimated):

	Years Ended December 31,
	2009	2008	2007

Per common share:
Ordinary income	$0.58	$1.01	$0.89
Qualified dividend	0.09	0.01	—
Capital gains	0.03	1.05	0.64
Return of capital	—	—	0.31

Total distribution	$0.70	$2.07	$1.84

Per preferred share — Series C:
Ordinary income	$3.56	$2.07	$2.47
Qualified dividend	0.54	0.03	—
Capital gains	0.17	2.17	1.80

Total dividend	$4.27	$4.27	$4.27

Per preferred share — Series F:
Ordinary income	$1.41	$0.82	$0.98
Qualified dividend	0.21	0.01	—
Capital gains	0.07	0.86	0.71

Total dividend	$1.69	$1.69	$1.69

Per preferred share — Series G:
Ordinary income	$1.41	$0.82	$0.98
Qualified dividend	0.21	0.01	—
Capital gains	0.07	0.86	0.71

Total dividend	$1.69	$1.69	$1.69

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our 2009 dividend was $0.25 for the first quarter and $0.15 for each of the second, third and fourth quarters. The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board during the year. A cash distribution of $0.15 per common share for the first quarter of 2010 was declared on February 1, 2010. This distribution will be paid on February 26, 2010 to holders of common shares on February 12, 2010.

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

Our tax return for the year ended December 31, 2009 has not been filed. The taxability information presented for our distributions and dividends paid in 2009 is based upon management’s estimate. Our tax returns for previous tax years have not been examined by the Internal Revenue Service (“IRS”) other than those discussed in Note 15. Consequently, the taxability of distributions and dividends is subject to change.

12.  Long-Term Compensation:

The 2006 long-term incentive plan together with our 1997 long-term incentive plan and outside trustees plan (the “Incentive Plan”) have been approved by our shareholders and provides for grants of share options, stock appreciation rights (“SARs”), full value awards and cash incentive awards to employees and other persons providing services to us and our subsidiaries, including outside trustees. No more than 28,560,000 common shares in the aggregate may be awarded under the Incentive Plan. In any one calendar-year period, no participant shall be granted: (i) more than 500,000 share options and SARs; (ii) more than 200,000 full value performance based awards; or (iii) more than $10,000,000 in cash incentive awards. Common shares may be awarded under the Incentive Plan until it is terminated by the Board. At December 31, 2009, 3.7 million common shares were available for future issuance under the Incentive Plan.

Share Options

We have granted various share options to our employees and trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before 2001 earn dividend equivalent units (“DEUs”) on December 31st of each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. At December 31, 2009, there were 491,169 share options with a weighted average exercise price and remaining life of $24.12 and 0.7 years, respectively, that will earn DEUs in the future. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to outside trustees generally vest immediately. There were no share options granted in 2009.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share options outstanding at December 31, 2009 were as follows:

				Weighted Average
	Number of		Expiration	Remaining Life
	Options	Exercise Price	Date	(in years)

Outside trustees	85,000	$20.75 - $43.80	2010-2015	3.2
Incentive Plan:
2000 grants	476,169	$21.75 - $24.25	2010	0.7
2001 grants	276,142	$20.67 - $22.02	2011	1.7
2002 grants	523,841	$22.98 - $24.76	2012	2.7
2003 grants	666,842	$30.00 - $31.26	2013	3.6
2004 grants	1,143,805	$29.41 - $41.50	2014	4.3
2005 grants	663,155	$40.86 - $45.46	2015	5.8
2006 grants	491,105	$54.51 - $59.92	2016	6.8
2007 grants	573,748	$60.60 - $64.82	2017	7.8
2008 grants	1,138,893	$6.87 - $61.75	2018	8.9

Total	6,038,700			5.2

The activity for the year ended December 31, 2009, with respect to our share options, is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
		Average		Average	Average
	Number of	Exercise	Number of	Exercise	Life
	Options	Price	Options	Price	(in years)

Balance at January 1, 2009	7,779,747	$31.76
Exercised	(237,500)	6.87
Forfeited	(1,503,547)	33.73

Balance at December 31, 2009	6,038,700	$32.25	4,740,748	$34.77	4.3

We recognize the value of the share options granted as compensation expense over the applicable vesting period using the grant-date fair value. The weighted-average grant-date fair value of options granted during 2008 and 2007 was $2.38 and $11.42, respectively. Total remaining compensation cost related to unvested share options as of December 31, 2009 was $5.5 million, prior to adjustments for forfeited awards and capitalized amounts due to our development and leasing activities.

The activity for the year ended December 31, 2009, with respect to our non-vested share options, is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2009	2,253,029	$5.04
Vested	(757,329)	3.67
Forfeited	(197,748)	10.51

Balance at December 31, 2009	1,297,952	$5.01

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Full Value Awards

Restricted Share Units

Restricted share units (“RSUs”) are granted to certain employees at a rate of one common share per RSU. The RSUs are valued on the grant date based upon the market price of a common share on that date. We recognize the value of the RSUs granted as compensation expense over the applicable vesting period, which is generally four or five years. The RSUs do not carry voting rights during the vesting period, but do generally earn DEUs that vest according to the underlying RSU. The weighted-average fair value of RSUs granted during the years 2009, 2008 and 2007 was $6.52, $10.51 and $63.25, respectively. In addition, annually we issue fully vested deferred share units to our outside trustees, which are expensed at the time of grant and earn DEUs.

Contingent Performance Shares

Certain employees are granted contingent performance shares (“CPSs”). There were grants of CPSs each year beginning in 2005 through 2008. No CPSs were granted in 2009. The CPSs are earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. These CPSs generally vest over a three-year period. The amount of CPSs to be issued will be based on our ranking at the end of the three-year period, and may range from zero to twice the targeted award, or a maximum of 394,000 shares at December 31, 2009. For purposes of calculating compensation expense, we consider the CPSs to have a market condition and, therefore, we have estimated the grant date fair value of the CPSs using a pricing valuation model. We recognize the value of the CPSs granted as compensation expense utilizing the grant date fair value and the target shares over the vesting period. The amount of compensation expense is not adjusted based on the CPSs paid out at the end of the vesting period, but is adjusted for forfeited awards. The CPSs issued in 2008 were all to our former Chief Executive Officer, had different terms in connection with his employment agreement and were forfeited when he resigned in November 2008.

Performance Share Awards

Certain employees were granted Performance Share Awards (“PSAs”) that are earned based on individual and company performance criteria. The PSAs are valued based upon the market price of a common share on grant date. We recognize the value of the PSAs granted as compensation expense over the vesting period.

PSAs were granted through 2005 that had a two year vesting period. In 2009, we granted 829,571 PSAs to certain employees that vest over three years. The ultimate number of shares to be issued varied from 50% — 150% of the original award based on the attainment of certain individual and company goals for 2009. At the end of 2009, 190,313 shares were earned.

These awards carry no voting rights during the vesting period, but do earn DEUs that are vested at the end of the vesting period of the underlying award. The weighted-average fair value of PSAs and CPSs granted during the years 2009, 2008 and 2007 was $6.93, $22.72, and $71.48, respectively.

Dividend Equivalent Units

RSUs, CPSs, PSAs and certain share options granted through 2000 earn DEUs in the form of common shares at a rate of one common share per DEU. Beginning in 2010, RSUs will earn quarterly cash dividends, rather than DEUs. We treat the DEUs as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.

Summary of Activity of RSUs, CPSs and PSAs

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Activity with respect to our RSUs, CPSs and PSAs is as follows:

	Shares Outstanding
	Number of	Weighted Average	Number of
	Shares	Original Value	Vested Shares

Balance at January 1, 2009	3,381,009	$34.13	844,602

Granted	2,020,083	6.73
Distributed	(1,619,530)	25.22
Forfeited	(379,778)	48.72

Balance at December 31, 2009	3,401,784	$20.47	143,268

Total remaining compensation cost related to unvested RSUs, CPSs and PSAs as of December 31, 2009 was $30.8 million, prior to adjustments for forfeited awards and capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2013, which equates to a weighted average period of 1.6 years.

The activity for the year ended December 31, 2009, with respect to our non-vested RSUs, CPSs and PSAs is presented below:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value

Balance at January 1, 2009	2,536,407	$32.96
Granted	2,020,083	6.73
Vested	(918,196)	13.79
Forfeited	(379,778)	48.72

Balance at December 31, 2009	3,258,516	$20.26

Compensation Expense

During the years ended December 31, 2009, 2008 and 2007, we recognized $17.2 million, $28.3 million and $23.9 million, respectively, of compensation expense including awards granted to our outside trustees and net of forfeited awards. These amounts include expense reported as General and Administrative Expenses, RIF charges and Discontinued Operations and are net of $5.8 million, $12.1 million and $10.8 million, respectively, that was capitalized due to our development and leasing activities.

We calculated the fair value of the share options granted in each of the following years (no share options were granted in 2009) using a Black-Scholes pricing model and the following weighted average assumptions:

	Years Ended December 31,
	2008	2007

Risk-free interest rate	2.56%	3.78%
Dividend yield	1.92%	3.44%
Volatility	40.35%	23.43%
Weighted average option life	5.8 years	5.8 years

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

Other Plans

We have a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions in common shares of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). A total of 190,000 common shares have been authorized for issuance under the 401(k) Plan. The vesting of contributed common shares is based on the employee’s years of service, with 20% vesting each year of service, over a five-year period. Through December 31, 2009, no common shares have been issued under the 401(k) Plan. All of our matching contributions have been made with common shares purchased by us in the open market.

We have a nonqualified savings plan to provide benefits for certain employees. The purpose of this plan is to allow highly compensated employees the opportunity to defer the receipt and income taxation of a certain portion of their compensation in excess of the amount permitted under the 401(k) Plan. We match the lesser of (a) 50% of the sum of deferrals under both the 401(k) Plan and this plan, and (b) 3% of total compensation up to certain levels. The matching contributions vest in the same manner as the 401(k) Plan. On a combined basis for both plans, our contributions under the matching provisions were $1.1 million, $1.4 million and $1.1 million for 2009, 2008 and 2007, respectively.

13.  Reduction in Workforce:

During the fourth quarter of 2008, in response to the difficult economic climate, we initiated General and Administrative expense reductions with a near-term target of a 20% to 25% reduction in gross expense. These initiatives included a reduction in workforce (“RIF”) plan that had a total cost of $11.7 million and $26.4 million in the years ended December 31, 2009 and 2008, respectively, including $3.3 million for China that is presented as discontinued operations in our Consolidated Statements of Operations.

14.	Impairment Charges:

Impairment of Real Estate Properties

During 2009, 2008 and 2007 we recognized impairment charges related to certain of our real estate properties as outlined below (in thousands):

	Years Ended December 31,
	2009	2008	2007

Land	$136,996	$194,137	$—
Industrial properties — core	—	—	12,600
Industrial properties — properties under development	—	19,814	—
Industrial properties — completed properties	126,205	15,026	—
Retail and mixed use properties	46,137	—	—
Ground leases and other	17,630	—	—
Other real estate investments	4,624	45,728	—

Total	$331,592	$274,705	$12,600

The impairment charges related to real estate properties that we recognized during 2009 and 2008 were based primarily on valuations of real estate, which had declined due to market conditions, that we no longer expected

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to hold for long term investment. Included in the 2009 impairment charges is $9.2 million that should have been recorded in 2008. This amount, along with an additional $3.0 million of deferred tax expense, was recorded in 2009 and relates to a revision of our estimated deferred income tax liabilities associated with our international operations. In order to generate liquidity, we have contributed, or intend to contribute, certain industrial properties to property funds (primarily in Europe) and sold or intend to sell certain land parcels or completed properties to third parties. In 2007, the impairment charge related to a portfolio of buildings we had decided to sell.

These impairment charges represent the difference between the estimated proceeds from disposition and our cost basis at the time of contribution/sale and were due to our intent to contribute or sell these properties at the time of the impairment charge. We estimated the proceeds from contribution of these properties based on the future net rental income of the property and the expected market capitalization rates or on third party appraisals. In the case of properties to be contributed to PEPF II, we further adjusted the capitalization rates based on our contribution agreement with PEPF II.

The estimate of proceeds from disposition is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business and represents primarily Level 3 input, as discussed in our summary of significant accounting policies. However, assumptions and estimates about future rental income, market capitalization rates and the timing of the contribution/sale are complex and subjective. Changes in economic and operating conditions and the ultimate investment intent that may occur in the future could impact these assumptions and result in additional impairment charges of these or other real estate properties.

Impairment of Goodwill and Other Assets

During the years ended December 31, 2009 and 2008, we recognized impairment charges related to goodwill, investments in and advances to unconsolidated investees and other assets as outlined below (in thousands):

	2009	2008

Goodwill	$—	$175,419
Investment in and advances to unconsolidated investees	143,640	113,724
Notes Receivable	—	17,893
Other Assets	20,004	13,600

Total	$163,644	$320,636

We performed our annual impairment review of the goodwill allocated to the direct owned segments in North America and Europe, and the investment management segment in Europe during the fourth quarter of 2009 and no impairment was indicated.

During the fourth quarter of 2008, we changed our business strategy in response to the deterioration in the global economy to no longer focus on CDFS business activities. As a result, the investment and development activities previously included in the CDFS business segment were transferred, along with the related assets, to the direct owned and investment management segments (Europe reporting unit). The related goodwill was transferred to the respective segments based on the relative fair value of the assets transferred. Due to the economic conditions, including the significant decrease in our common stock price and the decline in fair value of certain of our real estate properties, specifically investments in land in the United Kingdom, we performed an additional review of goodwill as of December 31, 2008. In connection with this review, we recognized an impairment charge of $175.4 million relating to the goodwill allocated to the direct owned segment in the Europe reporting unit. This goodwill related to an acquisition made in 2007.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2009 and 2008, we recorded impairment charges on certain of our investments in and advances to unconsolidated investees, notes receivable and other assets as we did not believe these amounts to be recoverable based on the prevent value of the estimated future cash flows associated with these assets. See Note 6 for discussion relating to the impairment of our investment in and advances to two property funds and an entity that develops retail and mixed use properties in Europe.

15.	Income Taxes:

Components of Earnings (Loss) before Income Taxes

Components of earnings (loss) before income taxes for the years ended December 31, are as follows (in thousands):

	2009	2008	2007

Domestic	$(224,032)	$(39,724)	$214,845
International	(35,006)	(174,545)	780,718

Total	$(259,038)	$(214,269)	$995,563

Summary of Current and Deferred Income Taxes

Components of the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2009	2008	2007

Current income tax expense
Federal	$13,586	$30,020	$28,264
Non-U.S.	14,610	32,283	35,423
State and local	1,066	1,138	2,652

Total Current	29,262	63,441	66,339

Deferred income tax expense(benefit)
Federal	(22,529)	9,637	(16,197)
Non-U.S.	(758)	(5,067)	16,713

Total Deferred	(23,287)	4,570	516

Total income tax expense	$5,975	$68,011	$66,855

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our TRSs, state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our income tax liabilities. For the year ended December 31, 2009, we recognized a $3.7 million benefit due to the release of accruals for interest and penalties associated with our uncertain tax positions. For the years ended December 31, 2008 and 2007, we recognized expenses of $37.7 million and $22.0 million related to interest and penalties on our uncertain tax positions. During the years ended December 31, 2009, 2008 and 2007, cash paid for income taxes was $234.6 million, $67.3 million and $35.9 million, respectively.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income Taxes

Deferred income tax expense is generally a function of the period’s temporary differences, the utilization of tax net operating losses generated in prior years that had been previously recognized as deferred income tax assets and deferred income tax liabilities related to indemnification agreements for contributions to certain property funds.

For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible assets at the date of acquisition. If taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, was reflected as an adjustment to goodwill through December 31, 2008. During the year ended December 31, 2008, we decreased deferred tax liabilities and goodwill by $8.8 million. Due to the issuance of a new accounting standard, beginning in 2009, any increases or decreases related to tax uncertainties will be reflected in earnings.

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2009	2008

Deferred income tax assets:
Net operating loss carryforwards(1)	$107,236	$57,387
Basis difference — real estate properties	67,090	6,378
Basis difference — equity investees	9,994	5,838
Alternative minimum tax credit carryforward	1,050	921
Other — temporary differences	11,790	8,916

Total deferred income tax assets	197,160	79,440
Valuation allowance	(141,068)	(39,612)

Net deferred income tax assets	56,092	39,828

Deferred income tax liabilities:
Basis difference — real estate properties	49,860	5,009
Built-in gains — real estate properties	22,666	23,279
Basis difference — equity investees	5,606	11,210
Built-in gains — equity investees	24,741	24,741
Indemnification liabilities	37,903	38,412
Other — temporary differences	21,748	20,105

Total deferred income tax liabilities	162,524	122,756

Net deferred income tax liabilities	$106,432	$82,928

(1)	At December 31, 2009, we had net operating loss (“NOL”) carryforwards as follows:

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	U.S.	Europe	Mexico

Gross NOL carryforward	$53.4	$220.9	$152.8
Tax-effected NOL	19.5	$44.1	43.6
Valuation allowance	—	(44.1)	(43.6)

Net deferred tax asset-NOL carryforward	$19.5	$—	$—

Expiration periods	2022 — 2029	2014 — indefinite	2010 — 2018

The deferred tax asset valuation allowance is adequate to reduce the total deferred tax asset to an amount that will “more-likely-than-not” be realized.

Liability for Unrecognized Tax Benefits

For 2009, 2008 and 2007, we believe we and our consolidated REIT subsidiary have complied with the REIT requirements of the Code. The statute of limitations for our tax returns is generally three years, with our major tax jurisdictions being the United States, Japan, Mexico, Poland, Luxembourg and the United Kingdom. As such, our tax returns that remain subject to examination would be primarily from 2006 and thereafter, except for Catellus, a subsidiary we acquired in 2005.

Certain 1999 through 2005 federal and state income tax returns of Catellus have been under audit by the IRS and various state taxing authorities. In November 2008, we agreed to enter into a closing agreement with the IRS for the settlement of the 1999 through 2002 audits. As a result, in 2008, we increased our unrecognized tax liability by $85.4 million, including interest and penalties. As this liability was an income tax uncertainty related to an acquired company, we increased goodwill by $66.6 million related to the liability that existed at the acquisition date. The remaining amount was included in current income tax expense in 2008. We made cash payments of $226.6 million in 2009 in connection with this closing agreement and settlement of certain state tax audits. Certain federal income tax returns for Catellus for 2003 through 2005 are still under audit by the IRS.

The liability for unrecognized tax benefits principally consists of estimated federal and state income tax liabilities associated with acquired companies and includes accrued interest and penalties of $34.4 million and $114.4 million at December 31, 2009 and 2008, respectively. A reconciliation of the liability for unrecognized tax benefits is as follows (in thousands):

	2009	2008

Balance at January 1,	$284,698	$192,438
Additions based on tax positions related to the current year	7,207	4,785
Additions for tax positions of prior years	15,746	143,045
Reductions for tax positions of prior years	(6,886)	(49,168)
Settlements on tax positions of prior years	(226,601)	—
Reductions due to lapse of applicable statute of limitations	(8,994)	(6,402)

Balance at December 31,	$65,170	$284,698

Indemnification Agreements

We have indemnification agreements related to most property funds operating outside of the United States for the contribution of certain properties. We enter into agreements whereby we indemnify the funds, or our fund partners, for taxes that may be assessed with respect to certain properties we contribute to these funds. Our

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In 2007, we recognized a deferred tax benefit of $6.3 million for the reversal of the obligation related to ProLogis North American Properties Fund V.

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related property fund or disposition of any properties by the property fund. Two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements, which we have estimated as $37.9 million and $38.4 million at December 31, 2009 and 2008, respectively. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

16.	Earnings Per Common Share:

We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,
	2009 (1)	2008 (1)	2007

Net earnings (loss) attributable to common shares	$(2,650)	$(479,226)	$1,027,635
Noncontrolling interests attributable to convertible limited partnership units (2)	—	—	4,814

Adjusted net earnings (loss) attributable to common shares	$(2,650)	$(479,226)	$1,032,449

Weighted average common shares outstanding — Basic	403,149	262,729	256,873
Incremental weighted average effect of conversion of limited partnership units	—	—	5,078
Incremental weighted average effect of share awards (3)	—	—	5,275

Weighted average common shares outstanding — Diluted	403,149	262,729	267,226

Net earnings (loss) per share attributable to common shares — Basic	$(0.01)	$(1.82)	$4.00

Net earnings (loss) per share attributable to common shares — Diluted	$(0.01)	$(1.82)	$3.86

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted shares are the same.

(2)	Includes the noncontrolling interest related to the convertible limited partnership units, which are included in incremental shares. If the impact of the conversion of limited partnership units is anti-dilutive, the income and shares are not included in the per share calculation.

(3)	Total weighted average potentially dilutive share awards outstanding for 2007 (in thousands) were 10,098 and the majority were dilutive.

17.	Related Party Transactions:

In September 2009, Irving F. Lyons, III, trustee and former Chief Investment Officer and Trustee converted limited partnership units, in the limited partnerships in which we own a majority interest and consolidate, into 410,000 of our common shares. As of December 31, 2009, Mr. Lyons owns 226,613 of the outstanding partnership units. On June 8, 2007, Jeffrey H. Schwartz, our former Chief Executive Officer, also converted similar limited partnership units into 128,000 of our common shares. See Note 10 for more information regarding these limited partnerships in North America.

Also see Note 6 for a discussion of transactions between us and the property funds.

18.	Financial Instruments and Fair Value Measurements:

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We typically designate our interest rate swap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets, and reclassified into the line item, Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.

There was no ineffectiveness recorded during the years ended December 31, 2009 and 2008. The amount reclassified to interest expense for the years ended December 31, 2009 and 2008 is not considered material.

We generally do not designate the following derivative contracts as hedges:

•	Foreign currency forwards — we may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations. For contracts associated with intercompany loans, the impact on

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans. We had no outstanding foreign currency forwards at December 31, 2009.

•	Foreign currency put options — we may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. These contracts are marked-to-market through earnings in Foreign Currency Exchange Gains (Losses), Net, as they do not qualify for hedge accounting treatment. We had no outstanding foreign currency put options at December 31, 2009.

The following table summarizes the activity in our derivative contracts for the years ended December 31, 2009, 2008 and 2007 (in millions):

	Foreign Currency	Foreign Currency	Interest
	Put Options (1)	Forwards (2)	Rate Swaps (3)

Notional amounts at January 1, 2007	$54.7	$661.0	$—
New contracts	—	2,637.2	959.2
Matured or expired contracts	(54.7)	(2,937.5)	(959.2)

Notional amounts at December 31, 2007	—	360.7	—
New contracts	—	—	250.0
Matured or expired contracts	—	(360.7)	(250.0)

Notional amounts at December 31, 2008	—	—	—
New contracts	—	351.7	157.7
Matured or expired contracts	—	(351.7)	—

Notional amounts at December 31, 2009	$—	$—	$157.7

(1)	The foreign currency put option contracts are paid in full at execution and are related to our operations in Europe and Japan. The put option contracts provide us with the option to exchange euros, pounds sterling and yen for U.S. dollars at a fixed exchange rate such that, if the euro, British pound sterling or yen were to depreciate against the U.S. dollar to predetermined levels as set by the contracts, we could exercise our options and mitigate our foreign currency exchange losses. We did not recognize any expense in 2009, 2008 or 2007.

(2)	Certain of the foreign currency forward contracts outstanding in 2008 and 2007 were designed to manage the foreign currency fluctuations of intercompany loans and allowed us to sell British pounds sterling and euros at a fixed exchange rate to the U.S. dollar. We had no forward contracts related to intercompany loans outstanding at December 31, 2009. We recognized net losses of $5.7 million, $3.1 million and $95.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, related to these contracts.

During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations.

During the second quarter of 2007, we purchased several foreign currency forward contracts to manage the foreign currency fluctuations of the purchase price of MPR (see Note 6). These contracts allowed us to buy Australian dollars at a fixed exchange rate to the U.S. dollar. Derivative instruments used to manage the foreign currency fluctuations of an anticipated business combination do not qualify for hedge accounting treatment and are included in earnings. The contracts settled in July 2007 in connection with

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the completed acquisition and resulted in the recognition of a net gain of $26.6 million in Foreign Currency Exchange Gains (Losses), Net for the year ended December 31, 2007.

(3)	During 2009, 2008 and 2007, we entered into several contracts with total notional amounts of $157.7 million, $250.0 million, and $959.2 million, respectively, associated with anticipated debt issuances.

•	In 2009, we entered into two interest rate swap contracts to fix the interest rate on our variable rate TMK bonds (¥4.3 billion and ¥10.0 billion, respectively) that mature in June 2012 and December 2012, respectively. We designated the contracts as cash flow hedges and they qualify for hedge accounting treatment. We have recorded a liability of $0.9 million in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets at December 31, 2009.

•	During 2008, in connection with the issuance of senior notes and convertible senior notes, we entered into contracts that qualified as cash flow hedges and recognized a decrease in value of $3.3 million, associated with the unwinding of these contracts, in Accumulated Other Comprehensive Income (Loss) and began amortizing as an increase to interest expense as interest payments are made on the related notes.

•	In 2007, we entered into contracts with notional amounts of $188.0 million and $271.2 million and which represented our share of future debt issuances by ProLogis North American Industrial Fund III, ProLogis North American Industrial Fund II respectively. These contracts were transferred into the funds at formation, at which time the contracts qualified for hedge accounting treatment by the funds. We also entered into contracts with an aggregate notional amount of $500.0 million associated with a future debt issuance. All of these contracts qualified for hedge accounting treatment and allowed us to fix a portion of the interest rate associated with the anticipated issuance of senior notes. In connection with the issuance of the convertible notes, we unwound these contracts, recognized a decrease in value of $1.4 million in Accumulated Other Comprehensive Income (Loss) and began amortizing as an increase to interest expense as interest payments are made on the senior notes.

Fair Value Measurements

Fair Value Measurements on a Recurring Basis

At December 31, 2009 and 2008, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Fair Value Measurements on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate assets and investments in and advances to unconsolidated investees that were subject to impairment charges to write them down to their estimated fair values during 2009 due to changes in market conditions and/or our intent with regard to these assets. See Notes 6 and 14 for additional information related to inputs and valuation techniques used to measure these impairments. The table below aggregates the fair values of these assets at December 31, 2009 by the levels in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total

Real estate assets	$—	$—	$409,944	$409,944
Investments in and advances to other unconsolidated investees	$—	$—	$45,000	$45,000

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2009 and 2008, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable, and accounts payable and accrued expenses were

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At December 31, 2009 and 2008, we estimated the fair value of our senior and other notes and convertible notes, based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available. We estimated the fair value of our credit facilities by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3). We estimated the fair value of our secured mortgage debt and assessment bonds that does not have current quoted market prices available by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2009 and 2008, as compared with those in effect when the debt was issued or acquired. In addition, based on debt market conditions as of December 31, 2008, many of our public debt issuances were trading at a significant discount to par value. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at the lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	December 31,
	2009		2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Debt:
Global Line and Credit Facility	$736,591	$716,993	$3,218,283	$3,175,128
Senior and other notes	4,047,905	3,981,971	3,995,410	2,284,892
Convertible senior notes	2,078,441	2,058,507	2,590,133	1,289,163
Secured mortgage debt	1,090,126	1,094,526	877,916	837,727
Assessment bonds	24,715	24,197	29,626	32,903

Total debt	$7,977,778	$7,876,194	$10,711,368	$7,619,813

19.	Commitments and Contingencies:

Environmental Matters

A majority of the properties we acquire, including land, are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs. We adjust the liabilities as appropriate when additional information becomes available. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects, to guarantee certain tax obligations and the construction of certain real property improvements and infrastructure, such as grading, sewers and streets. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the payment of the taxes due or the completion of the improvements and

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

infrastructure. As of December 31, 2009, we had approximately $71.6 million outstanding under such arrangements.

At December 31, 2009, we had made debt guarantees to certain of our unconsolidated investees that, based on the investee’s outstanding balance, totaled $1.3 million. None of these guarantees were provided to the unconsolidated property funds. See Note 6 for further discussion related to the property funds.

We may be required to make additional capital contributions to certain of our unconsolidated investees, representing our proportionate ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 6.

From time to time we enter into Special Limited Contribution Agreements (“SLCA”) in connection with certain contributions of properties to certain of our property funds. Under the SLCAs, we are obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which we believe to be remote. Specifically, we would be required to make an additional capital contribution to the property fund if the property fund is in default on third-party debt, the default remains uncured, and the third-party lender does not receive a specified minimum level of repayment after pursuing all contractual and legal remedies against the property fund. To the extent that a third-party lender receives repayment of principal and to the extent that the property fund liquidates its assets to satisfy any remaining repayment deficit, our obligations under the SLCA are reduced on a dollar-for-dollar basis. Our potential obligations under the respective SLCAs, as a percentage of the fair value of the real estate assets in the property funds, range from 5% to 37%. Given the respective year-end capital structures of the various funds impacted by SLCAs and structural provisions within the SLCAs, we estimate that the minimum level of fund devaluation required to trigger an SLCA liability ranges between 79% and 27% of fund value. We believe that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is generally remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. The potential obligations under the SLCAs aggregated $348.9 million and $352.6 million at December 31, 2009 and December 31, 2008, respectively. The combined value of the assets in the property funds that are subject to the provisions of the SLCAs was approximately $4.0 billion at December 31, 2009. Based on our assessment of the probability and range of loss, we have estimated the fair value and recognized a liability of $1.3 million related to our potential obligations at December 31, 2009.

As of December 31, 2009, $9.1 million of Community Facility District bonds were outstanding that were originally issued to finance public infrastructure improvements at one of our development projects. We are required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project are insufficient. As of December 31, 2009, we have not been required to, nor do we expect to be required to, satisfy any shortfall in annual debt service obligation for these bonds other than through our payment of normal project and special district taxes.

Settlement Costs

Included within Other Income (Expense) in our Consolidated Statements of Operations for the year ended December 31, 2009 are settlement costs of $13.0 million related to an obligation we assumed in the 2005 acquisition of Catellus.

20.	Business Segments:

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

segments. We now intend to principally hold the properties we had previously planned to contribute, and, therefore, we have transferred these assets to our direct owned segment. The investments we have in joint ventures have been transferred to our investment management segment. Our current segments are as follows:

•	Direct Owned — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development. Beginning in 2009, we also include the land we own and lease to customers under ground leases that was previously included in our other operating segments. Therefore, we have reclassified 2008 amounts to conform to the 2009 presentation.

•	Investment Management — representing the long-term investment management of property funds and industrial and retail joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any. We utilize our leasing and property management expertise to efficiently manage the properties and our unconsolidated investees, and we allocate the costs as Investment Management Expenses in this segment. Each investment in a property fund or joint venture is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom), and Asia (Japan, through July 2009, and South Korea).

In addition, throughout 2008, we operated a third segment. As discussed above, due to changes in our business strategy, we no longer have a CDFS business segment in 2009, other than as discussed below for the sale of our investments in Japan.

•	CDFS business — primarily encompassed our development of real estate properties that were subsequently contributed to a property fund in which we had an ownership interest and acted as manager, or sold to third parties. Additionally, we acquired properties with the intent to rehabilitate and/or reposition the property prior to contributing to a property fund. The proceeds and related costs of these dispositions are presented as Developed and Repositioned Properties in the Consolidated Statements of Operations. In addition, we occasionally acquired a portfolio of properties with the intent of contributing the portfolio to an existing or future property fund. The proceeds and related costs of these dispositions are presented as Acquired Property Portfolios in the Consolidated Statements of Operations. During the period between the completion of development or acquisition of a property and the date the property is contributed to a property fund or sold to a third party, the property and its associated rental income and rental expenses were included in the direct owned segment because the primary activity associated with the property during that period is leasing. Upon contribution or sale, the resulting gain or loss was included in the income of the CDFS business segment. The separate activities in this segment were considered to be individual operating segments having similar economic characteristics that are combined within the reportable segment based upon geographic location. When a property that we originally contributed to a property fund

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was sold to a third party, we recognized any gain that was deferred due to our ownership interest in the property fund at the time of contribution as CDFS proceeds. In 2009, the only activity being reported in the CDFS segment is the gain on sale of our investments in the Japan property funds as it is essentially the recognition of gains from this segment that were deferred due to our ownership interests at the time of the original contributions.

During 2009, we contributed some completed industrial properties to PEPF II and sold some land and properties to third parties. We now present the results as Net Gains on Dispositions, either in continuing operations (in the case of contributions to a property fund or sales of land) or discontinued operations. We present the operations and net gains associated with properties sold to third parties, including land subject to ground leases, or classified as held for sale as discontinued operations, which results in the restatement of prior years operating results to exclude the items presented as discontinued operations.

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our total revenues; (ii) each reportable business segment’s net operating income from external customers to our earnings before income taxes; and (iii) each reportable business segment’s assets to our total assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our revenues, earnings (loss) before income taxes and total assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Years Ended December 31,
	2009	2008	2007

Revenues (1):
Direct Owned (2):
North America	$784,559	$797,250	$836,265
Europe	63,948	108,619	124,394
Asia	51,575	33,638	35,681

Total direct owned segment	900,082	939,507	996,340

Investment management (3):
North America	53,440	68,994	65,603
Europe	82,632	(41,884)	100,164
Asia	30,038	39,331	30,184

Total investment management segment	166,110	66,441	195,951

CDFS business (4):
North America	—	1,027,563	2,862,104
Europe	—	2,614,877	1,488,645
Asia	180,237	853,025	654,663

Total CDFS business segment	180,237	4,495,465	5,005,412

Total segment revenue	1,246,429	5,501,413	6,197,703
Reconciling items (5)	(23,347)	64,570	(91,232)

Total revenues	$1,223,082	$5,565,983	$6,106,471

Net operating income:
Direct owned (6):
North America	$554,338	$558,371	$620,125
Europe	16,821	51,983	86,428
Asia	35,402	24,188	28,154

Total direct owned segment	606,561	634,542	734,707

Investment management (3)(7):
North America	29,759	44,842	51,418
Europe	66,327	(59,802)	86,116
Asia	26,608	30,640	24,469

Total investment management segment	122,694	15,680	162,003

CDFS business (8):
North America	—	121,102	242,054
Europe	—	310,765	280,539
Asia	180,237	222,879	241,102

Total CDFS business segment	180,237	654,746	763,695

Total segment net operating income	909,492	1,304,968	1,660,405
Reconciling items:
General and administrative expenses	(180,486)	(177,350)	(170,398)
Reduction in workforce	(11,745)	(23,131)	—
Impairment of real estate properties (9)	(331,592)	(274,705)	(12,600)
Depreciation and amortization expense	(315,807)	(317,315)	(286,279)
Earnings from other unconsolidated investees, net	4,712	8,796	7,794
Interest expense	(373,305)	(385,065)	(389,844)
Impairment of goodwill and other assets (10)	(163,644)	(320,636)	—
Other income (expense), net	(39,809)	16,063	31,686
Net gains on dispositions of real estate properties	35,262	11,668	146,667
Foreign currency exchange gains (losses), net	35,626	(148,281)	8,132
Gain on early extinguishment of debt	172,258	90,719	—

Total reconciling items	(1,168,530)	(1,519,237)	(664,842)

Total earnings (loss) before income taxes	$(259,038)	$(214,269)	$995,563

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2009	2008

Assets (11):
Direct owned:
North America (10)	$9,241,846	$9,326,387
Europe (10)	3,389,616	4,177,976
Asia	1,932,187	1,791,611

Total direct owned segment	14,563,649	15,295,974

Investment management (12):
North America	1,027,367	959,689
Europe (10)	956,365	803,235
Asia	52,170	381,674

Total investment management segment	2,035,902	2,144,598

Reconciling items:
Investments in and advances to other unconsolidated investees	141,107	150,681
Cash and cash equivalents	34,362	174,636
Accounts and notes receivable	1,574	2,253
Other assets	108,821	190,231
Discontinued operations — assets held for sale	—	1,310,754

Total reconciling items	285,864	1,828,555

Total assets	$16,885,415	$19,269,127

(1)	Includes revenues attributable to the United States for the years ended December 31, 2009, 2008 and 2007 of $811.1 million, $1,610.6 million and $3,489.7 million, respectively.

(2)	Includes rental income of our industrial and retail properties and land subject to ground leases, as well as development management and other income.

(3)	Includes investment management fees and incentive returns and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial and retail joint ventures along with interest earned on advances to these unconsolidated investees. In 2008, the revenues and net operating income of this segment were reduced by $108.2 million representing our proportionate share of the loss on sale/impairment recognized by one of the property funds in Europe. See Note 6 for more information.

(4)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds due to the sale of our investments in the property funds in February 2009. In 2008 and 2007, includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities and interest income on notes receivable related to asset dispositions.

(5)	Amount represents the earnings or losses recognized under the equity method from our investments in unconsolidated investees that are reflected in the revenues of the investment management segment and interest income on notes receivable related to asset dispositions that are reflected in revenues of the CDFS business segment. These items are not presented as a component of revenues in our Consolidated Statements of Operations.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)	Includes rental income less rental expenses of our distribution and retail properties and land subject to ground leases, as well as development management and other income less related expenses.

(7)	Also includes the costs we incur to manage the unconsolidated investees and the properties they own.

(8)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds due to the sale of our investment’s in the Japan property funds in February 2009. In 2008 and 2007 includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities and interest income on notes receivable related to asset dispositions, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it became likely the assets would not be acquired.

(9)	During 2009, we recognized impairment charges related to our real estate properties in our Direct Owned segment ($157.9 million in North America and $173.7 million in Europe). During 2008, we recognized impairment charges related to our real estate properties in our Direct Owned segment ($21.0 million in North America and $253.7 million in Europe). See Note 14 for more discussion of these charges.

(10)	During 2009, we recognized impairment charges of $28.5 million to write-off our investments in ProLogis North American Properties Fund IX and X. During 2009 and 2008 we recognized impairment charges of $115.1 million and $113.7 million, respectively, related to our investment in and advances to an unconsolidated investee in Europe. These impairments related to our Investment Management segment and are discussed further in Note 6.

During 2008, in connection with changes made to our business strategy, we transferred the investment and development activities previously included in the CDFS business segment, along with the related assets, to the direct owned and investment management segments (Europe reporting unit). The related goodwill was transferred to the respective segments based on the relative fair value of the assets transferred. In connection with our review of goodwill for recoverability in the fourth quarter of 2008, we recognized an impairment charge of $175.4 million related to goodwill in the direct owned segment in Europe. See Note 14 for additional information. The goodwill allocated to a segment, subsequent to impairment and reallocation, was as follows at December 31 (in thousands).

Segment/Reporting Unit	2009	2008

Direct Owned:
North America	$235,519	$235,519
Europe	130,758	127,347

Total direct owned segment	366,277	362,866

Investment management:
Europe	25,286	25,286

Total allocated	391,563	388,152
Not allocated to a segment/reporting unit	7,474	7,474

Total goodwill	$399,037	$395,626

(11)	Includes long-lived assets attributable to the United States as of December 31, 2009 and 2008 of $9.7 billion and $10.3 billion, respectively.

(12)	Represents our investments in and advances to the property funds and certain investments in industrial and retail joint ventures.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Supplemental Cash Flow Information:

Non-cash investing and financing activities for the years ended December 31, 2009, 2008 and 2007 were as follows:

•	We received $30.3 million, $455.0 million and $351.3 million of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these property funds during 2009, 2008 and 2007, respectively. In 2007, in connection with these contributions, we recorded $51.6 million in potential liabilities for future obligations we may have associated with these transactions, which have subsequently been settled or adjusted.

•	We capitalized portions of the total cost of our share-based compensation awards of $5.8 million, $12.1 million and $10.8 million to the investment basis of our real estate and other assets during the years ended December 31, 2009, 2008, and 2007, respectively.

•	We settled $1.6 million, $21.3 million and $4.4 million of noncontrolling interest liabilities with the conversion of limited partnership units into 413,500 common shares, 3.9 million common shares and 128,000 common shares in 2009, 2008 and 2007, respectively.

•	We recorded $6.7 million and $27.8 million of noncontrolling interest liabilities associated with investments made in entities that we consolidate and own less that 100% in 2008 and 2007, respectively.

•	We assumed $6.6 million and $27.3 million of debt and other liabilities in 2008 and 2007, respectively, in connection with the acquisition of properties.

•	As partial consideration for property contributions in 2008, the China property fund assumed $47.9 million in construction liabilities.

•	We recognized a $9.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of distributions in excess of earnings in connection with the adoption of the provisions of a new accounting standard.

•	In connection with the acquisition of all of the units in MPR in July 2007 (see Note 6), we assumed $828.3 million of debt and reallocated our equity investment of $47.7 million to assets acquired.

•	As a result of the conversion by Citigroup of its convertible loan into equity of ProLogis North American Industrial Fund II in August 2007, we began accounting for our investment in this property fund under the equity method of accounting. This transaction resulted in a disposition of $2.0 billion of real estate assets and $1.9 billion of associated debt in exchange for an equity investment of $219.1 million and the recognition of a gain.

See also the discussion of non-cash items related to the Parkridge acquisition in 2007 in Note 5 and the discussion of uncertain tax positions and other income tax matters in Note 15.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.	Selected Quarterly Financial Data (Unaudited):

Selected quarterly 2009 and 2008 data has been adjusted from previously disclosed amounts due to the disposal of properties in 2009 whose results of operations were reclassified to discontinued operations in our Consolidated Statements of Operations. The selected quarterly data was as follows:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2009:
Total revenues	$433,293	$259,053	$270,418	$260,318

Operating income (loss)	$221,994	$(35,162)	$24,934	$(165,711)

Earnings (loss) from continuing operations	$170,669	$39,741	$(21,810)	$(453,613)

Net earnings (loss) attributable to common shares	$178,732	$238,865	$(11,788)	$(408,459)

Net earnings (loss) per share attributable to common shares — Basic (1)	$0.67	$0.59	$(0.03)	$(0.86)

Net earnings (loss) per share attributable to common shares — Diluted (1)(2)	$0.66	$0.58	$(0.03)	$(0.86)

2008:
Total revenues	$1,625,028	$1,487,129	$985,491	$1,468,335

Operating income (loss)	$349,024	$256,222	$130,300	$(158,968)

Earnings (loss) from continuing operations	$178,782	$210,628	$29,435	$(701,125)

Net earnings (loss) attributable to common shares	$183,521	$206,332	$32,153	$(901,232)

Net earnings (loss) per share attributable to common shares — Basic (1)	$0.71	$0.79	$0.12	$(3.39)

Net earnings (loss) per share attributable to common shares — Diluted (1)(2)	$0.69	$0.76	$0.12	$(3.39)

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of diluted shares.

(2)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted loss per share is the same.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

Under date of February 26, 2010, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), included in ASC subtopic 470-20, Debt with Conversion and Other Options, as of January 1, 2009.
KPMG LLP

Denver, Colorado
February 26, 2010

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Industrial Operating Properties(d)

North American Markets:

United States:

Atlanta, Georgia

Atlanta NE Distribution Center	8	(e)	5,582	3,047	27,282	6,276	29,635	35,911	(13,212)	1996, 1997

Atlanta West Distribution Center	16	(e)	9,769	43,856	16,710	9,588	60,747	70,335	(21,965)	1994, 1996, 2005, 2006

Berkeley Lake Distribution Center	1	(e)	2,178	8,712	35	2,046	8,879	10,925	(807)	2006

Braselton Business Park	1	(e)	3,860	15,258	14	3,817	15,315	19,132	(879)	2008

Buford Distribution Center(d)	1		1,487	-	5,388	1,487	5,388	6,875	(203)	2007

Cedars Distribution Center	1		1,366	7,739	3,045	1,692	10,458	12,150	(4,034)	1999

Douglas Hill Distribution Center	4		11,599	46,825	1,202	11,677	47,949	59,626	(6,671)	2005

Greenwood Industrial Park(d)	1		3,989	-	21,743	3,989	21,743	25,732	(1,557)	2006

Horizon Distribution Center	1		2,846	11,385	173	2,846	11,558	14,404	(1,054)	2006

LaGrange Distribution Center	1		174	986	724	174	1,710	1,884	(1,072)	1994

Midland Distribution Center	1	(e)	1,919	7,679	1,446	1,919	9,125	11,044	(879)	2006

Northeast Industrial Center	3	(f)	841	4,744	2,290	782	7,093	7,875	(4,006)	1996

Northmont Industrial Center	1		566	3,209	1,169	566	4,378	4,944	(2,505)	1994

Peachtree Corners Business Center	5	(f)	1,519	7,253	2,361	1,519	9,614	11,133	(3,652)	1994, 2006

Piedmont Ct. Distribution Center	2	(f)	885	5,013	2,585	885	7,598	8,483	(4,182)	1997

Pleasantdale Industrial Center	2		541	3,184	1,353	541	4,537	5,078	(2,434)	1995

Riverside Distribution Center	3		2,533	13,336	3,403	2,556	16,716	19,272	(6,263)	1999

South Royal Atlanta Distribution Center	1		356	2,019	505	356	2,524	2,880	(570)	2002

Tradeport Distribution Center	3	(e)	1,464	4,563	7,195	1,479	11,743	13,222	(6,018)	1994, 1996

Weaver Distribution Center	2	(f)	935	5,182	2,096	935	7,278	8,213	(3,876)	1995

Westfork Industrial Center	10	(e)	2,483	14,115	3,900	2,442	18,056	20,498	(9,118)	1995

Total Atlanta, Georgia	68		56,892	208,105	104,619	57,572	312,044	369,616	(94,957)

Austin, Texas

Corridor Park Corporate Center	6		1,652	1,681	15,406	2,113	16,626	18,739	(8,459)	1995, 1996

Montopolis Distribution Center	1		580	3,384	1,675	580	5,059	5,639	(2,769)	1994

Southpark Corporate Center	2		684	-	4,996	684	4,996	5,680	(2,457)	1994

Walnut Creek Corporate Center	3		461	4,089	55	515	4,090	4,605	(2,143)	1994

Total Austin, Texas	12		3,377	9,154	22,132	3,892	30,771	34,663	(15,828)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Central Valley, California

Central Valley Distribution Center	1		2,233	13,432	506	2,233	13,938	16,171	(5,026)	1999

Central Valley Industrial Center	4	(e)	11,418	48,726	11,526	11,868	59,802	71,670	(18,210)	1999, 2002, 2005

Manteca Distribution Center	1		9,280	27,841	62	9,280	27,903	37,183	(4,010)	2005

Patterson Pass Business Center (d)	3	(f)	1,862	4,885	8,373	1,886	13,234	15,120	(3,787)	1993, 2007

Tracy II Distribution Center (d)	3		6,783	20,384	73,442	10,856	89,753	100,609	(1,885)	2007, 2009

Total Central Valley, California	12		31,576	115,268	93,909	36,123	204,630	240,753	(32,918)

Charlotte, North Carolina

Barringer Industrial Center	3		308	1,746	1,143	308	2,889	3,197	(1,638)	1994

Bond Distribution Center	2		905	5,126	2,252	905	7,378	8,283	(3,927)	1994

Charlotte Commerce Center	10	(e)	4,341	24,954	9,586	4,342	34,539	38,881	(19,535)	1994

Charlotte Distribution Center	9	(e)	4,578	-	26,624	6,096	25,106	31,202	(11,850)	1995, 1996, 1997, 1998

Interstate North Business Park (d)	3		948	3,030	5,507	954	8,531	9,485	(2,391)	1997, 2006

Northpark Distribution Center	2	(e)	1,183	6,707	2,410	1,184	9,116	10,300	(4,426)	1994, 1998

West Pointe Business Center (d)	1		2,416	-	9,487	2,416	9,487	11,903	(450)	2006

Wilson Business Park Distribution Center	1		976	5,598	17	968	5,623	6,591	(545)	2007

Total Charlotte, North Carolina	31		15,655	47,161	57,026	17,173	102,669	119,842	(44,762)

Chicago, Illinois

Addison Distribution Center	1	(f)	646	3,662	824	640	4,492	5,132	(2,115)	1997

Alsip Distribution Center	2		2,093	11,859	9,138	2,549	20,541	23,090	(11,309)	1997, 1999

Arlington Heights Distribution Center	1		831	3,326	631	831	3,957	4,788	(397)	2006

Bedford Park Industrial Center	1		941	4,907	2,011	941	6,918	7,859	(991)	2005

Bensenville Distribution Center	1		926	3,842	5,673	940	9,501	10,441	(5,597)	1997

Bolingbrook Distribution Center	5	(e)	15,299	68,440	2,156	15,110	70,785	85,895	(14,888)	1999, 2006

Des Plaines Distribution Center	3	(e)	2,158	12,232	5,030	2,159	17,261	19,420	(9,113)	1995, 1996

Elk Grove Distribution Center (d)	26	(f)	32,828	94,843	36,454	32,716	131,409	164,125	(35,210)	1995, 1996, 1997, 1998, 1999, 2006, 2009

Elmhurst Distribution Center	1		713	4,043	977	713	5,020	5,733	(2,367)	1997

Glendale Heights Distribution Center	3	(e)	3,903	22,119	3,146	3,903	25,265	29,168	(9,303)	1999

Glenview Distribution Center	2		1,156	6,550	1,727	1,156	8,277	9,433	(3,747)	1996, 1999

I-55 Distribution Center (d)	2	(e)	5,383	25,504	31,528	10,484	51,931	62,415	(2,310)	2007

Itasca Distribution Center	2		604	3,382	1,147	604	4,529	5,133	(2,111)	1996, 1997

Lombard Distribution Center	1	(f)	1,170	6,630	397	1,170	7,027	8,197	(2,633)	1999

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Minooka Distribution Center (d)	2		12,240	41,745	15,609	12,203	57,391	69,594	(6,396)	2005, 2008

Mitchell Distribution Center	1		1,236	7,004	2,170	1,236	9,174	10,410	(4,713)	1996

Northbrook Distribution Center	1	(f)	2,056	8,227	286	2,056	8,513	10,569	(791)	2007

Northlake Distribution Center	1	(f)	372	2,106	705	372	2,811	3,183	(1,439)	1996

Pleasant Prairie Distribution Center	1		1,314	7,450	2,379	1,315	9,828	11,143	(3,507)	1999

Rochelle Distribution Center (d)	1		4,457	20,100	510	4,402	20,665	25,067	(492)	2008

Romeoville Distribution Center	6	(e)	23,731	96,764	1,072	23,731	97,836	121,567	(15,531)	1999, 2005

S.C. Johnson & Son (d)	1		2,267	15,911	604	2,225	16,557	18,782	(382)	2008

Waukegan Distribution Center	2		4,368	17,632	684	4,368	18,316	22,684	(1,776)	2007

West Chicago Distribution Center	1		3,125	12,499	421	3,125	12,920	16,045	(1,797)	2005

Woodale Distribution Center	1		263	1,490	445	263	1,935	2,198	(956)	1997

Woodridge Distribution Center (d)	14	(e)	46,575	197,289	11,861	49,942	205,783	255,725	(27,542)	2005, 2007

Total Chicago, Illinois	83		170,655	699,556	137,585	179,154	828,642	1,007,796	(167,413)

Cincinnati, Ohio

Airpark Distribution Center	2	(e)	1,128	-	11,840	1,716	11,252	12,968	(4,830)	1996

Capital Distribution Center II	5	(e)	1,953	11,067	4,506	1,953	15,573	17,526	(8,663)	1994

Constitution Distribution Center	1		1,465	8,301	658	1,465	8,959	10,424	(3,326)	1999

Dues Drive Distribution Center	1		921	5,218	2,168	921	7,386	8,307	(1,437)	2003

Empire Distribution Center	3	(e)	529	2,995	2,290	529	5,285	5,814	(2,950)	1995

Enterprise Distribution Center	1	(f)	1,275	7,222	35	1,275	7,257	8,532	(776)	2005

Fairfield Business Center	1		348	1,971	581	381	2,519	2,900	(548)	2004

Fairfield Distribution Center	1		586	3,319	1,307	586	4,626	5,212	(1,112)	2002

Park I-275 (d)	1		3,899	12,014	1,525	3,863	13,575	17,438	(120)	2008

Production Distribution Center	2		717	2,717	2,910	824	5,520	6,344	(2,210)	1994, 1998

Sharonville Distribution Center	3	(e)	1,761	-	12,509	2,424	11,846	14,270	(4,170)	1997, 1998

Total Cincinnati, Ohio	21		14,582	54,824	40,329	15,937	93,798	109,735	(30,142)

Columbus, Ohio

Brookham Distribution Center	2		5,964	23,858	3,368	5,965	27,225	33,190	(4,041)	2005

Canal Pointe Distribution Center	1		1,237	7,013	1,942	1,280	8,912	10,192	(2,940)	1999

Capital Park South Distribution Center	3	(e)	1,588	-	25,219	1,980	24,827	26,807	(9,995)	1996

Charter Street Distribution Center	1	(e)	1,245	7,055	461	1,245	7,516	8,761	(2,657)	1999

Corporate Park West	2	(e)	679	3,847	1,794	679	5,641	6,320	(2,846)	1996

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Etna Distribution Center (d)	1		3,308	-	13,749	1,669	15,388	17,057	(712)	2007

Fisher Distribution Center	1		1,197	6,785	2,420	1,197	9,205	10,402	(5,377)	1995

Foreign Trade Center I	5	(e)	6,527	36,989	6,576	6,992	43,100	50,092	(15,530)	1999

McCormick Distribution Center	5	(e)	1,664	9,429	7,716	1,664	17,145	18,809	(8,310)	1994

New World Distribution Center	1		207	1,173	2,222	207	3,395	3,602	(1,964)	1994

South Park Distribution Center	2	(e)	3,344	15,182	2,065	3,343	17,248	20,591	(3,805)	1999, 2005

Westbelt Business Center	3		1,777	7,168	199	1,777	7,367	9,144	(881)	2006

Westpointe Distribution Center	2	(e)	1,450	7,601	362	1,446	7,967	9,413	(1,034)	2007

Wingate Distribution Center	1		152	859	549	152	1,408	1,560	(625)	1994

Total Columbus, Ohio	30		30,339	126,959	68,642	29,596	196,344	225,940	(60,717)

Dallas/Fort Worth, Texas

Alliance Distribution Center	1		3,654	14,613	1	3,653	14,615	18,268	(2,091)	2005

Carter Industrial Center	1		334	-	2,351	334	2,351	2,685	(1,062)	1996

Centerport Distribution Center	1		1,250	7,082	629	1,250	7,711	8,961	(2,760)	1999

Dallas Corporate Center	10	(e)	5,161	-	31,193	5,357	30,997	36,354	(13,197)	1996, 1997, 1998, 1999

Enterprise Distribution Center	1		1,107	5,702	816	1,133	6,492	7,625	(2,333)	1999

Flower Mound Distribution Center	1		5,157	20,991	2,283	5,157	23,274	28,431	(1,592)	2007

Freeport Distribution Center	4	(e)	1,393	5,549	4,991	1,440	10,493	11,933	(4,580)	1996, 1997, 1998

Great Southwest Distribution Center	36	(e)	38,300	173,329	15,809	36,848	190,590	227,438	(51,199)	1995, 1996, 1997,1999, 2000, 2001, 2002, 2005

Lancaster Distribution Center (d)	2		5,388	14,362	19,305	5,350	33,705	39,055	(1,092)	2007, 2008

Lone Star Distribution Center	1		512	2,896	1,346	511	4,243	4,754	(2,078)	1996

Northgate Distribution Center (d)	9	(e)	15,481	72,651	7,499	16,323	79,308	95,631	(15,043)	1994, 1999, 2005, 2008

Pinnacle Park Distribution Center (h)	1		5,058	-	19,652	3,880	20,830	24,710	(4,937)	2001

Redbird Distribution Center	2	(f)	1,095	6,212	2,091	1,096	8,302	9,398	(3,478)	1994, 1999

Royal Distribution Center	1		811	4,598	615	811	5,213	6,024	(1,541)	2001

Stemmons Distribution Center	1		272	1,544	793	272	2,337	2,609	(1,168)	1995

Stemmons Industrial Center	11		1,820	11,705	4,783	1,819	16,489	18,308	(8,576)	1994, 1995, 1996, 1999

Trinity Mills Distribution Center	7	(e)	4,453	27,346	3,612	4,405	31,006	35,411	(12,669)	1996, 1999, 2001

Valwood Business Center	4		3,785	16,846	891	3,662	17,860	21,522	(3,473)	2001, 2006

Valwood Distribution Center	1		850	4,890	476	850	5,366	6,216	(1,786)	1999

Total Dallas/Fort Worth, Texas	95		95,881	390,316	119,136	94,151	511,182	605,333	(134,655)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Denver, Colorado

Denver Business Center	4		865	6,907	3,596	882	10,486	11,368	(5,288)	1992, 2002

Pagosa Distribution Center	1	(e)	406	2,322	1,142	406	3,464	3,870	(1,990)	1993

Stapleton Business Center	12	(e)	34,634	139,256	3,203	34,635	142,458	177,093	(20,757)	2005

Upland Distribution Center	6	(f)	808	4,421	12,237	821	16,645	17,466	(8,944)	1992, 1994, 1995

Upland Distribution Center II	3		1,295	5,159	5,130	1,328	10,256	11,584	(5,692)	1993

Total Denver, Colorado	26		38,008	158,065	25,308	38,072	183,309	221,381	(42,671)

El Paso, Texas

Billy the Kid Distribution Center	1		273	1,547	1,556	273	3,103	3,376	(1,546)	1994

Goodyear Distribution Center	1		511	2,899	1,002	511	3,901	4,412	(1,777)	1991

Northwestern Corporate Center	5		981	-	19,094	1,986	18,089	20,075	(8,094)	1992, 1993, 1994, 1997

Pan Am Distribution Center	1	(f)	196	1,110	1,595	196	2,705	2,901	(725)	2002

Vista Corporate Center	4		1,945	-	12,197	1,946	12,196	14,142	(5,694)	1994, 1995, 1996

Vista Del Sol Industrial Center II	4	(f)	996	-	19,107	2,056	18,047	20,103	(8,403)	1995, 1997, 1998

Total El Paso, Texas	16		4,902	5,556	54,551	6,968	58,041	65,009	(26,239)

Houston, Texas

Blalock Distribution Center	2		595	3,370	1,125	595	4,495	5,090	(1,092)	2002

Brittmore Distribution Center	2		1,838	10,417	1,352	1,838	11,769	13,607	(4,647)	1999

Crosstimbers Distribution Center	1		359	2,035	1,116	359	3,151	3,510	(1,624)	1994

Hempstead Distribution Center	3	(f)	1,013	5,740	3,619	1,013	9,359	10,372	(4,520)	1994

Hobby Business Park	1		721	2,885	263	721	3,148	3,869	(498)	2005

Kempwood Business Center	4	(f)	1,746	9,894	1,971	1,746	11,865	13,611	(4,201)	2001

Northpark Distribution Center (d)	3	(e)	3,912	16,568	1,602	3,873	18,209	22,082	(788)	2006, 2008

Perimeter Distribution Center	2		813	4,604	998	813	5,602	6,415	(2,332)	1999

Pine Forest Business Center	9		2,665	14,132	6,417	2,665	20,549	23,214	(9,920)	1993, 1995

Pine North Distribution Center	2		847	4,800	836	847	5,636	6,483	(2,248)	1999

Pine Timbers Distribution Center	2		2,956	16,750	3,431	2,956	20,181	23,137	(8,088)	1999

Pinemont Distribution Center	2		642	3,636	670	642	4,306	4,948	(1,762)	1999

Post Oak Business Center	15		3,005	15,378	8,433	3,005	23,811	26,816	(13,029)	1993, 1994, 1996

Post Oak Distribution Center	7		2,115	12,017	6,061	2,039	18,154	20,193	(10,932)	1993, 1994

South Loop Distribution Center	5		1,051	5,964	4,269	1,052	10,232	11,284	(5,948)	1994

Southland Distribution Center	1		1,209	6,849	1,514	1,209	8,363	9,572	(1,423)	2002

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

West by Northwest Industrial Center	3		468	2,149	3,952	664	5,905	6,569	(3,198)	1993, 1994
White Street Distribution Center	1		469	2,656	1,481	469	4,137	4,606	(2,022)	1995

Total Houston, Texas	65		26,424	139,844	49,110	26,506	188,872	215,378	(78,272)

I-81 Corridor, Pennsylvania
Harrisburg Distribution Center	1		2,243	12,572	700	2,231	13,284	15,515	(2,510)	2004
Harrisburg Industrial Center	1		782	6,190	870	782	7,060	7,842	(1,477)	2002
Kraft Distribution Center	1		2,457	13,920	70	2,457	13,990	16,447	(5,008)	1999
Lehigh Valley Distribution Center	4		6,636	37,114	2,680	6,601	39,829	46,430	(7,381)	2004
Middleton Distribution Center	1		4,190	23,478	151	4,168	23,651	27,819	(4,238)	2004
Park 33 Distribution Center (d)	1		13,411	-	32,116	13,423	32,104	45,527	(872)	2007
Quakertown Distribution Center	1		6,966	-	27,688	6,966	27,688	34,654	(2,445)	2006

Total I-81 Corridor, Pennsylvania	10		36,685	93,274	64,275	36,628	157,606	194,234	(23,931)

Indianapolis, Indiana
Eastside Distribution Center	2		1,204	6,820	1,286	1,275	8,035	9,310	(3,164)	1995, 1999
Logo Court Distribution Center	1		3,352	18,678	197	3,334	18,893	22,227	(3,385)	2004
North by Northeast Corporate Center	1		1,058	-	7,017	1,059	7,016	8,075	(3,185)	1995
Park 100 Industrial Center	14	(e)	4,948	28,691	11,700	4,900	40,439	45,339	(20,057)	1994, 1995
Park Fletcher Distribution Center	9		2,687	15,224	6,983	2,785	22,109	24,894	(11,509)	1994, 1995, 1996
Shadeland Industrial Center	3		428	2,431	2,594	429	5,024	5,453	(2,910)	1995

Total Indianapolis, Indiana	30		13,677	71,844	29,777	13,782	101,516	115,298	(44,210)

Inland Empire, California
California Commerce Center	1	(e)	4,201	7,802	100	4,201	7,902	12,103	(1,145)	2005
Crossroads Business Park	7	(e)	-	84,519	65,062	51,662	97,919	149,581	(14,261)	2005
Haven Distribution Center (d)	5	(e)	100,127	73,902	8,027	99,712	82,344	182,056	(1,240)	2008
Inland Empire Distribution Center	5	(e)	41,355	74,536	6,108	42,134	79,865	121,999	(11,824)	2005
Kaiser Distribution Center	8	(e)	130,680	242,618	15,397	136,030	252,665	388,695	(33,370)	2005, 2008
Meridian Park	1		13,016	24,268	-	12,931	24,353	37,284	(1,450)	2008
ProLogis Park Ontario	2	(e)	25,500	47,366	153	25,499	47,520	73,019	(4,408)	2007
Rancho Cucamonga Distribution Center	6	(g)	51,283	95,241	248	51,283	95,489	146,772	(13,696)	2005
Redlands Distribution Center (d)	2	(e)	21,543	43,423	28,088	22,810	70,244	93,054	(4,432)	2006, 2007
Riverbluff Distribution Center (d)	1	(e)	43,003	-	33,120	43,003	33,120	76,123	(574)	2009

Total Inland Empire, California	38		430,708	693,675	156,303	489,265	791,421	1,280,686	(86,400)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Las Vegas, Nevada

Black Mountain Distribution Center	2		1,108	-	7,189	1,206	7,091	8,297	(3,017)	1997

Cameron Business Center	1	(e)	1,634	9,256	327	1,634	9,583	11,217	(3,493)	1999

Hughes Airport Center	1		876	-	3,454	910	3,420	4,330	(1,924)	1994

Placid St. Distribution Center	1		2,620	14,848	168	2,620	15,016	17,636	(5,367)	1999

West One Business Center	4		2,468	13,985	2,738	2,468	16,723	19,191	(7,470)	1996

Total Las Vegas, Nevada	9		8,706	38,089	13,876	8,838	51,833	60,671	(21,271)

Los Angeles, California

Anaheim Industrial Center	13	(e)	32,275	59,983	1,212	32,275	61,195	93,470	(8,732)	2005

Dominguez North Industrial Center	2	(e)	7,340	13,739	202	7,366	13,915	21,281	(1,335)	2007

Fullerton Industrial Center	2		8,238	15,300	125	8,239	15,424	23,663	(2,213)	2005

Industry Distribution Center	7	(g)	50,268	93,355	2,083	50,268	95,438	145,706	(13,551)	2005

Los Angeles Industrial Center	2		3,777	7,015	321	3,777	7,336	11,113	(1,039)	2005

Mid Counties Industrial Center	14	(e)	45,864	87,107	11,001	45,830	98,142	143,972	(15,670)	2005, 2006

Orange Industrial Center	2		5,930	11,014	4	5,930	11,018	16,948	(1,576)	2005

Santa Ana Distribution Center	2		4,318	8,019	111	4,318	8,130	12,448	(1,163)	2005

South Bay Distribution Center	4	(e)	14,478	27,511	1,966	15,280	28,675	43,955	(3,830)	2005, 2007

Tustin Industrial Center	2		4,553	8,456	46	4,553	8,502	13,055	(1,231)	2005

Vernon Distribution Center	15		25,439	47,250	1,835	25,441	49,083	74,524	(7,209)	2005

Total Los Angeles, California	65		202,480	378,749	18,906	203,277	396,858	600,135	(57,549)

Louisville, Kentucky

Airpark Commerce Center	4		1,583	8,971	5,714	1,583	14,685	16,268	(8,006)	1998

Cedar Grove Distribution Center (d)	2		6,065	30,404	585	6,025	31,029	37,054	(2,818)	2005, 2008

Commerce Crossings Distribution Center	1		1,912	7,649	89	1,912	7,738	9,650	(1,104)	2005

I-65 Meyer Dist. Center (d)	2		4,258	-	23,882	4,565	23,575	28,140	(1,414)	2006, 2007

Louisville Distribution Center	2	(e)	680	3,402	4,646	689	8,039	8,728	(3,359)	1995, 1998

Riverport Distribution Center	1		1,515	8,585	2,781	1,515	11,366	12,881	(4,002)	1999

Total Louisville, Kentucky	12		16,013	59,011	37,697	16,289	96,432	112,721	(20,703)

Memphis, Tennessee

Airport Distribution Center	5		2,052	10,888	5,225	2,063	16,102	18,165	(8,298)	1995, 1996, 1999

Centerpointe Distribution Center	1		1,401	9,019	365	1,401	9,384	10,785	(3,359)	2001

Delp Distribution Center	6		3,870	21,853	(1,969)	3,870	19,884	23,754	(12,185)	1995, 1999

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

DeSoto Distribution Center (d)	1		4,761	-	26,338	4,761	26,338	31,099	(697)	2007

Fred Jones Distribution Center	1		125	707	199	125	906	1,031	(555)	1994

Memphis Distribution Center	1		480	2,723	440	481	3,162	3,643	(827)	2002

Olive Branch Distribution Center	2		2,892	16,389	2,348	2,892	18,737	21,629	(7,494)	1999

Raines Distribution Center	1		1,635	4,262	9,269	1,635	13,531	15,166	(7,186)	1998

Southpark Distribution Center	1		859	4,866	834	859	5,700	6,559	(923)	2003

Willow Lake Distribution Center	1		613	3,474	(96)	613	3,378	3,991	(1,481)	1999

Total Memphis, Tennessee	20		18,688	74,181	42,953	18,700	117,122	135,822	(43,005)

Nashville, Tennessee

Bakertown Distribution Center	2		463	2,626	652	463	3,278	3,741	(1,755)	1995

I-40 Industrial Center	4		1,711	9,698	1,513	1,712	11,210	12,922	(5,012)	1995, 1996, 1999

Interchange City Distribution Center (d)	8	(f)	5,179	26,540	5,083	6,382	30,420	36,802	(5,365)	1998, 2003, 2008

Space Park South Distribution Center	15		3,499	19,830	9,412	3,499	29,242	32,741	(16,546)	1994

Total Nashville, Tennessee	29		10,852	58,694	16,660	12,056	74,150	86,206	(28,678)

New Jersey

Bellmawr Distribution Center	1		212	1,197	382	211	1,580	1,791	(706)	1999

Brunswick Distribution Center	2		870	4,928	1,967	870	6,895	7,765	(3,893)	1997

Chester Distribution Center	1		548	5,319	1	548	5,320	5,868	(3,261)	2002

Exit 8A Distribution Center	1		7,626	44,103	397	7,787	44,339	52,126	(6,357)	2005

Exit 10 Distribution Center	6	(e)	22,738	126,961	1,490	22,738	128,451	151,189	(18,330)	2005

Kilmer Distribution Center	4	(e)	2,526	14,313	2,749	2,526	17,062	19,588	(8,310)	1996

Meadowland Distribution Center	4	(e)	10,272	57,480	1,427	10,271	58,908	69,179	(8,388)	2005

Meadowland Industrial Center	8	(e)	5,676	32,167	16,123	5,677	48,289	53,966	(27,646)	1996, 1997, 1998

Mount Olive Distribution Center	1		1,509	8,552	(62)	1,500	8,499	9,999	(673)	2007

Mt. Laurel Distribution Center	2		588	2,885	1,372	592	4,253	4,845	(1,691)	1999

Pennsauken Distribution Center	2		192	958	372	203	1,319	1,522	(531)	1999

Port Reading Business Park (d)	2	(e)	11,177	-	37,510	11,309	37,378	48,687	(2,630)	2005, 2009

Total New Jersey	34		63,934	298,863	63,728	64,232	362,293	426,525	(82,416)

Orlando, Florida

33rd Street Industrial Center	9		1,980	11,237	4,325	1,980	15,562	17,542	(8,017)	1994, 1995, 1996

Beltway Commerce Center	3		17,178	25,526	1,723	17,082	27,345	44,427	(56)	2008

Chancellor Distribution Center	1		380	2,156	1,557	380	3,713	4,093	(1,949)	1994

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Consulate Distribution Center	3	(f)	4,148	23,617	1,136	4,148	24,753	28,901	(9,202)	1999
LaQuinta Distribution Center	1		354	2,006	1,689	354	3,695	4,049	(2,137)	1994

Total Orlando, Florida	17		24,040	64,542	10,430	23,944	75,068	99,012	(21,361)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,498	561	4,292	4,853	(2,625)	1994
Alameda Distribution Center	2		3,872	14,358	1,942	3,872	16,300	20,172	(2,372)	2005
Buckeye Road Industrial Center	2		1,236	4,988	976	1,236	5,964	7,200	(1,109)	2005
Hohokam 10 Business Center	6	(f)	4,258	7,467	13,190	4,258	20,657	24,915	(8,709)	1996, 1999
I-10 West Business Center	3		263	1,525	850	263	2,375	2,638	(1,349)	1993
Kyrene Commons Distribution Center	3	(f)	2,369	5,475	511	1,093	7,262	8,355	(3,510)	1992, 1998, 1999
Martin Van Buren Distribution Center	6		572	3,285	1,990	572	5,275	5,847	(3,028)	1993, 1994
Papago Distribution Center	3		4,828	20,017	1,939	4,829	21,955	26,784	(4,380)	1994, 2005
Roosevelt Distribution Center	1		1,766	7,065	34	1,766	7,099	8,865	(1,020)	2005
University Dr Distribution Center	1		683	2,735	184	683	2,919	3,602	(422)	2005
Watkins Street Distribution Center	1		242	1,375	467	243	1,841	2,084	(960)	1995
Wilson Drive Distribution Center	1		1,273	5,093	254	1,273	5,347	6,620	(750)	2005

Total Phoenix, Arizona	31		21,865	76,235	23,835	20,649	101,286	121,935	(30,234)

Portland, Oregon
Argyle Distribution Center	3		946	5,388	3,348	946	8,736	9,682	(3,904)	1993
Columbia Distribution Center	2		550	3,121	1,140	551	4,260	4,811	(2,330)	1994
PDX Corporate Center North Phase II (d)	1	(e)(g)	5,077	9,895	1,670	5,051	11,591	16,642	(178)	2008
Southshore Corporate Center	5	(e)	13,061	52,299	1,162	13,273	53,249	66,522	(7,248)	2005, 2006
Wilsonville Corporate Center	3	(e)	1,569	-	7,288	1,588	7,269	8,857	(3,632)	1995

Total Portland, Oregon	14		21,203	70,703	14,608	21,409	85,105	106,514	(17,292)

Reno, Nevada
Golden Valley Distribution Center	3	(e)	2,975	13,686	11,200	4,451	23,410	27,861	(5,791)	1996, 1998, 2005
Meredith Kleppe Business Center	1		526	754	3,563	526	4,317	4,843	(2,222)	1993
Packer Way Distribution Center	2		506	2,879	1,620	506	4,499	5,005	(2,753)	1993
Spice Island Distribution Center	1	(f)	435	2,466	2,323	435	4,789	5,224	(2,154)	1996
Tahoe-Reno Industrial Center (d)	1		3,281	-	23,029	3,281	23,029	26,310	(875)	2007
Vista Industrial Park	10	(e)	9,566	40,036	15,101	9,566	55,137	64,703	(17,947)	1994, 1995, 2001

Total Reno, Nevada	18		17,289	59,821	56,836	18,765	115,181	133,946	(31,742)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

San Antonio, Texas
10711 Distribution Center	2	(f)	582	3,301	1,947	582	5,248	5,830	(3,122)	1994
City Park East Distribution Center (d)	4		1,344	9,645	1,504	1,334	11,159	12,493	(1,197)	2003, 2008
Coliseum Distribution Center	1		428	-	4,986	465	4,949	5,414	(2,893)	1994
Dist Drive Center	1		473	2,680	1,231	473	3,911	4,384	(2,390)	1992
Eisenhauer Distribution Center (d)	1		836	884	3,170	474	4,416	4,890	(122)	2007
Macro Distribution Center	3	(f)	1,705	9,024	2,273	1,705	11,297	13,002	(2,017)	2002
Perrin Creek Corporate Center	1		288	-	1,295	206	1,377	1,583	(633)	1996
Rittiman East Industrial Park	7		5,902	23,746	254	5,902	24,000	29,902	(2,751)	2006
Rittiman West Industrial Park	2		1,237	4,950	373	1,230	5,330	6,560	(619)	2006
San Antonio Distribution Center I	9		1,589	9,028	6,633	1,589	15,661	17,250	(8,987)	1992, 1993, 1994
San Antonio Distribution Center II	3		945	-	6,560	885	6,620	7,505	(3,281)	1994
San Antonio Distribution Center III	3		969	4,913	3,214	973	8,123	9,096	(4,355)	1996
Tri-County Distribution Center	2	(e)	3,183	12,743	219	3,184	12,961	16,145	(945)	2007
Woodlake Distribution Center	2		248	1,405	1,230	248	2,635	2,883	(1,576)	1994

Total San Antonio, Texas	41		19,729	82,319	34,889	19,250	117,687	136,937	(34,888)

San Francisco (East Bay), California
Alvarado Business Center	10		20,739	62,595	2,069	20,739	64,664	85,403	(9,373)	2005
Eigenbrodt Way Distribution Center	1	(e)	393	2,228	502	393	2,730	3,123	(1,511)	1993
Hayward Commerce Center	4		1,933	10,955	2,513	1,933	13,468	15,401	(7,106)	1993
Hayward Distribution Center	6	(e)	2,906	19,165	5,726	3,327	24,470	27,797	(13,297)	1993
Hayward Industrial Center	13	(e)	4,481	25,393	5,634	4,481	31,027	35,508	(17,064)	1993
Livermore Distribution Center	4		8,992	26,976	1,461	8,992	28,437	37,429	(4,248)	2005
Oakland Industrial Center	3		8,234	24,704	529	8,235	25,232	33,467	(3,681)	2005
Regatta Business Park	2	(e)	7,688	23,063	257	7,688	23,320	31,008	(3,351)	2005
San Leandro Distribution Center	3	(e)	1,387	7,862	2,217	1,387	10,079	11,466	(5,340)	1993

Total San Francisco (East Bay), California	46		56,753	202,941	20,908	57,175	223,427	280,602	(64,971)

San Francisco (South Bay), California
Bayside Corporate Center	7	(g)	4,365	-	18,718	4,365	18,718	23,083	(9,663)	1995, 1996
Bayside Plaza I	12	(g)	5,212	18,008	4,845	5,216	22,849	28,065	(12,160)	1993
Bayside Plaza II	2	(g)	634	-	3,296	634	3,296	3,930	(1,955)	1994
Gateway Corporate Center	10	(g)	6,736	24,746	6,368	6,744	31,106	37,850	(16,841)	1993
Mowry Business Center	4		5,933	-	19,442	7,815	17,560	25,375	(7,490)	1997, 1998

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Overlook Distribution Center	1	(f)	1,573	8,915	96	1,573	9,011	10,584	(3,227)	1999
Pacific Commons Industrial Center	6	(g)	27,568	82,855	1,932	27,591	84,764	112,355	(12,094)	2005
Pacific Industrial Center	6	(e)	21,676	65,083	1,957	21,675	67,041	88,716	(9,688)	2005
Shoreline Business Center	8	(g)	4,328	16,101	3,179	4,328	19,280	23,608	(9,809)	1993
Spinnaker Business Center	12	(g)	7,043	25,220	5,576	7,043	30,796	37,839	(16,521)	1993
Thornton Business Center	4		2,047	11,706	1,726	2,066	13,413	15,479	(6,990)	1993

Total San Francisco (South Bay), California	72		87,115	252,634	67,135	89,050	317,834	406,884	(106,438)

Seattle, Washington
ProLogis Park SeaTac (d)	2	(e)	12,230	14,170	2,079	12,457	16,022	28,479	(167)	2008

Total Seattle, Washington	2		12,230	14,170	2,079	12,457	16,022	28,479	(167)

South Florida
Airport West Distribution Center	2	(e)	1,253	3,825	3,303	1,974	6,407	8,381	(2,612)	1995, 1998
Boca Distribution Center	1		1,474	5,918	217	1,474	6,135	7,609	(719)	2006
CenterPort Distribution Center	3		2,083	11,806	954	2,083	12,760	14,843	(4,795)	1999
Copans Distribution Center	2		504	2,857	492	504	3,349	3,853	(1,422)	1997, 1998
Dade Distribution Center	1		2,589	14,670	300	2,589	14,970	17,559	(2,216)	2005
North Andrews Distribution Center	1		698	3,956	101	698	4,057	4,755	(2,060)	1994
Pompano Beach Distribution Center (d)	3		11,101	15,137	2,283	11,035	17,486	28,521	(97)	2008
Port Lauderdale Distribution Center	2	(e)	896	-	8,071	2,205	6,762	8,967	(2,554)	1997
ProLogis Park I-595	2	(e)	1,998	11,326	482	1,999	11,807	13,806	(2,704)	2003
Sawgrass Distribution Center (d)	2		10,016	-	13,368	10,016	13,368	23,384	-	2009

Total South Florida	19		32,612	69,495	29,571	34,577	97,101	131,678	(19,179)

St. Louis, Missouri
Earth City Industrial Center	5		2,225	12,820	4,470	2,226	17,289	19,515	(8,079)	1997, 1998
Westport Distribution Center	1		366	1,247	1,987	365	3,235	3,600	(1,304)	1997

Total St. Louis, Missouri	6		2,591	14,067	6,457	2,591	20,524	23,115	(9,383)

Tampa, Florida
Adamo Distribution Center	6	(f)	2,105	11,930	2,387	2,105	14,317	16,422	(4,615)	1995, 2001
Commerce Park Distribution Center	4		811	4,597	1,476	811	6,073	6,884	(3,494)	1994
Eastwood Distribution Center	1		122	690	96	122	786	908	(397)	1994
Lakeland Distribution Center	1		938	5,313	1,326	938	6,639	7,577	(3,516)	1994
Madison Distribution Center	1		-	5,313	287	3,188	2,412	5,600	(75)	2007

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Orchid Lake Industrial Center	1		41	235	61	41	296	337	(142)	1994

Plant City Distribution Center	1		206	1,169	241	206	1,410	1,616	(761)	1994

Sabal Park Distribution Center	8	(e)	3,180	-	26,443	3,516	26,107	29,623	(9,114)	1996, 1997, 1998, 2002

Silo Bend Distribution Center	4		2,887	16,358	3,574	2,887	19,932	22,819	(10,553)	1994

Silo Bend Industrial Center	1		525	2,975	899	525	3,874	4,399	(1,954)	1994

Tampa East Distribution Center	9		2,627	14,835	2,773	2,468	17,767	20,235	(9,552)	1994

Tampa East Industrial Center	1		303	1,513	909	303	2,422	2,725	(1,127)	1994

Tampa West Distribution Center	11		2,874	16,128	3,670	2,919	19,753	22,672	(10,593)	1994, 1995

Tampa West Industrial Center	3		346	-	6,033	635	5,744	6,379	(2,418)	1996, 1998

Total Tampa, Florida	52		16,965	81,056	50,175	20,664	127,532	148,196	(58,311)

Washington D.C./Baltimore, Maryland

1901 Park 100 Drive	1		2,409	7,227	846	2,409	8,073	10,482	(930)	2006

7616 Canton Center Dr	1		1,521	4,528	7	1,521	4,535	6,056	(372)	2007

Airport Commons Distribution Center	2	(e)	2,320	-	8,987	2,360	8,947	11,307	(3,039)	1997

Ardmore Distribution Center	3		1,431	8,110	1,723	1,431	9,833	11,264	(5,289)	1994

Ardmore Industrial Center	2		984	5,581	1,305	985	6,885	7,870	(3,841)	1994

Corcorde Industrial Center	4	(e)	1,538	8,717	3,167	1,538	11,884	13,422	(6,227)	1995

DeSoto Business Park	6		2,709	12,892	7,416	2,710	20,307	23,017	(7,015)	1996, 2007

Gateway Distribution Center	2		192	-	4,612	831	3,973	4,804	(1,342)	1998

Hickory Ridge Distribution Center	2		15,988	47,964	842	15,988	48,806	64,794	(6,861)	2005

Meadowridge Distribution Center	1	(e)	1,757	-	6,076	1,902	5,931	7,833	(2,039)	1998

Patapsco Distribution Center	1		270	1,528	1,054	270	2,582	2,852	(1,228)	1995

ProLogis Park Edgewood	1		4,244	12,732	5,606	4,244	18,338	22,582	(3,389)	2005

White Oak Distribution Center	1		3,986	24,107	1,445	3,986	25,552	29,538	(4,950)	2002

Winchester Distribution Center	1		3,286	13,141	-	3,286	13,141	16,427	(1,880)	2005

Total Washington D.C./Baltimore, Maryland	28		42,635	146,527	43,086	43,461	188,787	232,248	(48,402)

Other

Shawnee Distribution Center	1		2,859	11,431	3	2,858	11,435	14,293	(1,636)	2005

Valley Industrial Center	1		363	-	4,731	363	4,731	5,094	(1,620)	1997

Total Other	2		3,222	11,431	4,734	3,221	16,166	19,387	(3,256)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Mexico:

Guadalajara

El Salto Distribution Center (d)	2		4,473	6,159	1,151	4,449	7,334	11,783	(82)	2008

Total Guadalajara, Mexico	2		4,473	6,159	1,151	4,449	7,334	11,783	(82)

Juarez

Bermudez Industrial Center	2		1,155	4,619	3,463	1,158	8,079	9,237	(787)	2007

Centro Industrial Center (d)	3		8,274	-	13,288	8,274	13,288	21,562	(43)	2009

Del Norte Industrial Center II (d)	2		1,523	5,729	729	1,512	6,469	7,981	(85)	2008

Ramon Rivera Lara Industrial Center	1		445	-	4,030	2,269	2,206	4,475	(541)	2000

Total Juarez, Mexico	8		11,397	10,348	21,510	13,213	30,042	43,255	(1,456)

Mexico City

Cedros-Tepotzotlan Distribution Center (d)	2		11,990	6,719	14,039	12,799	19,949	32,748	(1,381)	2006, 2007

Nor-T Distribution Center	4		7,247	32,135	2,673	5,898	36,157	42,055	(4,049)	2006

Puente Grande Distribution Center (d)	2		14,975	6,813	10,513	14,945	17,356	32,301	(377)	2008, 2009

Toluca Distribution Center (d)	1		7,952	-	12,934	7,952	12,934	20,886	(45)	2009

Total Mexico City, Mexico	9		42,164	45,667	40,159	41,594	86,396	127,990	(5,852)

Monterrey

Monterrey Airport (d)	3		9,263	12,878	7,580	9,218	20,503	29,721	(614)	2007, 2008

Monterrey Industrial Park	1		272	-	2,032	277	2,027	2,304	(863)	1997

Total Monterrey, Mexico	4		9,535	12,878	9,612	9,495	22,530	32,025	(1,477)

Reynosa

El Puente Industrial Center (d)	2		1,906	5,823	1,280	1,889	7,120	9,009	(128)	2008

Pharr Bridge Industrial Center (d)	2		3,947	3,682	9,049	3,936	12,742	16,678	(123)	2008, 2009

Total Reynosa, Mexico	4		5,853	9,505	10,329	5,825	19,862	25,687	(251)

Tijuana

ProLogis Park Alamar (d)	3		20,540	17,081	(2,835)	20,536	14,250	34,786	(390)	2008

Total Tijuana, Mexico	3		20,540	17,081	(2,835)	20,536	14,250	34,786	(390)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Canada:
Toronto
Bolton Distribution Center (d)	1		9,189	-	23,661	9,189	23,661	32,850	-	2009
Mississauga Gateway Center (d)	1		1,512	6,320	2,853	2,638	8,047	10,685	(149)	2008

Total Toronto, Canada	2		10,701	6,320	26,514	11,827	31,708	43,535	(149)

Subtotal North American Markets	1,086		1,752,946	4,975,087	1,687,705	1,842,363	6,573,375	8,415,738	(1,592,018)

European Markets
Czech Republic:
Ostrava Distribution Center (d)	2		7,993	57,501	2,374	10,478	57,390	67,868	(658)	2008
Stenovice Distribution Center (d)	3		4,222	32,424	17,456	4,685	49,417	54,102	(308)	2008, 2009
Uzice Distribution Center (d)	3		8,838	-	62,858	8,938	62,758	71,696	(725)	2007, 2009

Total Czech Republic	8		21,053	89,925	82,688	24,101	169,565	193,666	(1,691)

France:
Avignon Distribution Center (d)	1		3,405	24,084	(2,024)	3,280	22,185	25,465	(393)	2008
Isle d’Abeau Distribution Center	1		12,792	20,230	9,120	9,038	33,104	42,142	(3,885)	2006
Le Havre Distribution Center (d)	1		540	-	17,349	540	17,349	17,889	-	2009
Macon Distribution Center (d)	1		2,065	-	27,063	3,280	25,848	29,128	(1,554)	2006
Moissy Cramayel Distribution Center (d)	1		-	6,161	-	-	6,161	6,161	(96)	2009
Rennes Distribution Center (d)	1		616	-	13,197	616	13,197	13,813	-	2009
Strasbourg Distribution Center (d)	2		67	30,427	(905)	-	29,589	29,589	(584)	2008
Vemars Distribution Center (d)	4		13,944	-	54,333	13,944	54,333	68,277	-	2009

Total France	12		33,429	80,902	118,133	30,698	201,766	232,464	(6,512)

Germany:
Alzenau Distribution Center (d)	1		4,618	9,832	(996)	4,505	8,949	13,454	(149)	2008
Augsburg Distribution Center (d)	2		9,218	-	20,574	9,218	20,574	29,792	-	2009
Billbrook Hamburg Distribution Center (d)	1		6,908	-	13,267	6,908	13,267	20,175	(207)	2009
Cologne Eifeltor Distribution Center (d)	1		3,040	12,585	360	3,286	12,699	15,985	(13)	2008
Heilbronn Distribution Center (d)	3		13,765	-	41,415	13,765	41,415	55,180	(93)	2009
Herford Distribution Center (d)	2		2,643	-	12,274	2,643	12,274	14,917	-	2009
Kolleda Distribution Center (d)	1		289	4,306	10	291	4,314	4,605	(67)	2008
Meerane Distribution Center (d)	1		830	5,714	166	810	5,900	6,710	-	2008
Weilerswist Distribution Center (d)	1		2,403	6,685	104	2,338	6,854	9,192	(78)	2008

Total Germany	13		43,714	39,122	87,174	43,764	126,246	170,010	(607)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Hungary:

Batta Distribution Center (d)	1		2,497	15,829	227	4,762	13,791	18,553	(43)	2008

Budapest Park Phase II (d)	1		952	21,215	(2,906)	4,693	14,568	19,261	(390)	2008

Budapest-Sziget Dist. Center (d)	1		2,763	9,500	168	3,057	9,374	12,431	(49)	2008

Hegyeshalom Distribution Center (d)	1		965	-	12,482	1,154	12,293	13,447	(496)	2007

Total Hungary	4		7,177	46,544	9,971	13,666	50,026	63,692	(978)

Italy:

Lodi Distribution Center	2		7,996	35,613	7,332	13,063	37,878	50,941	(4,624)	2005, 2006

Romentino Distribution Center (d)	2		3,758	-	32,706	3,975	32,489	36,464	(2,337)	2006

Total Italy	4		11,754	35,613	40,038	17,038	70,367	87,405	(6,961)

Netherlands:

Venlo Dist. Center. (d)	1		3,494	11,126	511	3,649	11,482	15,131	(132)	2008

Total Netherlands	1		3,494	11,126	511	3,649	11,482	15,131	(132)

Poland:

Bedzin Distribution Center (d)	2		4,279	-	9,326	4,279	9,326	13,605	(95)	2009

Blonie II Distribution Center (d)	2		7,317	-	23,111	7,317	23,111	30,428	-	2009

Chorzow Distribution Center (d)	2		18,009	-	42,001	18,009	42,001	60,010	(99)	2009

Janki Distribution Center (d)	1		2,348	12,497	(456)	3,229	11,160	14,389	(174)	2008

Nadarzyn Distribution Center (d)	1		2,960	-	8,358	2,960	8,358	11,318	-	2009

Piotrkow Distribution Center (d)	2		1,006	9,764	436	2,723	8,483	11,206	(62)	2008

Piotrkow II Distribution Center (d)	1		1,861	-	6,507	1,861	6,507	8,368	-	2009

Poznan II Distribution Center (d)	1		5,554	-	4,608	1,769	8,393	10,162	(270)	2007

ProLogis Park Rawa (d)	1		3,151	-	10,979	3,151	10,979	14,130	-	2009

Sochaczew Distribution Center. (d)	2		144	12,782	1,884	858	13,952	14,810	(189)	2008

Szczecin Distribution Center (d)	1		3,430	21,344	1,473	4,055	22,192	26,247	(115)	2008

Warsaw II Distribution Center (d)	1		2,114	-	11,399	3,218	10,295	13,513	(91)	2008

Wroclaw Distribution Center (d)	2		3,839	33,390	1,000	6,531	31,698	38,229	(306)	2008

Wroclaw III Distribution Center (d)	2		7,033	-	33,072	7,033	33,072	40,105	-	2009

Total Poland	21		63,045	89,777	153,698	66,993	239,527	306,520	(1,401)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Romania:

Bucharest Distribution Center (d)	4		7,592	33,188	16,085	10,346	46,519	56,865	(1,717)	2007, 2008

Total Romania	4		7,592	33,188	16,085	10,346	46,519	56,865	(1,717)

Slovakia:

Bratislava Distribution Center (d)	3		6,280	45,922	15,522	6,162	61,562	67,724	(3,787)	2007, 2008

Sered Distribution Center (d)	1		2,864	-	15,073	2,864	15,073	17,937	-	2009

Total Slovakia	4		9,144	45,922	30,595	9,026	76,635	85,661	(3,787)

Spain:

Massalaves Distribution Center (d)	1		3,051	-	10,373	3,051	10,373	13,424	-	2009

Sallent Distribution Center (d)	1		10,146	-	6,480	10,146	6,480	16,626	-	2009

Tarancon Distribution Center (d)	1		4,146	18,319	1,201	4,020	19,646	23,666	(184)	2008

Total Spain	3		17,343	18,319	18,054	17,217	36,499	53,716	(184)

Sweden:

Jonkoping Distribution Center (d)	1		2,392	-	57,025	2,392	57,025	59,417	-	2009

Total Sweden	1		2,392	-	57,025	2,392	57,025	59,417	-

United Kingdom:

Coventry Distribution Center (d)	1		4,322	-	7,476	3,497	8,301	11,798	(249)	2007

Crewe Distribution Center (d)	1		11,478	19,049	2,499	11,963	21,063	33,026	(241)	2008

Hayes Distribution Center (d)	2		9,755	-	35,410	30,109	15,056	45,165	(689)	2007

Houghton Main Distribution Center (d)	1		8,993	-	26,155	7,387	27,761	35,148	(1,388)	2006

Midpoint Park (d)	2		29,189	30,098	(2,659)	30,465	26,163	56,628	(62)	2008

North Kettering Bus Pk (d)	2		22,367	-	25,997	17,937	30,427	48,364	(1,265)	2007

Peterborough Dist. Center. (d)	1		6,554	-	13,848	5,861	14,541	20,402	(409)	2007

Pineham Distribution Center (d)	2		18,368	29,767	5,422	22,478	31,079	53,557	(351)	2008

Stafford Distribution Center (d)	1		10,765	-	10,915	7,845	13,835	21,680	(530)	2007

Total United Kingdom	13		121,791	78,914	125,063	137,542	188,226	325,768	(5,184)

Subtotal European Markets	88		341,928	569,352	739,035	376,432	1,273,883	1,650,315	(29,154)

Asian Markets

Japan:

Chiba Distribution Center (d)	1	(e)	29,647	56,727	(45)	28,881	57,448	86,329	(1,352)	2008

Iwanuma I Land (d)	1		6,377	38,225	1,989	6,155	40,436	46,591	(258)	2008

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

Kitanagoya Distribution Center (d)	1		28,163	-	57,127	28,163	57,127	85,290	-	2009
ProLogis Park Aichi Distribution Center (d)	1		26,362	-	88,239	31,955	82,646	114,601	(3,295)	2007
ProLogis Park Ichikawa (d)	1		91,315	165,709	3,959	88,976	172,007	260,983	(1,108)	2008
ProLogis Park Ichikawa II (d)	1		61,553	-	114,901	61,553	114,901	176,454	-	2009
ProLogis Park Maishima III (d)	1		25,124	98,516	(628)	24,363	98,649	123,012	(2,066)	2008
ProLogis Park Narita III (d)	1		24,527	86,956	1,327	23,805	89,005	112,810	(1,114)	2008
ProLogis Park Osaka II (d)	1	(e)	30,630	-	178,173	37,128	171,675	208,803	(7,042)	2007
Zama Distribution Center (d)	1		59,798	-	159,979	59,798	159,979	219,777	-	2009

Total Japan	10		383,496	446,133	605,021	390,777	1,043,873	1,434,650	(16,235)

Korea:
ProLogis Park Deokpyung	1		5,062	6,364	1,974	4,074	9,326	13,400	(1,177)	2006
ProLogis Park Namyangju (d)	1		4,140	-	10,951	4,140	10,951	15,091	(157)	2009
ProLogis Park Okcheon (d)	1		819	2,349	467	927	2,708	3,635	(96)	2008
ProLogis Park Yongin	1	(e)	8,871	2,221	1,580	7,176	5,496	12,672	(441)	2007

Total Korea	4		18,892	10,934	14,972	16,317	28,481	44,798	(1,871)

Subtotal Asian Markets	14		402,388	457,067	619,993	407,094	1,072,354	1,479,448	(18,106)

Total Industrial Operating Properties	1,188		2,497,262	6,001,506	3,046,733	2,625,889	8,919,612	11,545,501	(1,639,278)

Retail and Office operating properties
Chicago, Illinois
Glenview Office Center	1		-	-	7,859	1,313	6,546	7,859	(711)	2005

Total Chicago, Illinois	1		-	-	7,859	1,313	6,546	7,859	(711)

Denver, Colorado Airport Way	1		2,284	-	28,945	2,284	28,945	31,229	-	2009

Total Denver, Colorado	1		2,284	-	28,945	2,284	28,945	31,229	-

Los Angeles / Orange County, California
Newport Retail Center	1		4,478	10,450	(10,072)	4,478	378	4,856	(1,121)	2005
Woodland Retail Center	3		10,376	24,208	393	10,375	24,602	34,977	(2,658)	2005

Total Los Angeles / Orange County, California	4		14,854	34,658	(9,679)	14,853	24,980	39,833	(3,779)

San Francisco (East Bay), California
EB Bridge Shopping Center	8	(g)	23,042	81,693	502	23,042	82,195	105,237	(10,307)	2005
Granada Shopping Center	1		2,604	9,232	408	2,604	9,640	12,244	(1,002)	2005

Total San Francisco (East Bay), California	9		25,646	90,925	910	25,646	91,835	117,481	(11,309)

PROLOGIS
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2009
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs
			ProLogis		Capitalized	Gross Amounts At Which Carried as of December 31, 2009			Accumulated	Date of
	No. of	Encum-		Building &	Subsequent		Building &		Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	To Acquisition	Land	Improvements	Total (a,b)	(c)	Acquisition

San Francisco (South Bay), California
Pacific Commons Retail	14		28,144	64,829	1,663	30,415	64,221	94,636	(8,867)	2005, 2006, 2008

Total San Francisco (South Bay), California	14		28,144	64,829	1,663	30,415	64,221	94,636	(8,867)

Total Retail Operating Properties	29		70,928	190,412	29,698	74,511	216,527	291,038	(24,666)

Total Operating Properties	1,217		2,568,190	6,191,918	3,076,431	2,700,400	9,136,139	11,836,539	(1,663,944)

Properties Under Development
North American Markets:
United States
Inland Empire, California
Crossroads Business Park	1		17,212	-	1,517	17,212	1,517	18,729	-	2009

Total Inland Empire, California	1		17,212	-	1,517	17,212	1,517	18,729	-

Subtotal North American Markets	1		17,212	-	1,517	17,212	1,517	18,729	-

European Markets:
Netherlands
Oosterhout Distribution Center	1		16,367	-	17,169	16,367	17,169	33,536	-	2009

Total Netherlands	1		16,367	-	17,169	16,367	17,169	33,536	-

Spain
Zaragoza Distribution Center	1		24,402	-	22,339	24,402	22,339	46,741	-	2009

Total Spain	1		24,402	-	22,339	24,402	22,339	46,741	-

United Kingdom
Co-op Prologis M8 - Scotland	1		7,530	-	3,788	7,530	3,788	11,318	-	2009

Total United Kingdom	1		7,530	-	3,788	7,530	3,788	11,318	-

Subtotal European Markets	3		48,299	-	43,296	48,299	43,296	91,595	-

Asian Markets:
Japan
Ebina Distribution Center	1		55,446	-	25,357	55,446	25,357	80,803	-	2009

Total Japan	1		55,446	-	25,357	55,446	25,357	80,803	-

Subtotal Asian Markets	1		55,446	-	25,357	55,446	25,357	80,803	-

Total Properties Under Development	5		120,957	-	70,170	120,957	70,170	191,127	-

GRAND TOTAL	1,222		2,689,147	6,191,918	3,146,601	2,821,357	9,206,309	12,027,666	(1,663,944)

PROLOGIS
SCHEDULE III CONSOLIDATED REAL ESTATE
AND ACCUMULATED DEPRECIATION (Continued)

(a)	Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of December 31, 2009 (in thousands):

Total per Schedule III	$12,027,666
Land held for development	2,569,343
Land subject to ground leases and other	385,222	(e)(g)
Other investments	233,665

Total per consolidated balance sheet	$15,215,896	(h)

(b)	The aggregate cost for Federal tax purposes at December 31, 2009 of our real estate assets was approximately $12,197,275,000

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 7 years for capital improvements, 10 years for standard tenant improvements, 30 years for acquired industrial properties, 40 years for office and retail properties acquired and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheets as of December 31, 2009 (in thousands):

Total accumulated depreciation per Schedule III	$1,663,944
Accumulated depreciation on other investments	7,156

Total per Consolidated Balance Sheet	$1,671,100

(d)	Total industrial properties include 163 properties developed in the completed development portfolio aggregating 50.6 million square feet at a total investment of $4.1 billion. See “Item 1. Business - Operating Segments - Direct Owned”.

(e)	Properties with an aggregate undepreciated cost of $2,643,037,300 secure $1,090,126,300 of mortgage notes. See Note 9 to our Consolidated Financial Statements in Item 8.

(f)	Properties with an aggregate undepreciated cost of $277,268,800 serve as collateral for a loan of the ProLogis American Industrial Fund II. See Note 6 to our Consolidated Financial Statements in Item 8.

(g)	Assessment bonds of $24,715,300 are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $953,045,100. See Note 9 to our Consolidated Financial Statements in Item 8.

(h)	A summary of activity for our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2009	2008	2007

Real estate assets:
Balance at beginning of year	$12,496,292	$13,370,979	$11,615,735
Acquisitions of operating properties, transfers of development completions from CIP and improvements to operating properties	1,857,947	4,154,685	5,437,923
Basis of operating properties disposed of	(1,145,256)	(3,993,178)	(4,693,606)
Change in properties under development balance	(990,217)	(807,025)	1,023,527
Impairment of real estate properties (1)	(191,100)	(36,942)	(12,600)
Assets transferred to held-for-sale	-	(192,227)	-

Balance at end of year	$12,027,666	$12,496,292	$13,370,979

Accumulated Depreciation:
Balance at beginning of year	$1,581,672	$1,366,637	$1,278,693
Depreciation expense	276,400	261,614	211,887
Balances retired upon disposition of operating properties	(194,128)	(40,326)	(123,943)
Assets transferred to held-for-sale	-	(6,253)	-

Balance at end of year	$1,663,944	$1,581,672	$1,366,637

(1)	The impairment charges relating to real estate properties that we recognized during 2009 and 2008 were based primarily on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long term investment. The 2007 impairment charge related to a portfolio of buildings we had decided to sell. See Note 14 to our Consolidated Financial Statements in Item 8 for more information related to our impairment charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ WALTER C. RAKOWICH
Walter C. Rakowich
Chief Executive Officer and Trustee

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER C. RAKOWICH Walter C. Rakowich	Chief Executive Officer and Trustee	February 26, 2010

/s/ WILLIAM E. SULLIVAN William E. Sullivan	Chief Financial Officer	February 26, 2010

/s/ JEFFREY S. FINNIN Jeffrey S. Finnin	Chief Accounting Officer	February 26, 2010

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Chairman of the Board of Trustees	February 26, 2010

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	February 26, 2010

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Trustee	February 26, 2010

/s/ LAWRENCE V. JACKSON Lawrence V. Jackson	Trustee	February 26, 2010

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	February 26, 2010

/s/ IRVING F. LYONS III Irving F. Lyons III	Trustee	February 26, 2010

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	February 26, 2010

Signature	Title	Date

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	February 26, 2010

/s/ WILLIAM D. ZOLLARS William D. Zollars	Trustee	February 26, 2010

/s/ ANDREA M. ZULBERTI Andrea M. Zulberti	Trustee	February 26, 2010

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

1.1	—	Sales Agreement dates February 27, 2007, between ProLogis and Cantor Fitzgerald & Co. (incorporated by reference to exhibit 1.1 to ProLogis’ Form 10-K for the year ended December 31, 2006).
1.2	—	Equity Distribution Agreement, dated June 2, 2009, between ProLogis and Citigroup Global Markets Inc. (incorporated by reference to exhibit 1.1 to ProLogis’ Form 8-K filed on June 2, 2009).
3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Certificate of Amendment, dated as of May 22, 2002, to Amended and Restated of Declaration of Trust of ProLogis (incorporated by reference to exhibit 99.1 to ProLogis’ Form 8-K dated May 30, 2002).
3.3	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of May 19, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on May 20, 2005).
3.4	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of July 12, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on July 13, 2005).
3.5	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of February 27, 2009 (incorporated by reference to exhibit 3.5 to ProLogis’ Form 10-K for the year ended December 31, 2008).
3.6	—	Amended and Restated Bylaws of ProLogis dated as of March 15, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 21, 2005).
3.7	—	Amendment to Amended and Restated Bylaws, dated as of March 15, 2006 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 17, 2006).
3.8	—	Amendment to Amended and Restated Bylaws, dated as of December 9, 2008 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on December 12, 2008).
3.9	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.10	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
3.11	—	Articles Supplementary Reclassifying and Designating Shares of Beneficial Interest of ProLogis as Common Shares of Beneficial Interest (incorporated by reference to exhibit 3.2 to ProLogis’ Form 8-K filed on July 13, 2005).
4.1	—	Form of share certificate for common shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.3	—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.4	—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).

4.5	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001).
4.6	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.7	—	First Supplemental Indenture, dated as of February 9, 2005, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated February 9, 2005).
4.8	—	Second Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.1 to ProLogis’ Form 8-K filed on November 4, 2005).
4.9	—	Third Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.2 to ProLogis’ Form 8-K filed on November 4, 2005).
4.10	—	Fourth Supplemental Indenture dated as of March 26, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on March 26, 2007).
4.11	—	Fifth Supplemental Indenture dated as of November 8, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on November 7, 2007).
4.12	—	Sixth Supplemental Indenture dated as of May 7, 2008 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 10-Q for the quarter ended June 30, 2008).
4.13	—	Seventh Supplemental Indenture dated as of May 7, 2008 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.2 to ProLogis’ form 10-Q for the quarter ended June 30, 2008).
4.14	—	Eighth Supplemental Indenture dated as of August 14, 2009 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on August 14, 2009).
4.15	—	Ninth Supplemental Indenture dated as of October 1, 2009 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on October 2, 2009).
4.17	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.18	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.19	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.20	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.21	—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.22	—	Form of 5.50% Promissory Note due March 1, 2013 (incorporated by reference to exhibit 4.26 to ProLogis’ Form10-K for the year ended December 31, 2002).

4.23		—	Form of 2.25% Convertible Notes due 2037 (incorporated by reference to exhibit 10.3 to ProLogis’ 10-Q for the quarter ended March 31, 2007).
4.24			7.625% Note due August 15, 2014 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K filed on August 14, 2009).
4.25			7.375% Note due October 30, 2019 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 8-K filed on October 30, 2009).
4.26			7.375% Note due October 30, 2019 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K filed on October 30, 2009).
10.1		—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2		—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10.3		—	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P. dated as of August 4, 2004 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2004).
10.4		—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.5		—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.6		—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.7		—	Amended and Restated Security Agency Agreement dated as of October 6, 2005, among Bank of America, N.A., as global administrative agent under the Global Senior Credit Agreement referred to therein, certain other creditors of ProLogis and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on November 4, 2005).
10.8			Amendment and Supplement No 1 dated as of August 21, 2009 to the Amended And Restated Security Agency Agreement dated as of October 6, 2005 among Bank of America, N.A., as Global Administrative Agent on behalf of the Global Lenders defined therein, certain Other Creditors of ProLogis and Bank of America, as Collateral Agent (incorporated by reference to Exhibit 10.2 to ProLogis Form 8-K filed on August 26, 2009).
10.9			Third Amendment to Global Senior Credit Agreement dated as of August 21, 2009 among ProLogis and certain affiliate borrowers, as borrowers, Bank of America, N.A., as Global Administrative Agent, Collateral Agent, U.S. Funding Agent, U.S. Swing Line Lender, and a U.S. L/C Issuer, Bank of America, N.A., acting through its Canada branch, as Canadian Funding Agent and a Canadian L/C Issuer, ABN Amro Bank N.V., as Euro Funding Agent, Euro Swing Line Lender, and a Euro L/C issuer, Sumitomo Mitsui Banking Corporation, as a Global Co-Syndication Agent, Yen Funding Agent, KRW Funding Agent, and a Yen L/C Issuer, The Royal Bank of Scotland plc and JPMorgan Chase Bank, N.A., as Global Co-Syndication Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ProLogis Form 8-K filed on August 26, 2009).
10.10		—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus filed January 5, 2007 pursuant to Rule 424(b)(3) with respect to Registration Statement No. 333-102166).
10	.11*	—	ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.12*	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).

10	.13*	—	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on June 2, 2006).
10	.14*	—	ProLogis Nonqualified Savings Plan (as Amended and Restated effective as of December 31, 2009) (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.15*	—	ProLogis Executive Deferred Compensation Plan (effective as of December 31, 2009) (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.16*	—	ProLogis Deferred Fee Plan for Trustees (as Amended and Restated as of December 31, 2009) (incorporated by reference to exhibit 10.18 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.17*	—	Third Amended and Restated Employment Agreement, dated January 7, 2009, entered into between ProLogis and Walter C. Rakowich (incorporated by reference to exhibit 10.19 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.18*	—	Amended and Restated Employment Agreement, effective as of December 31, 2009, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to exhibit 10.20 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.19*	—	Form of Executive Protection Agreements entered into between ProLogis and Edward S. Nekritz and William E. Sullivan, effective as of December 31, 2009 (incorporated by reference to exhibit 10.23 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.20*	—	Executive Protection Agreement entered into between ProLogis and Gary E. Anderson, effective as of December 31, 2009 (incorporated by reference to exhibit 10.24 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.21*	—	Advisory Agreement, dated May 15, 2007, entered into between ProLogis and K. Dane Brooksher (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 2007). [TBD whether material]
10.22		—	Master Implementation Agreement, dated December 23, 2008, entered into between ProLogis and Reco China Logistics Pte Ltd, relating to the sale and purchase of ProLogis’ interest in: (i) PRC Holdco; (ii) the Japan Trusts; (iii) Master Lessees; (iv) Barbados Managementco; (v) HK Managementco; (vi) Barbados Targetcos; (vii) Targetco (each as defined therein) (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.23		—	Supplemental Agreement, dated February 9, 2009, entered into between ProLogis and Reco China Logistics Pte Ltd (incorporated by reference to exhibit 10.30 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.24		—	Transfer and Registration rights Agreement, dated as of December 22, 1993, among ProLogis and the persons set forth therein (incorporated by reference to exhibit 10.10 to ProLogis’ registration statement no. 33-73382)
10.25			Form of Non Qualified Share Option Award Terms; ProLogis 2006 Long-Term Incentive Plan
10.26			Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan
10.27			Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan
12.1		—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2		—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1		—	Subsidiaries of ProLogis.
23.1		—	Consent of KPMG LLP.
31.1		—	Certification of Chief Executive Officer.
31.2		—	Certification of Chief Financial Officer.

32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Registration Rights Agreement dated February 9, 2007, between ProLogis and each of the parties identified therein (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K for the year ended December 31, 2006).
101	—	The following materials from ProLogis’ Annual Report on Form 10-K for the year ended December 31, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Equity (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text.

*	Management Contract or Compensatory Plan or Arrangement