Form 10-Q
period 2010-03-31
PROLOGIS
filed 2010-05-05
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website; if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter periods that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☑ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common shares as of April 30, 2010 was 476,582,600.

PROLOGIS
INDEX

Page
Number(s)
PART I. Financial Information
Item 1. Consolidated Balance Sheets – March 31, 2010 and December 31, 2009	1
Consolidated Statements of Operations – Three Months Ended March 31, 2010 and 2009	2
Consolidated Statement of Equity – Three Months Ended March 31, 2010	3
Consolidated Statements of Comprehensive Loss – Three Months Ended March 31, 2010 and 2009	3
Consolidated Statements of Cash Flows – Three Months Ended March 31, 2010 and 2009	4
Notes to Consolidated Financial Statements	5
Report of Independent Registered Public Accounting Firm	19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	35
PART II. Other Information
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. [Removed and Reserved]	35
Item 5. Other Information	35
Item 6. Exhibits	36
EX-10.1
EX-12.1
EX-12.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2010	December 31,
	(Unaudited)	2009

ASSETS
Real estate	$14,995,698	$15,215,896
Less accumulated depreciation	1,731,720	1,671,100

	13,263,978	13,544,796
Investments in and advances to unconsolidated investees	2,269,025	2,151,723
Cash and cash equivalents	55,878	34,362
Accounts and notes receivable	153,036	136,754
Other assets	1,023,560	1,017,780

Total assets	$16,765,477	$16,885,415

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,112,712	$7,977,778
Accounts payable and accrued expenses	436,331	455,919
Other liabilities	473,621	444,432

Total liabilities	9,022,664	8,878,129

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	125,000	125,000
Common Shares; $0.01 par value; 476,547 shares issued and outstanding at March 31, 2010 and 474,162 shares issued and outstanding at December 31, 2009	4,765	4,742
Additional paid-in capital	8,559,492	8,524,867
Accumulated other comprehensive income (loss)	(88,502)	42,298
Distributions in excess of net earnings	(1,097,426)	(934,583)

Total ProLogis shareholders’ equity	7,728,329	7,987,324
Noncontrolling interests	14,484	19,962

Total equity	7,742,813	8,007,286

Total liabilities and equity	$16,765,477	$16,885,415

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Rental income	$230,277	$216,124
Property management and other fees and incentives	28,662	33,634
CDFS disposition proceeds	—	180,237
Development management and other income	1,076	2,761

Total revenues	260,015	432,756

Expenses:
Rental expenses	67,654	66,795
Investment management expenses	10,319	10,576
General and administrative	42,006	48,243
Reduction in workforce	—	4,462
Depreciation and amortization	86,249	74,501
Other expenses	4,267	6,419

Total expenses	210,495	210,996

Operating income	49,520	221,760

Other income (expense):
Earnings from unconsolidated property funds, net	5,894	2,098
Earnings from other unconsolidated investees, net	2,079	2,201
Interest expense	(109,979)	(92,932)
Other income (expense), net	(172)	1,693
Net gains on dispositions of real estate properties	11,807	2,511
Foreign currency exchange gains, net	3,688	30,537
Gain (loss) on early extinguishment of debt	(47,633)	17,928

Total other income (expense)	(134,316)	(35,964)

Earnings (loss) before income taxes	(84,796)	185,796
Current income tax expense	9,753	22,189
Deferred income tax benefit	(1,551)	(6,828)

Total income taxes	8,202	15,361

Earnings (loss) from continuing operations	(92,998)	170,435

Discontinued operations:
Income attributable to disposed properties	343	11,850
Net gain related to disposed assets – China operations	—	3,315
Net gains (impairment) on dispositions:
Non-development properties	8,083	—
Development properties and land subject to ground leases	65	(189)

Total discontinued operations	8,491	14,976

Consolidated net earnings (loss)	(84,507)	185,411
Net earnings attributable to noncontrolling interests	(253)	(310)

Net earnings (loss) attributable to controlling interests	(84,760)	185,101
Less preferred share dividends	6,369	6,369

Net earnings (loss) attributable to common shares	$(91,129)	$178,732

Weighted average common shares outstanding — Basic	474,991	267,716

Weighted average common shares outstanding — Diluted	474,991	270,278

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.21)	$0.61
Discontinued operations	0.02	0.06

Net earnings (loss) per share attributable to common shares — Basic	$(0.19)	$0.67

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.21)	$0.60
Discontinued operations	0.02	0.06

Net earnings (loss) per share attributable to common shares — Diluted	$(0.19)	$0.66

Distributions per common share	$0.15	$0.25

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENT OF EQUITY
Three months ended March 31, 2010
(Unaudited)
(In thousands)

		Common Shares			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of		Paid-in	Comprehensive	Net	controlling
	Shares	Shares	Amount	Capital	Income (Loss)	Earnings	Interests	Total

Balance as of January 1, 2010	$350,000	474,162	$4,742	$8,524,867	$42,298	$(934,583)	$19,962	$8,007,286
Consolidated net earnings (loss)	—	—	—	—	—	(84,760)	253	(84,507)
Issuances of common shares under common share plans, net of issuance costs	—	2,345	23	27,227	—	—	—	27,250
Conversions of noncontrolling interests, net	—	40	—	378			(387)	(9)
Foreign currency translation losses, net	—	—	—	—	(118,006)	—	(5,201)	(123,207)
Unrealized losses and amortization on derivative contracts, net	—	—	—	—	(12,794)	—	—	(12,794)
Cost of share-based compensation awards	—	—	—	7,020	—	—	—	7,020
Distributions	—	—	—	—	—	(78,083)	(143)	(78,226)

Balance as of March 31, 2010	$350,000	476,547	$4,765	$8,559,492	$(88,502)	$(1,097,426)	$14,484	$7,742,813

PROLOGIS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Net earnings (loss) attributable to controlling interests	$(84,760)	$185,101
Other comprehensive income (loss):
Foreign currency translation losses, net	(118,006)	(342,894)
Unrealized gains (losses) and amortization on derivative contracts, net	(12,794)	8,737

Comprehensive loss attributable to common shares	$(215,560)	$(149,056)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net earnings (loss) attributable to controlling interests	$(84,760)	$185,101
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Noncontrolling interest share in earnings, net	253	454
Straight-lined rents	(11,304)	(8,876)
Cost of share-based compensation awards	5,681	7,951
Depreciation and amortization	86,315	80,914
Equity in earnings from unconsolidated investees	(7,973)	(5,101)
Changes in operating receivables and distributions from unconsolidated investees	(3,728)	39,838
Amortization of deferred loan costs	6,482	3,378
Amortization of debt discount, net	15,334	18,712
Gains on dispositions of assets included in discontinued operations	(8,148)	(3,126)
Gains recognized on disposition of investments in Japan property funds	—	(180,237)
Gains recognized on property dispositions, net	(11,807)	(888)
Loss (gain) on early extinguishment of debt	47,633	(17,928)
Unrealized foreign currency exchange gains, net	(3,209)	(43,948)
Deferred income tax benefit	(1,551)	(6,840)
Decrease (increase) in accounts and notes receivable and other assets	(11,445)	107,717
Increase (decrease) in accounts payable and accrued expenses and other liabilities	(9,117)	7,202

Net cash provided by operating activities	8,656	184,323

Investing activities:
Real estate investments	(88,994)	(484,615)
Tenant improvements and lease commissions on previously leased space	(9,061)	(15,299)
Non-development capital expenditures	(5,351)	(5,716)
Investments in and net advances to unconsolidated investees	(114,013)	(63,407)
Proceeds from disposition of investments in Japan property funds	—	500,000
Return of investment from unconsolidated investees	27,251	14,499
Proceeds from dispositions of real estate assets – China operations	—	845,468
Proceeds from dispositions of real estate assets	180,913	130,810
Proceeds from repayment of notes receivable	388	8,222

Net cash (used in) provided by investing activities	(8,867)	929,962

Financing activities:
Proceeds from sales and issuances of common shares	28,309	642
Distributions paid on common shares	(71,713)	(66,900)
Dividends paid on preferred shares	(6,354)	(6,354)
Noncontrolling interest distributions, net	(143)	(361)
Debt and equity issuance costs paid	(21,106)	(106)
Net payments on credit facilities	(561,208)	(1,034,452)
Repurchase of senior and convertible senior notes and extinguishment of secured mortgage debt	(961,135)	(24,821)
Proceeds from issuance of senior and convertible senior notes and secured mortgage debt	1,646,248	—
Payments on senior notes, secured mortgage debt and assessment bonds	(30,502)	(27,951)

Net cash provided by (used in) financing activities	22,396	(1,160,303)

Effect of foreign currency exchange rate changes on cash	(669)	(4,839)
Net increase (decrease) in cash and cash equivalents	21,516	(50,857)
Cash and cash equivalents, beginning of period	34,362	174,636

Cash and cash equivalents, end of period	$55,878	$123,779

See Note 11 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General:
Business. ProLogis, collectively with our consolidated subsidiaries (“we”, “our”, “us”, the “Company” or “ProLogis”), is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly and through our unconsolidated investees) primarily industrial properties in North America, Europe and Asia. Our current business strategy includes two reportable business segments: direct owned and investment management. Our direct owned segment represents the direct long-term ownership of industrial and retail properties. Our investment management segment represents the long-term investment management of property funds and other unconsolidated investees, and the properties they own. See Note 10 for further discussion of our business segments.
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
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2010, our results of operations for the three months ended March 31, 2010 and 2009, and our cash flows for the three months ended March 31, 2010 and 2009 have been included. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2009 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
Certain amounts included in the accompanying Consolidated Financial Statements for 2009 have been reclassified to conform to the 2010 financial statement presentation.
Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that was effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity (“VIE”) and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard also requires on going assessments at each reporting period of which party within the VIE is considered the primary beneficiary and additional disclosures related to VIE’s. The adoption of this standard on January 1, 2010 did not have a material impact on our financial position or results of operations.
2. Sale of China Operations and Property Fund Interest in Japan
On February 9, 2009, we sold our operations in China and our property fund interests in Japan to affiliates of GIC Real Estate, the real estate investment company of the Government of Singapore Investment Corporation, for total cash consideration of $1.3 billion ($845.5 million related to China and $500.0 million related to the Japan investments). We used these proceeds primarily to pay down borrowings on our credit facilities.
At December 31, 2008, we recognized an impairment based on the carrying values of the net assets of the China operations, as compared with the estimated sales proceeds less costs to sell. In connection with the sale in the first quarter of 2009, we recognized a $3.3 million gain.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
3. Real Estate:
Real estate assets are presented at cost, and consist of the following (in thousands):

	March 31,	December 31,
	2010	2009

Industrial properties (1):
Improved land	$2,589,415	$2,625,885
Buildings and improvements	8,855,212	8,919,616
Retail and office properties (2):
Improved land	76,239	76,239
Buildings and improvements	226,952	226,599
Properties under development, including cost of land (3)	194,226	191,127
Land held for development (4)	2,387,984	2,569,343
Land subject to ground leases and other	428,929	373,422
Other investments (5)	236,741	233,665

Total real estate assets	14,995,698	15,215,896
Less accumulated depreciation	1,731,720	1,671,100

Net real estate assets	$13,263,978	$13,544,796

(1)	At March 31, 2010 and December 31, 2009, we had 1,181 and 1,188 industrial properties consisting of 191.6 million square feet in both periods. This includes operating properties we developed that we refer to as our completed development properties.

(2)	At both March 31, 2010 and December 31, 2009, we had 27 retail properties consisting of 1.0 million square feet. We also owned two office properties with an aggregate cost of $39.3 million and $39.1 million at March 31, 2010 and December 31, 2009, respectively.

(3)	Properties under development consisted of 6 properties aggregating 3.9 million square feet at March 31, 2010 and 5 properties aggregating 2.9 million square feet at December 31, 2009. Our total expected investment upon completion of the properties under development at March 31, 2010 was $395.3 million, including land, development and leasing costs.

(4)	Land held for development consisted of 10,175 acres and 10,360 acres at March 31, 2010 and December 31, 2009, respectively and includes land parcels that we may develop or sell depending on market conditions and other factors.

(5)	Other investments may include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) certain infrastructure costs related to projects we are developing on behalf of others; (iii) costs incurred related to future development projects, including purchase options on land; (iv) costs related to our corporate office buildings, which we occupy; and (v) earnest money deposits associated with potential acquisitions.
At March 31, 2010, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea).
During the three months ended March 31, 2010, we recognized net gains of $11.8 million related to the contribution of operating properties ($8.1 million gain) and the sale of land parcels ($3.7 million gain). The contribution activity resulted in cash proceeds of $111.2 million and included the contribution of one development property aggregating 0.3 million square feet to ProLogis North American Industrial Fund and the sale of 90% of one development property in Japan with 0.5 million square feet. We will continue to own 10% of the Japan property, which is accounted for under the equity method of accounting, and we will continue to manage the property.
If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property fund until the property is sold to a third party. If we realize a loss on contribution, we recognize the full amount of the impairment as soon as it is known. Due to our continuing involvement through our ownership in the property fund or, in the case of the Japan property, in the property itself, these dispositions are not included in discontinued operations. See Note 5 for further discussion of properties we sold to third parties that are reported in discontinued operations.
In addition, we received proceeds of $13.2 million, which represents the development costs we had incurred relating to the sale of a building in Japan to a third party. As we have a purchase option on this building, we recorded a liability for the cash received and did not recognize a sale for accounting purposes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
4. Unconsolidated Investees:
Summary of Investments
Our investments in and advances to unconsolidated investees, which we account for under the equity method, are summarized by type of investee as follows (in thousands):

	March 31,	December 31,
	2010	2009

Property funds	$1,985,686	$1,876,650
Other investees	283,339	275,073

Totals	$2,269,025	$2,151,723

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
Summarized information regarding our investments in the property funds is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Earnings (loss) from unconsolidated property funds:
North America	$(2,813)	$(8,542)
Europe	8,529	7,874
Asia	178	2,766

Total earnings from unconsolidated property funds, net	$5,894	$2,098

Property management and other fees and incentives:
North America	$14,376	$15,472
Europe	12,895	12,445
Asia	189	1,843

Total property management and other fees and incentives	$27,460	$29,760

We also earned property management fees from joint ventures and other entities of $1.2 million and $3.9 million during the three months ended March 31, 2010 and 2009, respectively.
Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	March 31,	December 31,	March 31,	December 31,
Property Fund (1)	2010	2009	2010	2009

ProLogis California	50.0%	50.0%	$92,973	$94,498
ProLogis North American Properties Fund I	41.3%	41.3%	19,535	21,295
ProLogis North American Properties Fund VI	20.0%	20.0%	33,279	34,424
ProLogis North American Properties Fund VII	20.0%	20.0%	32,081	32,289
ProLogis North American Properties Fund VIII	20.0%	20.0%	11,951	12,283
ProLogis North American Properties Fund XI	20.0%	20.0%	23,768	22,115
ProLogis North American Industrial Fund	23.1%	23.0%	245,932	241,988
ProLogis North American Industrial Fund II	37.0%	37.0%	327,475	336,511
ProLogis North American Industrial Fund III	20.0%	20.0%	139,252	140,047
ProLogis Mexico Industrial Fund	24.2%	24.2%	74,401	74,754
ProLogis European Properties (“PEPR”) (2)	33.1%	24.8%	517,497	383,389
ProLogis European Properties Fund II (“PEPF II”)	32.1%	32.1%	445,764	461,631
ProLogis Korea Fund	20.0%	20.0%	21,778	21,426

Totals			$1,985,686	$1,876,650

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	During the fourth quarter of 2009, we recognized an impairment charge that represented the entire carrying value of our investments in ProLogis North American Properties Funds IX and X after events indicated that we may not be able to recover our investment. We do not have any material financial exposure related to our investments in these property funds. As a result, we are no longer recognizing our share of the earnings or loss generated by the property funds and we have not included these property funds in our disclosures beginning January 1, 2010. However, we do continue to earn certain fees from these property funds that we recognize as earned.

(2)	Included in our investment balance are 7.0 million preferred units in PEPR with a 10.5% dividend. The preferred units are convertible into common units at a rate of one for one at our option. PEPR has the option to redeem the units after seven years or in certain limited circumstances. During the first quarter of 2010, we purchased 15.8 million common units of PEPR for €80.4 million ($109.2 million).
Certain property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash or the commitments may expire unused. Our fund partners fulfill their equity commitment with cash. We are committed to offer to contribute substantially all of the properties that we develop and stabilize in Europe and Mexico to certain of these funds, however we are not obligated to contribute properties at a loss. These property funds are committed to acquire such properties, subject to certain requirements, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. Depending on market conditions, our liquidity needs and other factors, we may make contributions of properties to these property funds through the remaining commitment period in 2010.
The following table outlines the activity of these commitments in 2010 (in millions):

	NAIF (1)		Mexico (2)(3)		PEPF II (2)(4)
		Fund		Fund	ProLogis	ProLogis	Fund
	ProLogis	Partners	ProLogis	Partners	Series A	Series B	Partners

Remaining equity commitments at December 31, 2009	$18.4	$37.5	$44.3	$246.7	€295.9	€163.7	€515.8
Capital called for the acquisition of properties from us	(5.4)	(17.8)	—	—	—	—	—
Expiration of commitments	(13.0)	(19.7)	—	—	—	—	—

Remaining equity commitments at March 31, 2010 (local currency)	$—	$—	$44.3	$246.7	€295.9	€163.7	€515.8

Remaining equity commitments at March 31, 2010 (in U.S. dollars)	$—	$—	$44.3	$246.7	$404.3	$223.7	$704.6

(1)	In February 2010, the ProLogis North American Industrial Fund called $23.2 million of capital, including $0.8 million in cash from ProLogis, to acquire one property from us. The remaining equity commitments expired at the end of February 2010.

(2)	The equity commitments for these funds expire August 2010.

(3)	ProLogis Mexico Industrial Fund may use the remaining equity commitments to pay down existing debt or other liabilities, including amounts due to us, or to make acquisitions of properties from us or third parties depending on market conditions and other factors.

(4)	PEPF II’s equity commitments are denominated in euro. The ProLogis commitments include a commitment on the Series B units that we are required to fund with cash. During 2010, we did not make any contributions under this commitment. We did not make any contributions in 2010 or 2009 under the Series A commitment. We are not required to fund the remaining Series A commitment in cash and we anticipate it will expire unused.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	North
2010	America	Europe	Asia	Total

For the three months ended March 31, 2010:
Revenues	$201.9	$186.7	$2.8	$391.4
Net earnings (loss) (1)	$(24.0)	$16.5	$0.9	$(6.6)
As of March 31, 2010:
Total assets	$9,265.1	$8,321.2	$153.6	$17,739.9
Amounts due to us (2)	$51.6	$44.0	$—	$95.6
Third party debt (3)	$5,077.8	$3,710.2	$49.2	$8,837.2
Total liabilities	$5,360.3	$4,555.9	$52.7	$9,968.9
Noncontrolling interest	$0.5	$11.9	$—	$12.4
Fund partners’ equity	$3,904.3	$3,753.4	$100.9	$7,758.6
Our weighted average ownership (4)	27.9%	32.6%	20.0%	29.9%
Our investment balance (5)	$1,000.6	$963.3	$21.8	$1,985.7
Deferred gains, net of amortization (6)	$241.5	$295.8	$—	$537.3

	North
2009	America	Europe	Asia	Total

For the three months ended March 31, 2009:
Revenues	$218.8	$166.6	$32.9	$418.3
Net earnings (loss) (1)	$(32.1)	$18.8	$11.0	$(2.3)
As of December 31, 2009:
Total assets	$9,700.0	$8,807.5	$150.6	$18,658.1
Amounts due to us (2)	$50.0	$31.2	$—	$81.2
Third party debt (3)	$5,340.3	$3,948.8	$48.1	$9,337.2
Total liabilities	$5,647.5	$4,773.8	$51.6	$10,472.9
Noncontrolling interest	$10.7	$15.8	$—	$26.5
Fund partners’ equity	$4,041.6	$4,017.9	$99.1	$8,158.6
Our weighted average ownership (4)	27.6%	28.5%	20.0%	27.9%
Our investment balance (5)	$1,010.2	$845.1	$21.4	$1,876.7
Deferred gains, net of amortization (6)	$243.1	$297.4	$—	$540.5

(1)	One of the North America property funds is a party to interest rate forward swap contracts that, beginning in the first quarter of 2009, no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recognized within earnings, along with the gain or loss upon settlement. As a result, included in net earnings (loss) from North America for the three months ended March 31, 2010 and 2009 are net losses of $5.2 million and $25.5 million, respectively.

(2)	As of March 31, 2010 and December 31, 2009, we had notes receivable aggregating $22.6 million from ProLogis North American Industrial Fund III and $14.3 million from ProLogis Mexico Industrial Fund for both periods. The remaining amounts represent current balances from services provided by us to the property funds.

(3)	As of March 31, 2010 and December 31, 2009, we had not guaranteed any of the third party debt of the property funds. We have pledged direct owned properties, valued at approximately $275 million, to serve as additional collateral for the secured loan of ProLogis North American Industrial Fund II payable to an affiliate of our fund partner and for the related interest rate swap contract.

(4)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(5)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

(6)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Other unconsolidated investees
We have investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and own office properties. The amounts we have recognized as our proportionate share of the earnings from our investments in these entities are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

North America	$1,542	$1,984
Europe	503	217
Asia	34	—

Total earnings from other unconsolidated investees	$2,079	$2,201

Our investments in and advances to these entities are as follows (in thousands):

	March 31,	December 31,
	2010	2009

North America	$147,599	$148,137
Europe	80,791	96,191
Asia	54,949	30,745

Total	$283,339	$275,073

5. Discontinued Operations:
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
We had no properties classified as held for sale at March 31, 2010 or December 31, 2009.
During the first three months of 2010, we disposed of 8 properties to third parties aggregating 0.4 million square feet, none of which were development properties. During all of 2009, other than our China operations, we disposed of land subject to ground leases and 140 properties aggregating 14.8 million square feet to third parties, 3 of which were development properties.
The income attributable to discontinued operations is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Rental income	$641	$27,411
Rental expenses	(232)	(8,574)
Depreciation and amortization	(66)	(6,413)
Other expenses, net	—	(574)

Income attributable to disposed properties	343	11,850
Net gain related to disposed assets — China operations	—	3,315
Net gains (impairments) recognized on property dispositions	8,148	(189)

Total discontinued operations	$8,491	$14,976

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, excluding the China operations and including minor adjustments to previous dispositions (dollars in thousands):

	Three Months Ended
	March 31,
	2010	2009

Number of properties	8	—
Net proceeds from dispositions	$13,688	$—
Net gains (adjustments) from dispositions	$8,148	$(189)

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
6. Debt:
Our debt consisted of the following (dollars in thousands):

	As of March 31, 2010		As of December 31, 2009
	Weighted		Weighted
	Average Interest	Amount	Average Interest	Amount
	Rate	Outstanding	Rate	Outstanding

Credit Facilities (“Global Line”)	2.24%	$169,668	2.27%	$736,591
Senior and other notes	6.47%	4,693,573	6.31%	4,047,905
Convertible senior notes (1)	5.08%	2,102,834	5.55%	2,078,441
Secured mortgage debt	6.17%	1,121,952	6.40%	1,090,126
Assessment bonds	6.49%	24,685	6.49%	24,715

Totals	5.98%	$8,112,712	5.75%	$7,977,778

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash discount related to these notes). The weighted average coupon interest rate was 2.5% as of March 31, 2010 and 2.2% as of December 31, 2009.
As of March 31, 2010, we were in compliance with all of our debt covenants.
During the three months ended March 31, 2010 and 2009, in connection with our announced initiatives to stagger and extend our debt maturities and reduce debt, we repurchased certain senior and convertible senior notes outstanding with maturities in 2012 and 2013. We utilized proceeds from borrowings under the Global Line to repurchase the senior notes. Proceeds from the issuance of senior notes with later maturities were used to repay borrowings under the Global Line. In addition, in 2010 we repaid certain secured mortgage debt in connection with the sale of a property in Japan. The activity is summarized as follows (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Convertible Senior Notes:
Original principal amount	$490,039	$48,200
Cash purchase price	$465,094	$24,821
Senior Notes (1):
Original principal amount	$422,476	$—
Cash purchase price	$449,382	$—
Secured Mortgage Debt:
Original principal amount	$45,140	$—
Cash repayment price	$46,659	$—
Total:
Original principal amount	$957,655	$48,200
Cash purchase / repayment price	$961,135	$24,821
Gain (loss) on early extinguishment of debt (2)	$(47,633)	$17,928

(1)	Represents a portion of our 5.5% senior notes due April 1, 2012 and March 1, 2013 that we repurchased through a tender offer completed in March 2010.

(2)	Represents the difference between the recorded debt of $913.5 million (including unamortized related debt issuance costs, premiums and discounts) and the consideration we paid to retire the debt of $961.1 million, including prepayment penalties and costs. 2010 includes a non-cash loss of $15.2 million related to the convertible senior notes. Although the purchase price of the convertible senior notes is less than the principal amount outstanding, due to the non-cash discount related to these notes, the carrying value is lower and resulted in a non-cash loss.
Credit Facilities
Information related to our Global Line as of March 31, 2010 is as follows (dollars in millions):

Aggregate lender — commitments (1)	$3,655.5

Borrowing capacity (2)	$2,257.2
Less:
Borrowings outstanding	169.7
Outstanding letters of credit	91.1
Debt due within one year	231.0

Current availability	$1,765.4

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	The aggregate lender commitments will be $2.25 billion after October 6, 2010.

(2)	The borrowing base covenant in the Global Line limits the aggregate amount of certain types of our indebtedness (including obligations under the Global Line and other recourse indebtedness maturing within one year) to no more than 55% of the value (determined by a formula as of the end of each fiscal quarter) of our unencumbered property pool, as defined in the Global Line. Other covenants in the Global Line may also limit the amount of indebtedness that we and our subsidiaries can incur under certain circumstances.
Our current remaining capacity to borrow under the Global Line is calculated as the lesser of (i) the aggregate lender commitments and (ii) the borrowing capacity (as described above), in each case reduced by the outstanding borrowings and letters of credit under the Global Line and recourse debt due within one year, resulting in current remaining capacity of $1.8 billion at March 31, 2010. Therefore, the amount of funds that we may borrow under the Global Line will vary from time to time based upon the outstanding amount of such specified indebtedness and the quarterly formulaic valuation of our unencumbered property pool.
We may draw funds under the Global Line from a syndicate of banks in U.S. dollars, euros, Japanese yen, British pound sterling and Canadian dollars, and until October 2010, South Korean won. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (2.24% per annum at March 31, 2010 based on a weighted average using local currency rates).
Senior and Other Notes
On March 16, 2010, we issued $1.1 billion of senior notes, consisting of $300.0 million at 6.25% maturing in 2017, at 99.637% of par value for an all-in-rate of 6.315% and $800.0 million at 6.875% maturing in 2020, at 99.765% of par value for an all-in-rate of 6.908%. The proceeds were used to repay borrowings under our Global Line.
2010 Convertible Notes
On March 16, 2010, we issued $460.0 million of 3.25% convertible notes maturing in 2015 (“2010 Convertible Notes”). The 2010 Convertible Notes are convertible at any time by holders at an initial conversion rate of 57.8503 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $17.29 per share, subject to adjustment upon the occurrence of certain events. Due to the terms of the 2010 Convertible Notes, including that a conversion must be settled in common shares, the accounting for these notes is different than our previously issued convertible notes discussed below. The 2010 Convertible Notes are reflected at the issuance amount and interest is recognized based on the stated coupon rate and the amortization of the cash discount. The conversion of these notes into shares, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share, unless the impact is anti-dilutive. During the three months ended March 31, 2010, the impact of these notes are anti-dilutive.
2007 and 2008 Convertible Notes
We have also issued three series of convertible senior notes in 2007 and 2008 and refer to them collectively as 2007 and 2008 Convertible Notes. The 2007 and 2008 Convertible Notes have different terms and, therefore, different accounting than the 2010 Convertible Notes. The value assigned to the debt component of the 2007 and 2008 Convertible Notes is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt (the first cash redemption date in 2012 and 2013) as additional non-cash interest expense.
Secured Mortgage Debt
On March 30, 2010, we issued ¥8.1 billion in TMK bonds ($86.7 million at March 31, 2010) at 2.13% due March 2013 on one property with undepreciated cost of $175.7 million at March 31, 2010. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs.
Long-Term Debt Maturities
Principal payments due on our debt, excluding the Global Line, for the remainder of 2010 and for each of the years in the five-year period ending December 31, 2015 and thereafter are as follows (in thousands):

2010 (1)	$208,348
2011 (1)	183,032
2012 (2)	1,099,199
2013 (2) (3)	1,088,233
2014	513,671
2015	1,011,181
Thereafter	3,966,163

Total principal due	8,069,827
Less: discount, net	126,783

Net carrying balance	$7,943,044

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(1)	We expect to repay the amounts maturing in 2010 and 2011 with borrowings under our Global Line or with proceeds from the issuance of debt or equity securities, depending on market conditions.

(2)	The maturities in 2012 and 2013 include the aggregate principal amounts of the 2007 and 2008 Convertible Notes of $897.5 million and $879.0 million, respectively, based on the year in which the holders first have the right to require us to repurchase their notes for cash.

(3)	The convertible notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.
7. Long-Term Compensation:
Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside trustees. The full value awards include restricted share units (“RSUs”), contingent performance shares and performance share awards (“PSAs”).
Summary of Activity
The activity for the three months ended March 31, 2010, with respect to our share options, is as follows.

	Options Outstanding
		Weighted Average
	Number of Options	Exercise Price	Options Exercisable

Balance at December 31, 2009	6,038,700	$32.25
Forfeited	(62,942)	42.12

Balance at March 31, 2010	5,975,758	$32.15	4,697,513

The activity for the three months ended March 31, 2010, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested

Balance at December 31, 2009	3,401,784
Granted	1,580,875
Distributed	(152,595)
Forfeited	(98,776)

Balance at March 31, 2010	4,731,288	$17.29	136,815

In 2010, we granted 1,037,850 RSUs and 543,025 PSAs. The PSAs were granted to certain employees of the company, vest over three years and will be earned based on the attainment of certain individual and company goals for 2010. The ultimate number of shares that may be earned and issued varies from 0 – 200% of the target award.
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
The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended
	March 31,
	2010 (1)	2009

Net earnings (loss) attributable to common shares	$(91,129)	$178,732
Noncontrolling interest attributable to convertible limited partnership units (2)	—	310

Adjusted net earnings (loss) attributable to common shares	$(91,129)	$179,042

Weighted average common shares outstanding — Basic	474,991	267,716
Incremental weighted average effect of conversion of limited partnership units (2)	—	1,235
Incremental weighted average effect of share awards (3)	—	1,327

Weighted average common shares outstanding — Diluted (4)	474,991	270,278

Net earnings (loss) per share attributable to common shares
- Basic	$(0.19)	$0.67

Net earnings (loss) per share attributable to common shares
- Diluted	$(0.19)	$0.66

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted shares are the same.

(2)	If the impact of limited partnership units is anti-dilutive, the income and shares are not included in the diluted per share calculation.

(3)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 11,042 and 11,515 for the three months ended March 31, 2010 and 2009, respectively. Of the potentially dilutive instruments, 5,185 and 8,924 were anti-dilutive for the three months ended March 31, 2010 and 2009, respectively. During a loss period, the effect of share awards is not included as the impact is anti-dilutive.

(4)	The shares underlying the convertible debt have not been included because the impact would be anti-dilutive.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized into earnings. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign currency fluctuations but do not meet the strict hedge accounting requirements.
Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We typically designate our interest rate swap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets, and reclassified into the line item, Interest Expense in the Consolidated Statements of Operation over the corresponding period of the hedged item. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.
There was no ineffectiveness recorded during the three months ended March 31, 2010 and 2009. The amount reclassified to interest expense for the three months ended March 31, 2010 and 2009 is not considered material.
We generally do not designate the following derivative contracts as hedges:
•	Foreign currency forwards – we may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations. For contracts associated with intercompany loans, the impact on earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans. We had no outstanding foreign currency forwards at March 31, 2010.
•	Foreign currency put options – we may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. These contracts are marked-to-market through earnings in Foreign Currency Exchange Gains (Losses), Net, in our Consolidated Statements of Operations as they do not qualify for hedge accounting treatment. We had no outstanding foreign currency put options at March 31, 2010.
The following table summarizes the activity in our derivative instruments (in millions) for the three months ended March 31:

	2010		2009
	Foreign		Foreign
	Currency	Interest	Currency	Interest
	Forwards	Rate Swaps (1)	Forwards (2)	Rate Swaps

Notional amounts at January 1	$—	$157.7	$—	$—
New contracts	—	—	351.7	—
Matured or expired contracts	—	(44.6)	(351.7)	—

Notional amounts at March 31	$—	$113.1	$—	$—

(1)	During 2009, we entered into two interest rate swap contracts to fix the interest rate on our variable rate TMK bonds, ¥4.3 billion interest rate swap contract that was settled in the first quarter of 2010 and ¥10.0 billion interest rate swap contract that matures in December 2012. We designated the contracts as cash flow hedges and they qualify for hedge accounting treatment. At March 31, 2010, we have $0.4 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to the unsettled derivative.

(2)	During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations.
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
The fair value hierarchy consists of three broad levels, which are described below:
•	Level 1 – Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Observable inputs, other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
At March 31, 2010 and December 31, 2009, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments, the recent acquisition of these items or, in the case of notes receivable, adjustments to fair value made in connection with impairment charges.
At March 31, 2010 and December 31, 2009, the fair value of our senior notes and convertible notes, have been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our credit facilities have been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available have been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments are determined through widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2010 and December 31, 2009, as compared with those in effect when the debt was issued or acquired. Although our 2007 and 2008 Convertible Notes are trading at a discount to the principal amount, due to the non-cash discount, the fair value is higher than the carrying value. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.
The following table reflects the carrying amounts and estimated fair values of our financial instruments (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt:
Global Line	$169,668	$165,902	$736,591	$716,993
Senior and other notes	4,693,573	4,785,403	4,047,905	3,981,971
Convertible senior notes	2,102,834	2,152,022	2,078,441	2,058,507
Secured mortgage debt	1,121,952	1,155,955	1,090,126	1,094,526
Assessment bonds	24,685	23,558	24,715	24,197

Total debt	$8,112,712	$8,282,840	$7,977,778	$7,876,194

10. Business Segments:
Our business strategy currently includes two operating segments. Our current segments are as follows:
•	Direct Owned — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development. In addition, this segment includes the land we own and lease to customers under ground leases.
•	Investment Management — representing the long-term investment management of property funds and industrial joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any. We utilize our leasing and property management expertise to efficiently manage the properties and our unconsolidated investees, and we allocate the costs as Investment Management Expenses in this segment. Each investment in a property fund or joint venture is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Our operations in the investment management segment are in North America (Canada, Mexico and the United States), Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea).
We no longer have a CDFS business segment and the only activity being reported in the CDFS segment in 2009 is the gain on sale of our investments in the Japan property funds as it is essentially the recognition of gains from this segment that were deferred due to our ownership interests at the time of the contribution.
We present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior years operating results to exclude the items presented as discontinued operations.
Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our total revenues; (ii) each reportable business segment’s net operating income from external customers to our earnings (loss) before income taxes; and (iii) each reportable

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
business segment’s assets to our total assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our revenues, earnings (loss) before income taxes and total assets are allocated to each reportable business segment’s revenues, net operating income and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Direct owned (1):
North America	$192,874	$195,098
Europe	18,927	15,150
Asia	19,552	8,637

Total direct owned segment	231,353	218,885

Investment management (2):
North America	12,684	8,069
Europe	21,425	20,309
Asia	412	8,105

Total investment management segment	34,521	36,483

CDFS business — Asia (3)	—	180,237

Total segment revenue	265,874	435,605
Reconciling item (4)	(5,859)	(2,849)

Total revenues	$260,015	$432,756

Net operating income:
Direct owned (5):
North America	$137,627	$135,983
Europe	7,840	4,890
Asia	14,080	4,914

Total direct owned segment	159,547	145,787

Investment management (2)(6):
North America	6,091	2,126
Europe	17,842	16,591
Asia	269	7,190

Total investment management segment	24,202	25,907

CDFS business — Asia (3)	—	180,237

Total segment net operating income	183,749	351,931
Reconciling items:
General and administrative expenses	(42,006)	(48,243)
Reduction in workforce	—	(4,462)
Depreciation and amortization expense	(86,249)	(74,501)
Earnings from other unconsolidated investees, net	2,114	1,450
Interest expense	(109,979)	(92,932)
Other income (expense), net	(287)	1,577
Net gains on dispositions of real estate properties	11,807	2,511
Foreign currency exchange gains, net	3,688	30,537
Gain (loss) on early extinguishment of debt	(47,633)	17,928

Total reconciling items	(268,545)	(166,135)

Earnings (loss) before income taxes	$(84,796)	$185,796

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	March 31,	December 31,
	2010	2009

Assets:
Direct owned:
North America	$9,117,216	$9,241,846
Europe	3,296,653	3,389,616
Asia	1,861,071	1,932,187

Total direct owned segment	14,274,940	14,563,649

Investment management:
North America	1,016,631	1,027,367
Europe	1,060,797	956,365
Asia	76,727	52,170

Total investment management segment	2,154,155	2,035,902

Total segment assets	16,429,095	16,599,551

Reconciling items:
Investments in and advances to other unconsolidated investees	140,156	141,107
Cash and cash equivalents	55,878	34,362
Accounts receivable	5,679	1,574
Other assets	134,669	108,821

Total reconciling items	336,382	285,864

Total assets	$16,765,477	$16,885,415

(1)	Includes rental income of our industrial and retail properties and land subject to ground leases, as well as development management and other income.

(2)	Includes investment management fees and incentive returns and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial joint ventures, along with interest earned on advances to these unconsolidated investees.

(3)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds.

(4)	Amount represents the earnings or losses recognized under the equity method from unconsolidated investees, along with interest earned on advances to these entities, that we reflected in revenues of the investment management segment and are not presented as a component of revenues in our Consolidated Statements of Operations.

(5)	Includes rental income less rental expenses of our industrial and retail properties and land subject to ground leases, as well as development management and other income less related expenses.

(6)	Also includes the direct costs we incur to manage the unconsolidated investees and the properties they own that are presented as Investment Management Expenses.
11. Supplemental Cash Flow Information:
Non-cash investing and financing activities for the three months ended March 31, 2010 and 2009 are as follows:
•	We received $4.6 million of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these property funds during the three months ended March 31, 2010.
•	We capitalized portions of the total cost of our share-based compensation awards of $1.3 million and $1.5 million to the investment basis of our real estate assets during the three months ended March 31, 2010 and 2009, respectively.
The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2010 and 2009 was $43.1 million and $17.4 million, respectively.
During the three months ended March 31, 2010 and 2009, cash paid for income taxes was $19.9 million (primarily in Japan related to the sale of our investments in 2009) and $1.0 million, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries (the “Company”) as of March 31, 2010, the related consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009, the related consolidated statement of equity for the three-month period ended March 31, 2010, the related consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2010 and 2009, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
KPMG LLP
Denver, Colorado
May 5, 2010

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2009 Annual Report on Form 10-K.
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
We generate revenues; earnings; FFO, as defined at the end of Item 2; and cash flows through our segments primarily as follows:
•	Direct Owned Segment — Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial and retail properties in key distribution markets. We divide our operating properties into three categories, properties that we developed (“core-completed development properties”), all other industrial operating properties (“core properties”) and retail operating properties. Also included in this segment are industrial properties that are currently under development, land available for development and land subject to ground leases.
We earn rent from our customers, including reimbursements of certain operating costs, under long-term operating leases. We expect our total revenues from this segment to increase slightly in 2010 from 2009 through increases in occupied square feet predominantly in our completed development properties, offset partially with decreases from contributions of properties we made in 2009 or may make in 2010 and lower rents on turnover of space. We anticipate the increases in occupied square feet to come from leases that were signed in 2009, but the space was not occupied until 2010, and leasing activity in 2010. Our completed development properties were 67.1% and 62.2% leased at March 31, 2010 and December 31, 2009, respectively.
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
We no longer have a CDFS business segment and the only activity being reported in the CDFS segment in 2009 is the gain on sale of our investments in the Japan property funds as it is essentially the recognition of gains from this segment that were previously deferred due to our ownership interests at the time of the contribution.
Summary of 2010
Our objectives for 2010 and beyond are to: (i) retain more of our development assets in order to improve the geographic diversification of our direct owned properties as most of our planned developments are in international markets; (ii) monetize a portion of our investment in land of $2.6 billion at December 31, 2009; and (iii) continue to focus on staggering and extending our debt maturities.
We have made progress on these objectives, as well as completed other activities, as follows:
•	We issued five-, seven- and ten-year senior and convertible senior notes for a total of $1.56 billion. We used the proceeds to repay borrowings on our credit facilities.
•	We repurchased an aggregate of $912.5 million original principal amount of our senior and convertible senior notes with maturities in 2012 and 2013 for $914.5 million using borrowings under our credit facilities. These transactions resulted in the recognition of a loss in earnings of $46.0 million, which represented the difference between the recorded debt balance of $868.5 million, including related debt issue costs, premiums and discounts, and the cash consideration paid.

•	We generated aggregate proceeds of $171.7 million from the contribution of one development property to ProLogis North American Industrial Properties Fund, the sale of 90% of one development property in Japan, and the sale of land parcels ($46.8 million) and 8 core properties to third parties.
•	During the three months ended March 31, 2010, we began development of three properties that aggregated 1.9 million square feet and utilized $91.1 million of land that we owned and held for development. Two of these properties were in Europe and were 100% pre-leased and the other property is in Japan.
•	We increased the leased percentage of our completed development properties from 62.2% at December 31, 2009 to 67.1% at March 31, 2010. The leased percentage of our core portfolio decreased slightly from 90.1% at December 31, 2009 to 89.7% at March 31, 2010.
•	We purchased 15.8 million common units of ProLogis European Properties (“PEPR”) for €80.4 million ($109.2 million), which increased our ownership percentage in the common equity of PEPR to 33.1%.
Results of Operations
Three months ended March 31, 2010 and 2009
Summary
The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings (Loss) from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the three months ended March 31 (dollars in thousands):

			Percentage
	2010	2009	Change

Net operating income – direct owned segment	$159,547	$145,787	9.4%
Net operating income – investment management segment	24,202	25,907	(6.6)%
Net operating income – CDFS business segment	—	180,237	(100.0)%
General and administrative expense	(42,006)	(48,243)	(12.9)%
Reduction in workforce	—	(4,462)	(100.0)%
Depreciation and amortization expense	(86,249)	(74,501)	15.8%
Earnings from other unconsolidated investees, net	2,114	1,450	45.8%
Interest expense	(109,979)	(92,932)	18.3%
Other income (expense), net	(287)	1,577	(118.2)%
Net gains on dispositions of real estate properties	11,807	2,511	370.2%
Foreign currency exchange gains, net	3,688	30,537	(87.9)%
Gain (loss) on early extinguishment of debt	(47,633)	17,928	(365.7)%
Income taxes	(8,202)	(15,361)	(46.6)%

Earnings (loss) from continuing operations	$(92,998)	$170,435	(154.6)%

See Note 10 to our Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to earnings (loss) before income taxes.
As discussed earlier, we changed our business strategy in late 2008 and discontinued the CDFS business segment. In 2009, the only transaction in this segment is the gain from the sale of our investments in the Japan property funds in February 2009.
Direct Owned Segment
The net operating income of the direct owned segment consists of rental income and rental expenses from industrial and retail properties that we own. The size and leased percentage of our direct owned operating portfolio fluctuates due to the timing of development and contributions and affects the net operating income we recognize in this segment. Also included in this segment is land we own and lease to customers under ground leases, development management and other income and land holding and acquisition costs. The net operating income from the direct owned segment for the three months ended March 31, excluding amounts presented as discontinued operations in our Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2010	2009

Rental and other income	$231,353	$218,885
Rental and other expenses	71,806	73,098

Total net operating income — direct owned segment	$159,547	$145,787

Our direct owned operating portfolio was as follows (square feet in thousands):

	March 31, 2010			December 31, 2009			March 31, 2009
	Number of	Square	Leased	Number of	Square	Leased	Number of	Square	Leased
	Properties	Feet	%	Properties	Feet	%	Properties	Feet	%

Core industrial properties	1,019	140,834	89.7%	1,025	141,019	90.1%	1,157	154,829	90.4%
Completed development properties (1)	162	50,739	67.1%	163	50,604	62.2%	160	46,260	45.1%

Subtotal industrial properties	1,181	191,573	83.7%	1,188	191,623	82.7%	1,317	201,089	80.0%
Retail properties	27	1,014	91.9%	27	1,014	91.5%	33	1,355	92.1%

Total operating portfolio	1,208	192,587	83.8%	1,215	192,637	82.8%	1,350	202,444	80.1%

(1)	Included at March 31, 2010 are 2 properties aggregating 0.9 million square feet for which development was completed in 2010. During the three months ended March 31, 2010, we contributed 2 properties from this portfolio that were 100% leased at the time of contribution. One building and an expansion building were combined into one building in 2010.
The increase in rental income in 2010 from 2009 is due to the increased occupancy in our development properties and increases in rental recoveries, offset partially by decreases due to contributions of properties to the unconsolidated property funds, decreased occupancy in our core properties and decreases in rental rates on turnovers. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $50.7 million and $48.1 million for the three months ended March 31, 2010 and 2009, respectively.
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
We report the costs associated with our investment management segment for all periods presented in the line item Investment Management Expenses in our Consolidated Statements of Operations of $10.3 million and $10.6 million for the three months ended March 31, 2010 and March 31, 2009, respectively. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios.
The net operating income from the investment management segment for the three months ended March 31 was as follows (in thousands):

	2010	2009

Unconsolidated property funds:
North America (1)	$5,443	$1,365
Europe (2)	17,842	16,601
Asia (3)	224	7,190
Other unconsolidated investees (4)	693	751

Total net operating income — investment management segment	$24,202	$25,907

(1)	Represents the income earned by us from our investments in 10 and 12 property funds for the three months ended March 31, 2010 and March 31, 2009, respectively, in North America, offset by investment management expenses. Our ownership interests ranged from 20.0% to 50.0% at March 31, 2010. These property funds on a combined basis owned 799 and 854 properties that were 91.9% and 92.8% leased at March 31, 2010 and 2009, respectively. During the fourth quarter of 2009, we recognized an impairment charge that represented the entire carrying value of our investments in ProLogis North American Properties Funds IX and X after events indicated that we may not be able to recover our investment. We do not have any material financial exposure related to our investments in these property funds. As a result, we are no longer recognizing our share of the earnings or loss generated by the property funds and we have not included these property funds in our disclosures beginning January 1, 2010. However, we do continue to earn certain fees from these property funds that we recognize as earned.

Included in net operating income for 2010 and 2009, are net losses of $1.9 million and $9.4 million, respectively, which represent our proportionate share of realized and unrealized losses that were recognized by one of the property funds related to interest rate derivative contracts that, beginning in the first quarter of 2009, no longer met the requirements for hedge accounting.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and ProLogis European Properties Fund II (“PEPF II”), offset by investment management expenses. On a combined basis, these funds owned 428 and 408 properties that were 94.7% and 97.3% leased at March 31, 2010 and 2009, respectively. The increase in properties is due primarily to contributions we made to PEPF II in 2009, offset somewhat by the sale of 14 properties by PEPR to a third party during the second and third quarters of 2009.

Our common ownership interest in PEPR and PEPF II was 33.1% and 32.1%, respectively, at March 31, 2010. During the first quarter of 2010, we purchased 15.8 million common units of PEPR for €80.4 million ($109.2 million). In addition, we earn a 10.5% annual return on €41.6 million of preferred units in PEPR that we acquired in December 2009.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea and two property funds in Japan through February 2009, at which time we sold our fund investments in Japan (see Note 2 to our Consolidated Financial Statements in Item 1), offset by investment management expenses. At March 31, 2010 and 2009, the Korea fund was the only fund in which we maintain an ownership interest, which owned 12 and 13 properties, respectively, that were 100% leased.

(4)	Includes property management fees and our share of income from joint ventures and other entities. Included in 2009 are fees earned from the Japan property funds from February through July 2009.
See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated investees.
Operational Outlook
Although the global market fundamentals began to show signs of stability in late 2009, the industrial real estate business has historically lagged the overall economy. Globally, demand for industrial distribution space is still soft, but we are seeing signs of increased customer activity, although this activity has yet to translate into increased occupancies. We expect demand in the U.S. to improve as Gross Domestic Product (“GDP”) growth returns. Market occupancy declines are slowing globally. Market rents remain lower than a year ago and we expect this to remain the case for the foreseeable future. However, we believe this situation will reverse itself when market occupancies trend upward.
In our total operating portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 29.6 million square feet and 108.1 million square feet of space during the first three months of 2010 and the year ended December 31, 2009, respectively, including 22.9 million square feet of leases signed in the first three months of 2009. On lease turnovers in the same store portfolio (as defined below), rental rates decreased 12.3% in the first quarter of 2010. The total operating portfolio was 89.2% leased at March 31, 2010, unchanged from December 31, 2009.
In our direct owned portfolio, we leased 12.7 million square feet, including 4.3 million square feet of new leases in our development portfolio (both completed properties and those under development) in the three months ended March 31, 2010. This compares to the first three months of 2009 when we leased 13.7 million square feet. Repeat business with our global customers is important to our long-term growth. During the first three months of 2010, 42.5% of the space leased in our newly developed properties was with repeat customers. Although leasing activity was slower on expiring leases during the first three months of 2010, existing customers renewed their leases 71.7% of the time in 2010 as compared with 74.4% for the same period in 2009. As of March 31, 2010, our total direct owned industrial operating portfolio was 83.7% leased, as compared with 82.7% at December 31, 2009 and 80.0% at March 31, 2009.
The industry as a whole has had sharply reduced levels of speculative new supply over the past year and a half. However, we have begun to experience an increase in customer requests for build-to-suit proposals, since much of the overall existing industry vacancy is in older, obsolete buildings and therefore does not meet these customers’ distribution space requirements. In response to this emerging demand, during the three months ended March 31, 2010, we started development of 3 properties totaling 1.9 million square feet, 2 of which were leased prior to the commencement of development. In an effort to monetize our land holdings, we plan to continue to take advantage of opportunities to develop generally pre-leased buildings on our land using development capital or take out commitments from one of our partners or customers. We will continue to evaluate future opportunities for such developments directly and also within unconsolidated investees, and we believe significant obsolescence and customers preference to lease, rather than own, facilities will continue to drive development demand, particularly in Europe and Asia.
In addition, during 2010, we completed the development of 2 buildings aggregating 0.9 million square feet that were 100.0% leased at March 31, 2010 and contributed 2 development properties aggregating 0.8 million square feet that were 100.0% leased. As of March 31, 2010, we owned 162 completed development properties that were 67.1% leased, as compared to 62.2% leased at December 31, 2009. In addition, we had 6 properties under development that were 60.7% leased. As of March 31, 2010, we expect to incur an additional $376.8 million of development and leasing costs related to our development portfolio. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we may continue to own them directly, thereby creating additional income in our direct owned segment, or we may contribute them to a property fund or sell them to a third party, generating cash to reduce our debt or for other corporate purposes.
Other Components of Income
General and Administrative (“G&A”) Expenses and Reduction in Workforce (“RIF”)
Net G&A expenses were $42.0 million and $48.2 million for the three months ended March 31, 2010 and 2009, respectively, and consisted of the following (in thousands):

	2010	2009

Gross G&A expense	$66,853	$77,840
Reported as rental expense	(5,001)	(4,935)
Reported as investment management expense	(10,319)	(10,576)
Capitalized amounts	(9,527)	(14,086)

Net G&A	$42,006	$48,243

Overall G&A expense decreased due to lower gross G&A expense, as a result of our RIF program in 2009 and various cost savings measures, offset by lower capitalized G&A, due to lower gross G&A expense and less development activity.
Depreciation and Amortization
Depreciation and amortization expenses were $86.2 million and $74.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase is due to the completion and leasing of properties.
Interest Expense
Interest expense for the three months ended March 31 includes the following components (in thousands):

	2010	2009

Gross interest expense	$105,009	$101,859
Amortization of discount, net	15,334	18,712
Amortization of deferred loan costs	6,482	3,378

Interest expense before capitalization	126,825	123,949
Capitalized amounts	(16,846)	(31,017)

Net interest expense	$109,979	$92,932

The increase in interest expense in 2010 over 2009 is due to increased borrowing rates and lower capitalization due to less development activity in 2010. Our weighted average interest rate was 5.98% and 4.82% at March 31, 2010 and 2009, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities.
Net Gains on Dispositions of Real Estate Properties
During the three months ended March 31, 2010, we recognized net gains of $11.8 million related to the contribution of properties ($8.1 million gain) and the sale of land parcels ($3.7 million gain). The contribution activity resulted in total cash proceeds of $111.2 million and included the contribution of one development property aggregating 0.3 million square feet to ProLogis North American Industrial Properties and the sale of 90% of one Japan development property with 0.5 million square feet. We will continue to own 10% of the Japan property, which is accounted for under the equity method. If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property fund. Due to our continuing involvement through our ownership in the property or the property fund acquiring the property, these dispositions are not included in discontinued operations.
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
We recognized net foreign currency exchange gains of $3.2 million and $44.0 million during the first three months of 2010 and 2009, respectively, related to the remeasurement of debt. Predominantly the gains recognized in earnings relate to the remeasurement of intercompany loans between the U.S. parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. In addition, we recognized net foreign currency exchange gains of $0.5 million and losses of $13.5 million from the settlement of transactions with third parties in the three months ended March 31, 2010 and 2009, respectively.
Gains (Loss) on Early Extinguishment of Debt
During the three months ended March 31, 2010 and 2009, in connection with our initiatives to reduce debt and stagger debt maturities, we purchased portions of several series of notes outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $47.6 million in 2010 and gains of $17.9 million in 2009. The gains or losses represent the difference between the recorded debt, including related debt issuance costs, premiums and discounts, and the consideration we paid to retire the debt. See Note 6 to our Consolidated Financial Statements in Item 1.

Income Tax Expense
During the three months ended March 31, 2010 and 2009, our current income tax expense was $9.8 million and $22.2 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our unrecognized tax benefit liabilities. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. In the first quarter of 2009, in connection with the sale of our investments in the Japan property funds, we recognized current tax expense of $20.5 million.
In 2010 and 2009, we recognized a deferred tax benefit of $1.6 million and $6.8 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. Deferred income tax liabilities also relate to indemnification agreements for contributions to certain property funds.
Discontinued Operations
Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately in our Consolidated Financial Statements in Item 1.
In 2010, we disposed of 8 properties to third parties aggregating 0.4 million square feet. The net gains on disposition of these properties of $8.1 million are reflected in discontinued operations, along with the results of operations of these properties for all periods presented.
In February 2009, we sold our operations in China. Accordingly, we have included the gain on sale of $3.3 million and the results of our China operations in discontinued operations.
During all of 2009, in addition to our China operations, we disposed of land subject to ground leases and 140 properties to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these disposed properties are included in discontinued operations. We had no properties classified as held for sale at March 31, 2010 or December 31, 2009.
See Notes 2 and 5 to our Consolidated Financial Statements in Item 1.
Other Comprehensive Income (Loss) – Foreign Currency Translation (Losses), Net
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
During the three months ended March 31, 2010 and March 31, 2009, we recognized losses in Other Comprehensive Income (Loss) of $118.0 million and $342.9 million, respectively, related to foreign currency translations of our international business units into U.S. dollars upon consolidation. In 2010, these losses are mainly the result of the strengthening of the U.S. dollar against the euro, yen and pound sterling from the beginning to the end of the period. In 2009, we recognized net losses due primarily to the strengthening U.S. dollar to the euro and pound sterling from the beginning to the end of the period and due to the sale of our China operations and investments in the Japan property funds, which both had cumulative translation gains at the time of sale.
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

	March 31, 2010		December 31, 2009		March 31, 2009
	Number of		Number of		Number of
Reportable Business Segment	Properties	Square Feet	Properties	Square Feet	Properties	Square Feet

Direct Owned	1,208	192,587	1,215	192,637	1,350	202,444
Investment Management	1,243	268,913	1,289	274,617	1,278	272,666

Totals	2,451	461,500	2,504	467,254	2,628	475,110

Same Store Analysis
We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2010, as those properties that were in operation at January 1, 2009, and have been in operation throughout the three-

month periods in both 2010 and 2009, including completed development properties. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods, to derive the same store results. The same store portfolio, for the three months ended March 31, 2010, included 2,386 properties that aggregated 439.9 million square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the three months ended March 31, 2010 and 2009, as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

			Percentage
	2010	2009	Change

Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$230,277	$216,124
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(26,818)	(14,689)
Effect of changes in foreign currency exchange rates and other	(90)	738
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	381,986	384,277

Same store portfolio — rental income (2)(3)	585,355	586,450	(0.19)%

Less completed development properties (4)	(44,203)	(27,715)

Adjusted same store portfolio – rental income (2)(3)(4)	$541,152	$558,735	(3.15)%

			Percentage
	2010	2009	Change

Rental Expenses (1)(5)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$67,654	$66,795
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(11,801)	(8,997)
Effect of changes in foreign currency exchange rates and other	8,320	5,411
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	95,636	83,936

Same store portfolio — rental expenses (3)(5)	159,809	147,145	8.61%

Less completed development properties (4)	(16,485)	(13,386)

Adjusted same store portfolio – rental expenses (3)(4)(5)	$143,324	$133,759	7.15%

			Percentage
	2010	2009	Change

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$162,623	$149,329
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(15,017)	(5,692)
Effect of changes in foreign currency exchange rates and other	(8,410)	(4,673)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	286,350	300,341

Same store portfolio — net operating income (3)	425,546	439,305	(3.13)%

Less completed development properties (4)	(27,718)	(14,329)

Adjusted same store portfolio – net operating income (3)(4)	$397,828	$424,976	(6.39)%

(1)	As discussed above, our same store portfolio aggregates industrial and retail properties from our consolidated portfolio and industrial properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	Rental income in the same store portfolio includes straight-line rents and rental recoveries, as well as base rent. We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial and retail properties and those industrial properties owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	The same store portfolio results include the benefit of leasing our completed development properties that meet our definition. We have also presented the results for the adjusted same store portfolio by excluding the 136 completed development properties that we owned as of January 1, 2009 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

(5)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.
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
During 2010, we continued to focus on staggering and extending our debt maturities through the following activities:
•	In March 2010, we issued $1.56 billion of senior debt, consisting of:
•	$800 million with a stated rate of 6.875% and a maturity of March 2020;

•	$300 million with a stated rate of 6.25% and a maturity of March 2017; and

•	$460 million of convertible notes with a stated rate of 3.25% and a maturity of March 2015.
The proceeds were used to repay borrowings on our global line of credit, including amounts used to repurchase debt as discussed below.
•	We completed a tender offer for our 5.5% senior notes due April 1, 2012 and March 1, 2013. We repurchased $422.5 million original principal amount for $449.4 million.
•	We repurchased $490.0 million original principal amount of the convertible debt we had issued in 2007 and 2008, with the first cash put dates in 2012 and 2013, respectively, for $465.1 million.

•	We generated proceeds of $27.4 million from the issuance of 2.2 million common shares under our at-the-market equity issuance program, which is net of $0.6 million of costs paid to our sales agent.
Near-Term Principal Cash Sources and Uses
In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following:
•	completion of the development and leasing of the properties in our development portfolio (a);
•	selective development of new operating properties, that are generally pre-leased, for long-term investment utilizing our existing land;
•	repayment of debt, including payments on our credit facilities or opportunistic repurchases of convertible, senior or other notes;
•	scheduled principal payments in the remainder of 2010 of $208.3 million, which we expect to repay with borrowings on our Global Line;
•	capital expenditures and leasing costs on properties;
•	investments in current or future unconsolidated property funds and our expected remaining capital commitments of $268.0 million (b); and
•	depending on market conditions, direct acquisition or development of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment.

(a)	As of March 31, 2010, we had 6 properties under development with a current investment of $195.1 million and a total expected investment of $395.3 million when completed and leased, with $200.2 million remaining to be spent. We also had 162 completed development properties with a current investment of $4.0 billion and a total expected investment of $4.2 billion when leased, with $176.6 million remaining to be spent.

(b)	We may fulfill our equity commitment with properties we contribute to the property fund or cash, depending on the property fund. However, to the extent a property fund acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the property fund. During the three months ended March 31, 2010, we used cash for investments in or loans to the unconsolidated investees of approximately $114.0 million, which included investments in PEPR’s common units of $109.2 million.
We expect to fund our cash needs principally with cash from the following sources, all subject to market conditions:
•	available cash balances ($55.9 million at March 31, 2010);
•	property operations;
•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;
•	proceeds from the disposition of properties or land parcels to third parties;
•	cash proceeds from the contributions of properties to property funds;
•	borrowing capacity under our Global Line ($1.8 billion available as of March 31, 2010), other facilities or borrowing arrangements;
•	proceeds from the issuance of equity securities (including sales under our at-the-market equity issuance program, under which we have 48.1 million common shares remaining); and
•	proceeds from the issuance of debt securities, including secured mortgage debt.
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
Equity Commitments related to future contributions to Property Funds
Certain property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash or the commitments may expire unused. Our fund partners fulfill their equity commitment with cash. We are committed to offer to contribute substantially all of the properties that we develop and stabilize in Europe and Mexico to certain of these funds. These property funds are committed to acquire such properties, subject to certain requirements, including that the properties meet certain specified leasing and other criteria, and that the property funds have available capital. We are not obligated to contribute properties at a loss. Depending on market conditions, our liquidity needs and other factors, we may make contributions of properties to these property funds through the remaining commitment period in 2010.
For more information on our commitments to the property funds, see Note 4 to our Consolidated Financial Statements in Item 1.

Cash Provided by Operating Activities
Net cash provided by operating activities was $8.7 million and $184.3 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in 2010 is due primarily to lower net earnings, adjusted for non-cash items, as well as the settlement of $66.9 million of value added tax receivables in the first quarter of 2009. In 2010, cash provided by operating activities was less than the cash distributions paid on common shares and dividends paid on preferred shares.
Cash Investing and Cash Financing Activities
For the three months ended March 31, 2010 and 2009, investing activities used net cash of $8.9 million and provided net cash of $930.0 million, respectively. The following are the significant activities for both periods presented:
•	We generated cash from contributions and dispositions of properties and land parcels of $180.9 million and $130.8 million during 2010 and 2009, respectively.
•	We invested $103.4 million in real estate during 2010 and $505.6 million for the same period in 2009; including acquisitions of land for future development, costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties.
•	We invested cash of $114.0 million and $63.4 million during 2010 and 2009, respectively, in unconsolidated investees including investments in connection with property contributions we made and repayment of debt by the investees. In 2010, we acquired 15.8 million common units in PEPR for $109.2 million, which increased our common ownership in PEPR to 33.1%.
•	We received distributions from unconsolidated investees as a return of investment of $27.3 million and $14.5 million during 2010 and 2009, respectively.
•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our credit facilities.
For the three months ended March 31, 2010 and 2009, financing activities provided net cash of $22.4 million and used net cash of $1.2 billion, respectively. The following are the significant activities for both periods presented:
•	In 2010, we purchased and extinguished $957.7 million original principal amount of our senior and convertible notes and secured mortgage debt, for a total of $961.1 million. In 2009, we purchased and extinguished $48.2 million original principal amount of our convertible notes for $24.8 million.
•	In March 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of convertible notes due 2015. The proceeds were used to repay borrowings under our credit facilities. We also issued $86.7 million in secured mortgage debt.
•	We had net payments on our credit facilities of $561.2 million and $1.0 billion during 2010 and 2009, respectively.
•	On our other debt, we made net payments of $30.5 million and $28.0 million during 2010 and 2009, respectively.
•	We generated proceeds from the sale and issuance of common shares under our various common share plans of $28.3 million in 2010, primarily from our at-the-market equity issuance program, and $0.6 million during 2009.
•	We paid distributions of $71.7 million and $66.9 million to our common shareholders during 2010 and 2009, respectively. We paid dividends on our preferred shares of $6.4 million during both 2010 and 2009.

Off-Balance Sheet Arrangements
Property Fund Debt
We had investments in and advances to the property funds at March 31, 2010 of $2.0 billion. The property funds had total third party debt of $8.8 billion (for the entire entity, not our proportionate share) at March 31, 2010 that matures as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Discount	Total (1)

ProLogis California LLC	$—	$—	$—	$—	$137.5	$172.5	$—	$310.0
ProLogis North American Properties Fund I (2)	122.7	111.8	—	—	—	—	—	234.5
ProLogis North American Properties Fund VI-VIII	0.2	0.3	625.8	12.4	—	—	—	638.7
ProLogis North American Properties Fund XI	32.4	0.6	0.7	0.4	—	—	(0.1)	34.0
ProLogis North American Industrial Fund (3)	—	—	52.0	80.0	—	1,112.2	—	1,244.2
ProLogis North American Industrial Fund II (4)	157.5	—	154.0	64.0	563.9	391.2	(8.8)	1,321.8
ProLogis North American Industrial Fund III (5)	1.9	120.7	93.2	385.6	146.5	280.0	(2.4)	1,025.5
ProLogis Mexico Industrial Fund (6)	—	—	99.1	170.0	—	—	—	269.1
ProLogis European Properties (7)	73.8	—	337.6	522.5	1,255.3	—	—	2,189.2
ProLogis European Properties Fund II (8)	349.9	—	152.2	493.0	479.0	46.9	—	1,521.0
ProLogis Korea Fund	—	16.3	32.9	—	—	—	—	49.2

Total property funds	$738.4	$249.7	$1,547.5	$1,727.9	$2,582.2	$2,002.8	$(11.3)	$8,837.2

(1)	As of March 31, 2010, we had not guaranteed any of the third party debt of the property funds. See note (4) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. As noted below, a majority of the 2010 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. Information on remaining equity commitments of the property funds is presented above. As discussed earlier, we have not presented information related to ProLogis North American Properties Fund IX and X.

(2)	The debt included in 2010 maturities is due December 2010. The property fund is in discussions about a re-financing or extending the term of this debt.

(3)	ProLogis North American Industrial Fund has a $50.0 million credit facility that matures July 17, 2010. The entire facility was available at March 31, 2010.

(4)	We have pledged properties we own directly, valued at approximately $275.0 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014 and related interest rate swap contracts. Of the $157.5 million due in 2010, on April 21, 2010, the property fund extended $81.0 million with the current lender for five years and refinanced $71.0 million with new secured mortgage debt with a seven year maturity. The remaining balance was paid with cash.

(5)	We have a note receivable from this property fund. The outstanding balance at March 31, 2010 was $22.6 million and is not included in the maturities above as it is not third party debt.

(6)	In addition to its existing third party debt, this property fund has a note payable to us for $14.3 million at March 31, 2010.

(7)	The amount reflected as a 2010 maturity was repaid in May 2010. PEPR has a €100 million credit facility (approximately $136.6 million) due December 2010. The entire facility was available at March 31, 2010. The fund is currently negotiating a replacement credit facility with lenders.

(8)	As of March 31, 2010, PEPF II had a €300 million credit facility (approximately $409.8 million) due July 2010, under which $349.9 million was outstanding and $59.9 million was available to borrow under this facility. On April 22, 2010, PEPF II issued GBP 115.7 million ($178.1 million) of secured mortgage debt with a maturity of April 2022, the proceeds of which were used to repay a portion of the outstanding balance of the credit facility. The fund is currently negotiating a €50 million working capital facility with lenders.
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
We paid a cash distribution of $0.15 per common share for the first quarter on February 26, 2010. On May 3, 2010, our Board declared the second quarter distribution of $0.15 per common share that will be payable May 28, 2010 to shareholders of record on May 14, 2010.

The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board during the year.
At March 31, 2010, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
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
To arrive at FFO, excluding significant non-cash items, we adjust FFO, including significant non-cash items, to exclude the following items that we recognized directly or our share recognized by our unconsolidated investees:
Non-recurring items
(i)	impairment charges related to the sale of our China operations;
(ii)	impairment charges of goodwill; and
(iii)	our share of the losses recognized by PEPR on the sale of its investment in PEPF II.
Recurring items
(i)	impairment charges of completed development properties that we contributed or expect to contribute to a property fund;

(ii)	impairment charges of land or other real estate properties that we sold or expect to sell;

(iii)	impairment charges of other non-real estate assets, including equity investments;

(iv)	our share of impairment charges of real estate that is sold or expected to be sold by an unconsolidated investee; and

(v)	gains or losses from the early extinguishment of debt.
We believe that these items, both recurring and non-recurring, are driven by factors relating to the fundamental disruption in the global financial and real estate markets, rather than factors specific to the company or the performance of our properties or investments.
The impairment charges of real estate properties that we have recognized were primarily based on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment. In order to generate liquidity, we decided to sell our China operations in the fourth quarter of 2008 at a loss and, therefore, we recognized an impairment charge. Also, to generate liquidity, we have contributed or intend to contribute certain completed properties to property funds and sold or intend to sell certain land parcels or properties to third parties. To the extent these properties are expected to be sold at a loss, we record an impairment charge when the loss is known. The impairment charges related to goodwill and other assets that we have recognized were similarly caused by the decline in the real estate markets.
Certain of our unconsolidated investees have recognized and may continue to recognize similar impairment charges of real estate that they expect to sell, which impacts our equity in earnings of such investees.

In connection with our announced initiatives to reduce debt and extend debt maturities, we have purchased portions of our debt securities. As a result, we recognized net gains or losses on the early extinguishment of certain debt. Certain of our unconsolidated investees have recognized or may recognize similar gains or losses, which impacts our equity in earnings of such investees.
During this turbulent time, we have recognized certain of these recurring charges and gains over several quarters since the fourth quarter of 2008 and we believe it is reasonably likely that we will recognize similar charges and gains in the near future, which we anticipate to be through the second or third quarter of 2010. As we continue to focus on generating liquidity, we believe it is likely that we will recognize additional impairment charges of land, completed properties and certain other non-real estate assets that we or our unconsolidated investees will sell in the near future. However, we believe that as the financial markets stabilize, our liquidity needs change and the capital available to the existing unconsolidated property funds to acquire our completed development properties is expended, the potential for impairment charges of real estate properties or other non-real estate assets will disappear or become immaterial in the near future.
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
As described above, we began using FFO, excluding significant non-cash items, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared to similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of short-term items that we do not expect to affect the underlying long-term performance of the properties we own. As noted above, we believe the long-term performance of our properties is principally driven by rental income. We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.
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
We compensate for these limitations by using our FFO measures only in conjunction with net earnings computed under GAAP when making our decisions. To assist investors in compensating for these limitations, we reconcile our defined FFO measures to our net earnings computed under GAAP. This information should be read with our complete financial statements prepared under GAAP and the rest of the disclosures we file with the SEC to fully understand our FFO measures and the limitations on its use.
FFO including significant non-cash items, attributable to common shares as defined by us was $7.1 million and $242.3 million for the three months ended March 31, 2010 and 2009, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $22.9 million and $232.3 million for the three months ended March 31, 2010 and 2009, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Reconciliation of net earnings to FFO
Net earnings (loss) attributable to common shares	$(91,129)	$178,732

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	82,854	70,383
Adjustments to gains on dispositions for depreciation	(1,629)	(751)
Gains on dispositions of non-development properties	103	1,621
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development properties	(8,083)	—
Real estate related depreciation and amortization	66	6,413

Total discontinued operations	(8,017)	6,413
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	37,641	38,317
Other amortization items	(3,474)	(3,590)

Total unconsolidated investees	34,167	34,727

Total NAREIT defined adjustments	107,478	112,393

Subtotal-NAREIT defined FFO	16,349	291,125

Add (deduct) our defined adjustments:
Foreign currency exchange gains, net	(3,209)	(43,948)
Deferred income tax benefit	(1,551)	(6,840)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	(787)	1,651
Unrealized gains on derivative contracts, net	(4,060)	(1,854)
Deferred income tax expense	375	2,131

Total unconsolidated investees	(4,472)	1,928

Total our defined adjustments	(9,232)	(48,860)

FFO, including significant non-cash items, attributable to common shares, as defined by us	7,117	242,265
Net gain related to disposed assets — China operations	—	(3,315)
Losses (gains) on early extinguishment of debt	15,233	(17,928)
Our share of certain losses recognized by the property funds	575	11,283

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$22,925	$232,305

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At March 31, 2010, we have one TMK bond agreement with a variable interest rate and concurrently entered into interest rate swap agreements to fix the interest rate for the term of the notes totaling ¥10.0 billion ($106.1 million as of March 31, 2010). We have no other derivative contracts outstanding at March 31, 2010.
Our primary interest rate risk is created by the variable rate lines of credit. During the three months ended March 31, 2010, we had weighted average daily outstanding borrowings of $735.3 million on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $0.4 million of cash flow for the three months ended March 31, 2010.

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
Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At March 31, 2010, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At March 31, 2010, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

Item 4.	Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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

Item 1A.	Risk Factors
As of March 31, 2010, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	[Removed and Reserved].

Item 5.	Other Information
None.

Item 6.	Exhibits

10.1*	First Amendment of ProLogis 2006 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Comprehensive Loss, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Managing Director and Chief Accounting Officer

Date: May 5, 2010

Index to Exhibits

10.1*	First Amendment of ProLogis 2006 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from ProLogis’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Comprehensive Loss, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text.

*	Management Contract or Compensatory Plan or Arrangement