Form 10-Q
period 2010-06-30
PROLOGIS
filed 2010-08-05
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common shares as of July 30, 2010 was 476,794,800.

PROLOGIS
INDEX

Page
Number(s)
PART I. Financial Information
Item 1. Consolidated Balance Sheets — June 30, 2010 and December 31, 2009	1
Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 and 2009	2
Consolidated Statement of Equity — Six Months Ended June 30, 2010 June 30, 2010	3
Consolidated Statements of Comprehensive Income (Loss) — Six Months Ended June 30, 2010 and 2009 2009	3
Consolidated Statements of Cash Flows — Six Months Ended June 30, 2010 and 2009	4
Notes to Consolidated Financial Statements	5
Report of Independent Registered Public Accounting Firm	20
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	36
Item 4. Controls and Procedures	37
PART II. Other Information
Item 1. Legal Proceedings	37
Item 1A. Risk Factors	37
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. [Removed and Reserved]	37
Item 5. Other Information	37
Item 6. Exhibits	37
EX-10.1
EX-12.1
EX-12.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

     PART 1.
     Item 1. Financial Statements
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2010	December 31,
	(Unaudited)	2009

ASSETS
Real estate	$14,953,560	$15,215,896
Less accumulated depreciation	1,801,602	1,671,100

	13,151,958	13,544,796
Investments in and advances to unconsolidated investees	2,056,812	2,151,723
Cash and cash equivalents	25,102	34,362
Accounts and notes receivable	153,193	136,754
Other assets	1,011,414	1,017,780

Total assets	$16,398,479	$16,885,415

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,176,178	$7,977,778
Accounts payable and accrued expenses	397,685	455,919
Other liabilities	465,250	444,432

Total liabilities	9,039,113	8,878,129

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at June 30, 2010 and December 31, 2009	125,000	125,000
Common Shares; $0.01 par value; 476,696 shares issued and outstanding at June 30, 2010 and 474,162 shares issued and outstanding at December 31, 2009	4,767	4,742
Additional paid-in capital	8,566,388	8,524,867
Accumulated other comprehensive income (loss)	(386,546)	42,298
Distributions in excess of net earnings	(1,192,677)	(934,583)

Total ProLogis shareholders’ equity	7,341,932	7,987,324
Noncontrolling interests	17,434	19,962

Total equity	7,359,366	8,007,286

Total liabilities and equity	$16,398,479	$16,885,415

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Rental income	$229,790	$224,882	$460,018	$440,974
Property management and other fees and incentives	28,307	31,774	56,969	65,408
CDFS disposition proceeds	—	—	—	180,237
Development management and other income	2,634	1,823	3,710	4,584

Total revenues	260,731	258,479	520,697	691,203

Expenses:
Rental expenses	65,274	68,884	132,851	135,600
Investment management expenses	9,931	10,819	20,250	21,395
General and administrative	38,921	41,450	80,927	89,693
Reduction in workforce	—	6,868	—	11,330
Impairment of real estate properties	367	84,218	367	84,218
Depreciation and amortization	87,476	76,941	173,675	151,391
Other expenses	4,649	4,584	8,916	11,003

Total expenses	206,618	293,764	416,986	504,630

Operating income (loss)	54,113	(35,285)	103,711	186,573

Other income (expense):
Earnings (loss) from unconsolidated property funds, net	(44)	17,398	5,850	19,496
Earnings from other unconsolidated investees, net	3,348	1,342	5,427	3,543
Interest expense	(118,920)	(83,049)	(228,899)	(175,981)
Other income (expense), net	(1,370)	859	(1,542)	4,175
Net gains on dispositions of real estate properties	10,959	7,904	22,766	8,792
Foreign currency exchange gains (losses), net	(7,206)	(9,025)	(3,518)	21,512
Gain (loss) on early extinguishment of debt	975	143,280	(46,658)	161,208

Total other income (expense)	(112,258)	78,709	(246,574)	42,745

Earnings (loss) before income taxes	(58,145)	43,424	(142,863)	229,318
Current income tax expense	598	12,577	10,351	34,766
Deferred income tax benefit	(40,847)	(8,771)	(42,398)	(15,599)

Total income taxes	(40,249)	3,806	(32,047)	19,167

Earnings (loss) from continuing operations	(17,896)	39,618	(110,816)	210,151

Discontinued operations:
Income attributable to disposed properties	327	8,897	592	20,649
Net gain related to disposed assets — China operations	—	—	—	3,315
Net gains on dispositions:
Non-development properties	979	185,521	9,062	185,521
Development properties and land subject to ground leases	—	11,692	65	11,503

Total discontinued operations	1,306	206,110	9,719	220,988

Consolidated net earnings (loss)	(16,590)	245,728	(101,097)	431,139
Net earnings attributable to noncontrolling interests	(191)	(494)	(444)	(804)

Net earnings (loss) attributable to controlling interests	(16,781)	245,234	(101,541)	430,335
Less preferred share dividends	6,369	6,369	12,738	12,738

Net earnings (loss) attributable to common shares	$(23,150)	$238,865	$(114,279)	$417,597

Weighted average common shares outstanding — Basic	476,791	406,539	475,898	342,183

Weighted average common shares outstanding — Diluted	476,791	409,504	475,898	345,106

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.05)	$0.08	$(0.26)	$0.57
Discontinued operations	—	0.51	0.02	0.65

Net earnings (loss) per share attributable to common shares — Basic	$(0.05)	$0.59	$(0.24)	$1.22

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.05)	$0.08	$(0.26)	$0.57
Discontinued operations	—	0.50	0.02	0.64

Net earnings (loss) per share attributable to common shares — Diluted	$(0.05)	$0.58	$(0.24)	$1.21

Distributions per common share	$0.15	$0.15	$0.30	$0.40

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENT OF EQUITY
Six Months Ended June 30, 2010
(Unaudited)
(In thousands)

		Common Shares			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Shares	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity

Balance as of January 1, 2010	$350,000	474,162	$4,742	$8,524,867	$42,298	$(934,583)	$19,962	$8,007,286
Consolidated net earnings (loss)	—	—	—	—	—	(101,541)	444	(101,097)
Issuances of common shares under common share plans, net of issuance costs	—	2,484	25	26,602	—	—	—	26,627
Conversions of noncontrolling interests, net	—	50	—	318			(318)	—
Foreign currency translation losses, net	—	—	—	—	(409,567)	—	(2,302)	(411,869)
Unrealized losses and amortization on derivative contracts, net	—	—	—	—	(19,277)	—	—	(19,277)
Cost of share-based compensation awards	—	—	—	14,601	—	—	—	14,601
Distributions	—	—	—	—	—	(156,553)	(352)	(156,905)

Balance as of June 30, 2010	$350,000	476,696	$4,767	$8,566,388	$(386,546)	$(1,192,677)	$17,434	$7,359,366

PROLOGIS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009

Net earnings (loss) attributable to controlling interests	$(101,541)	$430,335
Other comprehensive income (loss):
Foreign currency translation losses, net	(409,567)	(67,198)
Unrealized gains (losses) and amortization on derivative contracts, net	(19,277)	12,517

Comprehensive income (loss) attributable to common shares	$(530,385)	$375,654

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009

Operating activities:
Net earnings (loss) attributable to controlling interests	$(101,541)	$430,335
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Noncontrolling interest share in earnings, net	444	948
Straight-lined rents	(21,511)	(19,372)
Cost of share-based compensation awards	11,909	12,901
Depreciation and amortization	173,802	161,893
Equity in earnings from unconsolidated investees	(11,277)	(23,841)
Changes in operating receivables and distributions from unconsolidated investees	53,525	32,286
Amortization of deferred loan costs	13,917	6,249
Amortization of debt discount, net	27,532	35,343
Impairment of real estate properties	367	84,218
Gains on dispositions of assets included in discontinued operations	(9,127)	(200,339)
Gains recognized on disposition of investments in Japan property funds	—	(180,237)
Gains recognized on property dispositions, net	(22,766)	(8,792)
Loss (gain) on early extinguishment of debt	46,658	(161,208)
Unrealized foreign currency exchange losses (gains), net	4,229	(43,837)
Deferred income tax benefit	(42,398)	(15,611)
Decrease in accounts and notes receivable and other assets	32,689	70,492
Decrease in accounts payable and accrued expenses and other liabilities	(57,322)	(40,470)

Net cash provided by operating activities	99,130	140,958

Investing activities:
Real estate investments	(252,166)	(853,039)
Tenant improvements and lease commissions on previously leased space	(22,781)	(24,533)
Non-development capital expenditures	(11,836)	(8,210)
Investments in and net advances to unconsolidated investees	(137,731)	(103,833)
Proceeds from disposition of investments in Japan property funds	—	500,000
Return of investment from unconsolidated investees	41,644	32,119
Proceeds from dispositions of real estate assets — China operations	—	845,468
Proceeds from dispositions of real estate assets	260,026	959,914
Proceeds from repayment of notes receivable	388	8,222

Net cash (used in) provided by investing activities	(122,456)	1,356,108

Financing activities:
Proceeds from sales and issuances of common shares	28,714	1,155,536
Distributions paid on common shares	(143,815)	(133,292)
Dividends paid on preferred shares	(12,708)	(12,708)
Noncontrolling interest distributions, net	(352)	(685)
Debt and equity issuance costs paid	(25,270)	(47,567)
Net payments on credit facilities	(275,508)	(2,250,295)
Repurchase of senior and convertible senior notes and extinguishment of secured mortgage debt	(1,190,463)	(640,167)
Proceeds from issuance of senior and convertible senior notes and secured mortgage debt	1,686,388	390,952
Payments on senior notes, secured mortgage debt and assessment bonds	(50,439)	(56,245)

Net cash provided by (used in) financing activities	16,547	(1,594,471)

Effect of foreign currency exchange rate changes on cash	(2,481)	(3,048)
Net decrease in cash and cash equivalents	(9,260)	(100,453)
Cash and cash equivalents, beginning of period	34,362	174,636

Cash and cash equivalents, end of period	$25,102	$74,183

See Note 12 for information on non-cash investing and financing activities and other information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General
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
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2010, our results of operations for the three and six months ended June 30, 2010 and 2009, and our cash flows for the six months ended June 30, 2010 and 2009 have been included. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2009 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
Certain amounts included in the accompanying Consolidated Financial Statements for 2009 have been reclassified to conform to the 2010 financial statement presentation.
Recent Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that was effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a variable interest entity (“VIE”) and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard also requires ongoing assessments at each reporting period of which party within the VIE is considered the primary beneficiary and additional disclosures related to VIE’s. The adoption of this standard on January 1, 2010 did not have a material impact on our financial position or results of operations.
2. Sale of China Operations and Property Fund Interest in Japan
On February 9, 2009, we sold our operations in China and our property fund interests in Japan to affiliates of GIC Real Estate, the real estate investment company of the Government of Singapore Investment Corporation, for total cash consideration of $1.3 billion ($845.5 million related to China and $500.0 million related to the Japan investments). We used the proceeds primarily to pay down borrowings on our credit facilities.
At December 31, 2008, we recognized an impairment charge based on the carrying values of the net assets of the China operations, as compared with the estimated sales proceeds less costs to sell. In connection with the sale in the first quarter of 2009, we recognized a $3.3 million gain.
In connection with the sale of our investments in the Japan property funds in the first quarter of 2009, we recognized a net gain of $180.2 million. The gain is reflected as CDFS Disposition Proceeds in our Consolidated Statements of Operations, as it represents the recognition of previously deferred gains on the contribution of properties to these property funds based on our ownership interest in the property funds at the time of original contribution. We also recognized $20.5 million in current income tax expense related to a portion of the transaction.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
3. Real Estate
Real estate assets are presented at cost, and consist of the following (in thousands):

	June 30,	December 31,
	2010	2009

Industrial properties (1):
Improved land	$2,608,987	$2,625,885
Buildings and improvements	8,879,496	8,919,616
Retail and office properties (2):
Improved land	76,239	76,239
Buildings and improvements	227,189	226,599
Properties under development, including cost of land (3)	199,434	191,127
Land held for development (4)	2,282,223	2,569,343
Land subject to ground leases and other	430,349	373,422
Other investments (5)	249,643	233,665

Total real estate assets	14,953,560	15,215,896
Less accumulated depreciation	1,801,602	1,671,100

Net real estate assets	$13,151,958	$13,544,796

(1)	At June 30, 2010 and December 31, 2009, we had 1,187 and 1,188 industrial properties consisting of 192.7 million square feet and 191.6 million square feet, respectively. This includes operating properties we developed that we refer to as our completed development properties.

(2)	At both June 30, 2010 and December 31, 2009, we had 27 retail properties consisting of 1.0 million square feet. We also owned two office properties with an aggregate cost of $39.3 million and $39.1 million at June 30, 2010 and December 31, 2009, respectively.

(3)	Properties under development consisted of 9 properties aggregating 4.5 million square feet at June 30, 2010 and 5 properties aggregating 2.9 million square feet at December 31, 2009. Our total expected investment upon completion of the properties under development at June 30, 2010 was $459.8 million, including land, development and leasing costs.

(4)	Land held for development consisted of 10,101 acres and 10,360 acres at June 30, 2010 and December 31, 2009, respectively and includes land parcels that we may develop or sell depending on market conditions and other factors.

(5)	Other investments may include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) certain infrastructure costs related to projects we are developing on behalf of others; (iii) costs incurred related to future development projects, including purchase options on land; (iv) costs related to our corporate office buildings, which we occupy; and (v) earnest money deposits associated with potential acquisitions.
At June 30, 2010, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea).
During the six months ended June 30, 2010, we recognized net gains of $22.8 million, which related to the contribution of land and operating properties to unconsolidated investees ($19.1 million gain) and the sale of land parcels to third parties ($3.7 million gain).
The contribution activity resulted in cash proceeds of $150.1 million related to one development property aggregating 0.6 million square feet contributed to ProLogis European Properties Fund II, the sale of 90% of one development property in Japan with 0.5 million square feet and the contribution of one development property aggregating 0.3 million square feet to ProLogis North American Industrial Properties Fund. We continue to own 10% of the Japan property, which is accounted for under the equity method of accounting, and we continue to manage the property.
We also received cash proceeds of $34.6 million related to the contribution of 41 acres of land to ProLogis European Properties Fund II on which we will develop an 0.8 million square foot building on behalf of the property fund and earn development fees.
During the first quarter of 2010, we received proceeds of $13.2 million, which represented the development costs we incurred relating to the sale of a building in Japan to a third party. As we have a purchase option on this building, we recorded a liability for the cash received and did not recognize a sale for accounting purposes.
If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property or the property fund until the property is sold to a third party. If we realize a loss on contribution, we recognize the full amount of the impairment as soon as it is known. Due to our continuing involvement through our ownership in the property fund or, in the case of the Japan property, the property itself, these dispositions are not included in discontinued operations. See Note 5 for further discussion of properties we sold to third parties that are reported in discontinued operations.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
On June 4, 2010, we acquired six properties aggregating 1.0 million square feet with a combined purchase price of $60.4 million, which was allocated to real estate and other assets.
During the second quarter of 2009, we recorded impairment charges of $84.2 million related primarily to completed development properties in Europe and Mexico that we expected to contribute to unconsolidated property funds. The charges represented the difference between the estimated proceeds from disposition and our cost basis and were due to our intent at that time to contribute these properties. Some of the properties have been contributed, with the remainder now being held for long term investment, net of the impairment.
Changes in economic and operating conditions and our ultimate investment intent with regard to our investments in land and operating properties that occur in the future may result in additional impairment charges.
4. Unconsolidated Investees
Summary of Investments
Our investments in and advances to unconsolidated investees, which we account for under the equity method, are summarized by type of investee as follows (in thousands):

	June 30,	December 31,
	2010	2009

Property funds	$1,776,646	$1,876,650
Other investees	280,166	275,073

Totals	$2,056,812	$2,151,723

Property Funds
We have investments in several property funds that own portfolios of operating industrial properties. Many of these properties were originally developed by us and contributed to these property funds, although certain of the property funds have also acquired properties from third parties. When we contribute a property to a property fund, we may receive ownership interests as part of the proceeds generated by the contribution. We earn fees for acting as manager of the property funds and the properties they own. We may earn additional fees by providing other services including, but not limited to, acquisition, development, construction management, leasing and financing activities. We may also earn incentive performance returns based on the investors’ returns over a specified period.
Summarized information regarding our investments in the property funds is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Earnings (loss) from unconsolidated property funds:
North America	$(5,385)	$9,495	$(8,199)	$953
Europe	5,134	7,201	13,663	15,075
Asia	207	702	386	3,468

Total earnings (loss) from unconsolidated property funds, net	$(44)	$17,398	$5,850	$19,496

Property management and other fees and incentives:
North America	$14,712	$15,325	$29,088	$30,795
Europe	12,372	12,282	25,267	24,732
Asia	187	332	376	2,175

Total property management and other fees and incentives	$27,271	$27,939	$54,731	$57,702

We also earned property management fees from joint ventures and other entities of $1.0 million and $2.2 million during the three and six months ended June 30, 2010 and $3.8 million and $7.7 million during the three and six months ended June 30, 2009, respectively.
Information about our investments in the property funds is as follows (dollars in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Ownership Percentage		Investment in and Advances to
	June 30,	December 31,	June 30,	December 31,
Property Fund (1)	2010	2009	2010	2009

ProLogis California	50.0%	50.0%	$94,230	$94,498
ProLogis North American Properties Fund I	41.3%	41.3%	18,248	21,295
ProLogis North American Properties Fund VI	20.0%	20.0%	33,355	34,424
ProLogis North American Properties Fund VII	20.0%	20.0%	31,925	32,289
ProLogis North American Properties Fund VIII	20.0%	20.0%	11,810	12,283
ProLogis North American Properties Fund XI	20.0%	20.0%	23,618	22,115
ProLogis North American Industrial Fund	23.1%	23.0%	240,708	241,988
ProLogis North American Industrial Fund II	37.0%	37.0%	316,395	336,511
ProLogis North American Industrial Fund III	20.0%	20.0%	137,292	140,047
ProLogis Mexico Industrial Fund	24.2%	24.2%	70,476	74,754
ProLogis European Properties (“PEPR”) (2)	33.1%	24.8%	455,015	383,389
ProLogis European Properties Fund II (“PEPF II”)	31.8%	32.1%	323,193	461,631
ProLogis Korea Fund	20.0%	20.0%	20,381	21,426

Totals			$1,776,646	$1,876,650

(1)	During the fourth quarter of 2009, we recognized an impairment charge that represented the entire carrying value of our investments in ProLogis North American Properties Funds IX and X after events indicated that we may not be able to recover our investment. We do not have any material financial exposure related to our investments in these property funds. As a result, we are no longer recognizing our share of the earnings or loss generated by these property funds and we have not included these property funds in our disclosures beginning January 1, 2010. During the second quarter of 2010, ProLogis North American Properties Fund IX conveyed all its properties to its lender with no additional loss to us.

(2)	Included in our investment balance are 7.0 million preferred units in PEPR with an annual 10.5% dividend. The preferred units are convertible into common units at a rate of one for one at our option. PEPR has the option to redeem the units on, or after, December 2016 or in certain limited circumstances. During the first quarter of 2010, we purchased 15.8 million additional common units of PEPR for €80.4 million ($109.2 million).
Certain property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash, or the commitments may expire unused. Our fund partners fulfill their equity commitment with cash.
The following table outlines the activity of these commitments in 2010 (in millions):

	NAIF (1)		Mexico (2)		PEPF II (3)
							Fund
		Fund		Fund	ProLogis	ProLogis	Partners
	ProLogis	Partners	ProLogis	Partners	Series A	Series B	Series B

Remaining equity commitments at December 31, 2009	$18.4	$37.5	$44.3	$246.7	€295.9	€163.7	€515.8
Capital called	(5.4)	(17.8)	—	—	—	(18.7)	(59.0)
Expiration of commitments	(13.0)	(19.7)	—	—	—	—	—

Remaining equity commitments at June 30, 2010 (local currency)	$—	$—	$44.3	$246.7	€295.9	€145.0	€456.8

Remaining equity commitments at June 30, 2010 (in U.S. dollars)	$—	$—	$44.3	$246.7	$363.3	$178.0	$560.8

(1)	In the first quarter of 2010, the ProLogis North American Industrial Fund called $23.2 million of capital to acquire one property from us and to repay debt. The remaining equity commitments expired at the end of February 2010.

(2)	On August 2, 2010, ProLogis Mexico Industrial Fund called capital of $75 million to repay $19.6 million in amounts owed to us and $55.0 million of secured mortgage debt. Our portion of the contribution was $1.1 million. In connection with the call, we reduced our ownership in the property fund to 20%. The remaining commitments will expire unused on August 17, 2010.

(3)	PEPF II’s equity commitments are denominated in euro. Our commitments include a commitment on the Series B units that we are required to fund with cash. During the second quarter of 2010, we contributed 41 acres of land and one completed development property to PEPF II for gross proceeds of $73.5 million and PEPF II acquired a property from a third party. These acquisitions were financed by PEPF II with all equity, including our co-investment of $23.4 million in cash under this commitment. We did not make any contributions in 2010 or 2009 under the Series A commitment.

On July 30, 2010, PEPF II called capital of €282 million under the Series B commitment. The funds will be used to acquire properties from us and third parties, fund development costs and pay down debt. Our share is approximately $89 million. The remaining capital commitments will expire unused on August 16, 2010.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	North
2010	America	Europe	Asia	Total

For the three months ended June 30, 2010:
Revenues	$199.3	$169.5	$2.8	$371.6
Net earnings (loss) (1)	$(33.2)	$6.7	$1.0	$(25.5)
For the six months ended June 30, 2010:
Revenues	$401.1	$356.2	$5.7	$763.0
Net earnings (loss) (1)	$(57.3)	$23.2	$1.9	$(32.2)
As of June 30, 2010:
Total assets	$9,182.6	$7,618.1	$141.8	$16,942.5
Amounts due to us (2)	$52.4	$3.0	$0.2	$55.6
Third party debt (3)	$5,067.3	$3,412.2	$45.6	$8,525.1
Total liabilities	$5,365.5	$4,131.1	$48.9	$9,545.5
Noncontrolling interest	$12.0	$10.5	$—	$22.5
Fund partners’ equity	$3,805.1	$3,476.5	$92.9	$7,374.5
Our weighted average ownership (4)	27.8%	32.4%	20.0%	29.8%
Our investment balance (5)	$978.0	$778.2	$20.4	$1,776.6
Deferred gains, net of amortization (6)	$240.0	$299.3	$—	$539.3

	North
2009	America	Europe	Asia	Total

For the three months ended June 30, 2009:
Revenues	$217.7	$177.9	$2.7	$398.3
Net earnings (loss) (1)	$13.4	$17.9	$3.5	$34.8
For the six months ended June 30, 2009:
Revenues	$436.5	$344.5	$35.6	$816.6
Net earnings (loss) (1)	$(18.7)	$36.7	$14.5	$32.5
As of December 31, 2009:
Total assets	$9,700.0	$8,807.5	$150.6	$18,658.1
Amounts due to us (2)	$50.0	$31.2	$—	$81.2
Third party debt (3)	$5,340.3	$3,948.8	$48.1	$9,337.2
Total liabilities	$5,647.5	$4,773.8	$51.6	$10,472.9
Noncontrolling interest	$10.7	$15.8	$—	$26.5
Fund partners’ equity	$4,041.6	$4,017.9	$99.1	$8,158.6
Our weighted average ownership (4)	27.6%	28.5%	20.0%	27.9%
Our investment balance (5)	$1,010.2	$845.1	$21.4	$1,876.7
Deferred gains, net of amortization (6)	$243.1	$297.4	$—	$540.5

(1)	One of the North America property funds is a party to interest rate forward swap contracts that, beginning in the first quarter of 2009, no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recognized in earnings, along with the gain or loss upon settlement. As a result, included in net earnings (loss) from North America are net losses of $6.7 million and $11.9 million for the three and six months ended June 30, 2010, respectively, and net gains of $14.8 million and net losses $11.6 million for the three and six months ended June 30, 2009, respectively. Also included in net earnings (loss) in North America is a loss of $12.4 million for both the three and six months ended June 30, 2010 due to the impairment on an operating building in one of the property funds.

(2)	As of June 30, 2010 and December 31, 2009, we had notes receivable aggregating $22.2 million and $22.6 million, respectively, from ProLogis North American Industrial Fund III and $14.3 million from ProLogis Mexico Industrial Fund for both periods. The remaining amounts represent current balances from services provided by us to the property funds. On July 23, 2010, we purchased an $81.0 million loan to ProLogis North American Industrial Fund II from the lender. The loan bears interest at 8%, matures in April 2015 and is secured by 13 buildings in the property fund.

(3)	As of June 30, 2010 and December 31, 2009, we had not guaranteed any of the third party debt of the property funds. We have pledged direct owned properties, valued at approximately $275 million, to serve as additional collateral for the secured mortgage loan of ProLogis North American Industrial Fund II payable to an affiliate of our fund partner and for the related interest rate swap contract.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(4)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(5)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

(6)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.
Other unconsolidated investees
We have investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and own office properties. The amounts we have recognized as our proportionate share of the earnings from our investments in these entities are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

North America	$2,359	$604	$3,901	$2,588
Europe	856	738	1,359	955
Asia	133	—	167	—

Total earnings from other unconsolidated investees	$3,348	$1,342	$5,427	$3,543

Our investments in and advances to these entities are as follows (in thousands):

	June 30,	December 31,
	2010	2009

North America	$146,756	$148,137
Europe	76,359	96,191
Asia	57,051	30,745

Total	$280,166	$275,073

5. Discontinued Operations
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
We had no properties classified as held for sale at June 30, 2010 or December 31, 2009.
During the first six months of 2010, we disposed of 9 properties to third parties aggregating 0.7 million square feet, none of which were development properties. During all of 2009, other than our China operations, we disposed of land subject to ground leases and 140 properties aggregating 14.8 million square feet to third parties, 3 of which were development properties.
Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Rental income	$459	$18,038	$1,149	$45,481
Rental expenses	(121)	(5,101)	(430)	(13,754)
Depreciation and amortization	(11)	(4,040)	(127)	(10,502)
Other expenses, net	—	—	—	(576)

Income attributable to disposed properties	327	8,897	592	20,649
Net gain related to disposed assets — China operations	—	—	—	3,315
Net gains recognized on property dispositions	979	197,213	9,127	197,024

Total discontinued operations	$1,306	$206,110	$9,719	$220,988

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, excluding the China operations and including minor adjustments to previous dispositions (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Number of properties	1	125	9	125
Net proceeds from dispositions	$3,753	$666,806	$17,441	$666,806
Net gains from dispositions	$979	$197,213	$9,127	$197,024

6. Debt
Our debt consisted of the following (dollars in thousands):

	June 30, 2010		December 31, 2009
	Weighted		Weighted
	Average Interest	Amount	Average Interest	Amount
	Rate	Outstanding	Rate	Outstanding

Credit Facilities (“Global Line”)	2.42%	$433,924	2.27%	$736,591
Senior and other notes	6.47%	4,675,083	6.31%	4,047,905
Convertible senior notes (1)	5.02%	1,884,550	5.55%	2,078,441
Secured mortgage debt	6.06%	1,158,808	6.40%	1,090,126
Assessment bonds	6.47%	23,813	6.49%	24,715

Totals	5.86%	$8,176,178	5.75%	$7,977,778

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash discount related to these notes). The weighted average coupon interest rate was 2.5% as of June 30, 2010 and 2.2% as of December 31, 2009.
As of June 30, 2010, we were in compliance with all of our debt covenants.
During the three and six months ended June 30, 2010 and 2009, in connection with our announced initiatives to stagger and extend our debt maturities and reduce debt, we repurchased portions of several series of senior and convertible senior notes outstanding with maturities in 2012 and 2013. In addition, in the first quarter of 2010 we repaid certain secured mortgage debt in connection with the sale of a property in Japan. The repurchase activity is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Convertible Senior Notes (1):
Original principal amount	$249,603	$473,057	$739,642	$521,257
Cash purchase price	$229,328	$313,256	$694,422	$338,077
Senior Notes:
Original principal amount	$—	$343,192	$422,476	$343,192
Cash purchase price	$—	$302,090	$449,382	$302,090
Secured Mortgage Debt:
Original principal amount	$—	$—	$45,140	$—
Cash repayment price	$—	$—	$46,659	$—
Total:
Original principal amount	$249,603	$816,249	$1,207,258	$864,449
Cash purchase / repayment price	$229,328	$615,346	$1,190,463	$640,167
Gain (loss) on early extinguishment of debt (2)	$975	$143,280	$(46,658)	$161,208

(1)	Although the cash purchase price is less than the principal amount outstanding, the repurchase of these notes resulted in a non-cash loss of $15.2 million in the first quarter of 2010 due to the non-cash discount.

(2)	Represents the difference between the recorded debt (net of premiums and discounts and including unamortized related debt issuance costs) and the consideration we paid to retire the debt, which may include prepayment penalties and costs.
Global Line

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Information related to our Global Line as of June 30, 2010 is as follows (dollars in millions):

Aggregate lender — commitments	$2,210.1
Less:
Borrowings outstanding	433.9
Outstanding letters of credit	98.1

Current availability	$1,678.1

On June 30, 2010, we amended our Global Line to reduce the size of the aggregate commitments to approximately $2.25 billion (subject to currency fluctuations), by eliminating the Korean won and Canadian dollar tranches and reducing the euro and Japanese yen tranches. In addition to reducing the commitments, among other amended items, we eliminated the borrowing base covenant and replaced it with a debt yield covenant that requires us to maintain a ratio of net operating income from certain unencumbered properties to certain specified debt.
We may draw funds from a syndicate of banks in U.S. dollars, euros, Japanese yen and British pound sterling and Canadian dollars under the U.S. tranche. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (2.42% per annum at June 30, 2010 based on a weighted average using local currency rates). The facility matures on August 12, 2012.
Senior and Other Notes
On March 16, 2010, we issued $1.1 billion of senior notes, consisting of $300.0 million at 6.25% maturing in 2017, at 99.637% of par value for an all-in-rate of 6.315% and $800.0 million at 6.875% maturing in 2020, at 99.765% of par value for an all-in-rate of 6.908%. The proceeds were used to repay borrowings under our Global Line.
2010 Convertible Notes
On March 16, 2010, we issued $460.0 million of 3.25% convertible notes maturing in 2015 (“2010 Convertible Notes”). The 2010 Convertible Notes are convertible at any time by holders at an initial conversion rate of 57.8503 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $17.29 per share, subject to adjustment upon the occurrence of certain events. The holders of the notes have the right to require us to repurchase their notes for cash at any time on or prior to the maturity date upon a change in control or a termination of trading (each as defined in the notes). Due to the terms of the 2010 Convertible Notes, including that a conversion must be settled in common shares, the accounting for these notes is different than our previously issued convertible notes discussed below. The 2010 Convertible Notes are reflected at the issuance amount and interest is recognized based on the stated coupon rate and the amortization of the cash discount. The conversion of these notes into shares, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share, unless the impact is anti-dilutive. During the three and six months ended June 30, 2010, the impact of these notes was anti-dilutive.
2007 and 2008 Convertible Notes
We also issued three series of convertible senior notes in 2007 and 2008 and refer to them collectively as 2007 and 2008 Convertible Notes. The 2007 and 2008 Convertible Notes have different terms and, therefore, different accounting than the 2010 Convertible Notes. The value assigned to the debt component of the 2007 and 2008 Convertible Notes is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt (the first cash redemption date in 2012 and 2013) as additional non-cash interest expense.
Secured Mortgage Debt
In 2010, we issued three TMK bonds (i) ¥8.1 billion ($86.7 million) at 2.13% due March 2013 (ii) ¥3.4 billion ($36.7 million) at 3.28% due April 2015 and (iii) ¥300 million ($3.3 million) at 2.19% due June 2013 on three properties with an aggregated undepreciated cost of $350.1 million at June 30, 2010. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs.
Long-Term Debt Maturities
Principal payments due on our debt, excluding the Global Line, for the remainder of 2010 and for each of the years in the five-year period ending December 31, 2015 and thereafter are as follows (in thousands):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

2010 (1)	$198,860
2011 (1)	169,364
2012 (2)	1,024,891
2013 (2) (3)	915,481
2014	513,671
2015	1,049,530
Thereafter	3,966,162

Total principal due	7,837,959
Less: discount, net	95,705

Net carrying balance	$7,742,254

(1)	We expect to repay the amounts maturing in 2010 and 2011 with borrowings under our Global Line or with proceeds from asset sales or the issuance of debt or equity securities, depending on market conditions.

(2)	The maturities in 2012 and 2013 include the aggregate principal amounts of the 2007 and 2008 Convertible Notes of $823.0 million and $703.9 million, respectively, based on the year in which the holders first have the right to require us to repurchase their notes for cash.

(3)	The convertible notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.
7. Long-Term Compensation
Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including outside Board of Trustees (“Trustees”). The full value awards include restricted share units (“RSUs”), contingent performance shares and performance share awards (“PSAs”).
Summary of Activity
The activity for the six months ended June 30, 2010, with respect to our share options, is as follows.

	Options Outstanding
		Weighted Average
	Number of Options	Exercise Price	Options Exercisable

Balance at December 31, 2009	6,038,700	$32.25
Forfeited	(136,313)	36.85

Balance at June 30, 2010	5,902,387	$32.14	4,627,052

On July 9, 2010, we completed a one-time share option exchange program, which was approved by our shareholders at our annual meeting, to allow certain of our employees to surrender for cancellation outstanding share options with an exercise price that is greater than our current share price in exchange for a lesser number of RSUs based on the fair value of the option and the RSU at the time of the exchange. The unamortized cost of the share options surrendered and cancelled will be included as a component of the value of the RSUs granted. The total value of the RSUs, equal to the unamortized compensation expense associated with the related eligible unvested options surrendered, plus incremental cost, if any, will be recognized as compensation expense over the applicable vesting period of the new RSUs, generally two years. As the fair value of each RSU granted approximated the fair value of the eligible options surrendered in exchange for the RSUs, each measured on July 9, 2010, there was no incremental cost. As a result of the program, 1.8 million options were surrendered and cancelled and 522,323 RSUs were issued.
The activity for the six months ended June 30, 2010, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested

Balance at December 31, 2009	3,401,784
Granted	1,652,379
Distributed	(234,942)
Forfeited	(108,560)

Balance at June 30, 2010	4,710,661	$17.19	187,733

In 2010, we granted 1,039,850 RSUs and 543,025 PSAs. The PSAs were granted to certain employees of the company, vest over three years and will be earned based on the attainment of certain individual and company goals for 2010. The ultimate number of shares that may be earned and issued varies from 0 — 200% of the target award. Additionally in May 2010, we issued 69,504 deferred units to our Trustees in an annual grant.
8. Income Taxes

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
During the three and six months ended June 30, 2010, we recognized a deferred income tax benefit of approximately $27.5 million resulting from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized.
9. Earnings Per Common Share
We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.
The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010 (1)	2009	2010 (1)	2009

Net earnings (loss) attributable to common shares	$(23,150)	$238,865	$(114,279)	$417,597
Noncontrolling interest attributable to convertible limited partnership units (2)	—	494	—	804

Adjusted net earnings (loss) attributable to common shares	$(23,150)	$239,359	$(114,279)	$418,401

Weighted average common shares outstanding — Basic	476,791	406,539	475,898	342,183
Incremental weighted average effect of conversion of limited partnership units (2)	—	1,235	—	1,235
Incremental weighted average effect of share awards (3)	—	1,730	—	1,688

Weighted average common shares outstanding — Diluted (4)	476,791	409,504	475,898	345,106

Net earnings (loss) per share attributable to common shares
— Basic	$(0.05)	$0.59	$(0.24)	$1.22

Net earnings (loss) per share attributable to common shares
— Diluted	$(0.05)	$0.58	$(0.24)	$1.21

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted shares are the same.

(2)	If the impact of limited partnership units is anti-dilutive, the income and shares are not included in the diluted per share calculation.

(3)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 11,382 and 12,147 for the three months ended June 30, 2010 and 2009, respectively, and 11,213 and 12,101 for the six months ended June 30, 2010 and 2009, respectively. Of the potentially dilutive instruments, all were anti-dilutive in 2010 and 8,252 and 8,699 were anti-dilutive for the three and six months ended June 30, 2009, respectively.

(4)	The shares underlying the convertible debt have not been included because the impact would be anti-dilutive.
10. Financial Instruments
Derivative Financial Instruments
In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts. Foreign currency contracts, including forwards and options, may be used to manage foreign currency exposure. We may use interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading purposes. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be highly effective at offsetting the underlying risk.
Our use of derivatives does involve the risk that counterparties may default on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. Substantially all of our derivative exposures are with counterparties that have long-term credit ratings of single-A or better. We enter into master agreements with counterparties that generally allow for netting of certain exposures; therefore, the actual loss we would recognize if all counterparties failed to perform as contracted would be significantly lower. To mitigate pre-settlement risk, minimum credit standards become more stringent as the duration of the derivative financial instrument increases. To minimize the concentration of credit risk, we enter into derivative transactions with a portfolio of financial institutions. Based on these factors, we consider the risk of counterparty default to be minimal.
All derivatives are recognized at fair value in our Consolidated Balance Sheets within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as, and qualify as, hedging instruments. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations.
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets. We reclassify changes in the fair value of derivatives into the applicable line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.
For derivatives that will be accounted for as hedging instruments in accordance with the accounting standards, we formally designate and document, at inception, the financial instrument as a hedge of a specific underlying exposure, the risk management objective and the strategy for undertaking the hedge transaction. In addition, we formally assess both at inception and at least quarterly thereafter, whether the derivatives used in hedging transactions are effective at offsetting changes in either the fair values or cash flows of the related underlying exposures. Any ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign currency fluctuations but do not meet the strict hedge accounting requirements.
Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We typically designate our interest rate swap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.
There was no ineffectiveness recorded during the three and six months ended June 30, 2010 and 2009. The amount reclassified to interest expense for the three and six months ended June 30, 2010 and 2009 is not considered material.
We generally do not designate the following derivative contracts as hedges:
•	Foreign currency forwards — we may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations. For contracts associated with intercompany loans, the impact on earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans. We had no outstanding foreign currency forwards at June 30, 2010.
•	Foreign currency put options — we may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. These contracts are marked-to-market through earnings in Foreign Currency Exchange Gains (Losses), Net, in our Consolidated Statements of Operations as they do not qualify for hedge accounting treatment. We had no activity in foreign currency put options during the six months ended June 30, 2010 and 2009.
The following table summarizes the activity in our derivative instruments (in millions) for the six months ended June 30:

	2010		2009
	Foreign		Foreign
	Currency	Interest	Currency	Interest
	Forwards	Rate Swaps (1)	Forwards (2)	Rate Swaps (1)

Notional amounts at January 1	$—	$157.7	$—	$—
New contracts	—	—	351.7	44.6
Matured or expired contracts	—	(44.6)	(351.7)	—

Notional amounts at June 30	$—	$113.1	$—	$44.6

(1)	During the second and fourth quarters of 2009, we entered into two interest rate swap contracts to fix the interest rate on our variable rate TMK bonds, ¥4.3 billion interest rate swap contract that was settled in the first quarter of 2010 and ¥10.0 billion interest rate swap contract that matures in December 2012. We designated these contracts as cash flow hedges and they qualify for hedge accounting treatment. At June 30, 2010, we had $0.7 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to the unsettled derivative.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)	During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations.
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
At June 30, 2010 and December 31, 2009, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments, the recent acquisition of these items or, in the case of notes receivable, adjustments to fair value made in connection with impairment charges.
At June 30, 2010 and December 31, 2009, the fair value of our senior notes and convertible notes, have been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our credit facilities have been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available have been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at June 30, 2010 and December 31, 2009, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.
The following table reflects the carrying amounts and estimated fair values of our financial instruments (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt:
Global Line	$433,924	$427,081	$736,591	$716,993
Senior and other notes	4,675,083	4,616,803	4,047,905	3,981,971
Convertible senior notes	1,884,550	1,827,106	2,078,441	2,058,507
Secured mortgage debt	1,158,808	1,224,360	1,090,126	1,094,526
Assessment bonds	23,813	23,731	24,715	24,197

Total debt	$8,176,178	$8,119,081	$7,977,778	$7,876,194

11. Business Segments
Our business strategy currently includes two operating segments. Our current segments are as follows:
•	Direct Owned — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development. In addition, this segment includes the land we own and lease to customers under ground leases.
•	Investment Management — representing the long-term investment management of property funds and industrial joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any.
We report the costs associated with our investment management segment for all periods presented in the line item Investment Management Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Direct owned (1):
North America	$191,322	$199,812	$384,147	$394,878
Europe	20,637	15,742	39,564	30,892
Asia	20,465	11,151	40,017	19,788

Total direct owned segment	232,424	226,705	463,728	445,558

Investment management (2):
North America	10,303	25,027	22,988	33,182
Europe	18,272	19,878	39,697	40,187
Asia	559	4,627	971	12,731

Total investment management segment	29,134	49,532	63,656	86,100

CDFS business — Asia (3)	—	—	—	180,237

Total segment revenue	261,558	276,237	527,384	711,895
Reconciling item (4)	(827)	(17,758)	(6,687)	(20,692)

Total revenues	$260,731	$258,479	$520,697	$691,203

Net operating income:
Direct owned (5):
North America	$136,745	$141,653	$274,285	$278,206
Europe	10,566	4,105	18,406	8,472
Asia	15,190	7,594	29,270	12,508

Total direct owned segment	162,501	153,352	321,961	299,186

Investment management (2)(6):
North America	3,688	19,644	9,779	21,857
Europe	15,119	16,321	32,962	32,911
Asia	396	2,748	665	9,937

Total investment management segment	19,203	38,713	43,406	64,705

CDFS business — Asia (3)	—	—	—	180,237

Total segment net operating income	181,704	192,065	365,367	544,128
Reconciling items:
General and administrative expenses	(38,921)	(41,450)	(80,927)	(89,693)
Reduction in workforce	—	(6,868)	—	(11,330)
Impairment of real estate properties	(367)	(84,218)	(367)	(84,218)
Depreciation and amortization expense	(87,476)	(76,941)	(173,675)	(151,391)
Earnings from other unconsolidated investees, net	2,477	982	4,590	2,347
Interest expense	(118,920)	(83,049)	(228,899)	(175,981)
Other income (expense), net	(1,370)	744	(1,542)	3,944
Net gains on dispositions of real estate properties	10,959	7,904	22,766	8,792
Foreign currency exchange gains (losses), net	(7,206)	(9,025)	(3,518)	21,512
Gain (loss) on early extinguishment of debt	975	143,280	(46,658)	161,208

Total reconciling items	(239,849)	(148,641)	(508,230)	(314,810)

Earnings (loss) before income taxes	$(58,145)	$43,424	$(142,863)	$229,318

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	June 30,	December 31,
	2010	2009

Assets:
Direct owned:
North America	$9,164,075	$9,241,846
Europe	3,008,015	3,389,616
Asia	1,955,331	1,932,187

Total direct owned segment	14,127,421	14,563,649

Investment management:
North America	993,929	1,027,367
Europe	900,197	956,365
Asia	77,434	52,170

Total investment management segment	1,971,560	2,035,902

Total segment assets	16,098,981	16,599,551

Reconciling items:
Investments in and advances to other unconsolidated investees	138,030	141,107
Cash and cash equivalents	25,102	34,362
Accounts receivable	8,605	1,574
Other assets	127,761	108,821

Total reconciling items	299,498	285,864

Total assets	$16,398,479	$16,885,415

(1)	Includes rental income of our industrial and retail properties and land subject to ground leases, as well as development management and other income.

(2)	Includes investment management fees and incentive returns and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial joint ventures, along with interest earned on advances to these unconsolidated investees and the 10.5% annual dividend on €41.6 million of preferred units in PEPR that we acquired in December 2009.

(3)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds.

(4)	Amount represents the earnings or losses recognized under the equity method from unconsolidated investees, along with interest earned on advances to these entities, that we reflect in revenues of the investment management segment but are not presented as a component of Revenues in our Consolidated Statements of Operations.

(5)	Includes rental income less rental expenses of our industrial and retail properties and land subject to ground leases, as well as development management and other income less related expenses.

(6)	Also includes the direct costs we incur to manage the unconsolidated investees and the properties they own that are presented as Investment Management Expenses in our Consolidated Statements of Operations.
12. Supplemental Cash Flow Information
Non-cash investing and financing activities for the six months ended June 30, 2010 and 2009 are as follows:
•	We received $4.6 million of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these property funds during the six months ended June 30, 2010.
•	We capitalized portions of the total cost of our share-based compensation awards of $2.7 million and $3.1 million to the investment basis of our real estate or other assets during the six months ended June 30, 2010 and 2009, respectively.
The amount of interest paid in cash, net of amounts capitalized, for the six months ended June 30, 2010 and 2009 was $169.8 million and $154.5 million, respectively.
During the six months ended June 30, 2010 and 2009, cash paid for income taxes was $25.7 million (primarily in Japan related to the sale of our investments in 2009) and $7.3 million, respectively.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries (the “Company”) as of June 30, 2010, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, the related consolidated statement of equity for the six-month period ended June 30, 2010, the related consolidated statements of comprehensive income (loss) for the six-month periods ended June 30, 2010 and 2009, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.
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
August 5, 2010

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2009 Annual Report on Form 10-K.
Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part II, “Item 1A. Risk Factors” in this report and in our most recent annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
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
We earn rent from our customers, including reimbursements of certain operating costs, generally under long-term operating leases. We expect our total revenues from this segment to increase slightly in 2010 from 2009 through increases in occupied square feet predominantly in our completed development properties, offset partially with decreases from contributions of properties we made in 2009 or may make in 2010 and lower rents on turnover of space. We anticipate the increases in occupied square feet to come from leases that were signed in 2009, but where the space was not occupied until 2010, and leasing activity in 2010. Our completed development properties were 71.9% and 62.2% leased at June 30, 2010 and December 31, 2009, respectively, and 65.8% and 55.2% occupied at June 30, 2010 and December 31, 2009, respectively.
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
Summary of 2010
Our objectives for 2010 and beyond are to: (i) retain more of our development assets in order to improve the geographic diversification of our direct owned properties as most of our planned developments are in international markets; (ii) monetize a portion of our investment in land of $2.6 billion at December 31, 2009 through disposition or development; and (iii) continue to focus on staggering and extending our debt maturities.
We have made progress on these objectives, as well as completed other activities, as follows:
•	In March 2010, we issued five-, seven- and ten-year senior and convertible senior notes for a total of $1.56 billion. We used the proceeds to repay borrowings on our credit facility (“Global Line”).
•	In the six months ended June 30, 2010, we repurchased an aggregate of $1.16 billion original principal amount of our senior and convertible senior notes with maturities in 2012 and 2013 for $1.14 billion using borrowings under our Global Line. These transactions resulted in the recognition of a net loss of $45.3 million, which represented the difference between the recorded debt balance of $1.10 billion (net of premiums and discounts, and including related debt issue costs), and the cash consideration paid.
•	In June 2010, we amended our Global Line to reduce the size of the aggregate commitments to approximately $2.25 billion (subject to currency fluctuations).
•	We generated aggregate proceeds of $167.5 million from the contribution of one development property to ProLogis North American Industrial Properties Fund (“NAIF”), one development property to ProLogis European Properties Fund II (“PEPF II”), the sale of 90% of one development property in Japan, and the sale of nine core properties to third parties.
•	We began development of 9 properties that aggregated 4.3 million square feet and utilized $131.6 million of land that we owned and held for development. Seven of these properties are in Europe and were 100% pre-leased. Two of these properties are in Japan, one of which was pre-leased. Subsequent to the start of one of these developments in Europe, we sold the underlying land (41 acres) to PEPF II for $34.6 million. We will construct the building on behalf of the property fund for a development fee. In addition, we sold land parcels to third parties, generating proceeds of $46.9 million. All of these activities allowed us to monetize an aggregate of approximately $176 million in land so far in 2010.
•	We increased the leased percentage of our completed development properties from 62.2% at December 31, 2009 to 71.9% at June 30, 2010. The leased percentage of our core portfolio decreased slightly from 90.1% at December 31, 2009 to 89.5% at June 30, 2010.
•	We acquired 6 properties aggregating 1.0 million square feet with a combined purchase price of $60.4 million.
•	We purchased 15.8 million common units of ProLogis European Properties (“PEPR”) for €80.4 million ($109.2 million), which increased our ownership percentage in the common equity of PEPR to 33.1%.
Results of Operations
Six Months Ended June 30, 2010 and 2009
Summary
The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings (Loss) from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the six months ended June 30 (dollars in thousands):

			Percentage
	2010	2009	Change

Net operating income — direct owned segment	$321,961	$299,186	7.6%
Net operating income — investment management segment	43,406	64,705	(32.9)%
Net operating income — CDFS business segment	—	180,237	(100.0)%

General and administrative expense	(80,927)	(89,693)	(9.8)%
Reduction in workforce	—	(11,330)	(100.0)%
Impairment of real estate properties	(367)	(84,218)	(99.6)%
Depreciation and amortization expense	(173,675)	(151,391)	14.7%
Earnings from other unconsolidated investees, net	4,590	2,347	95.6%
Interest expense	(228,899)	(175,981)	30.1%
Other income (expense), net	(1,542)	3,944	(139.1)%
Net gains on dispositions of real estate properties	22,766	8,792	158.9%
Foreign currency exchange gains (losses), net	(3,518)	21,512	(116.4)%
Gain (loss) on early extinguishment of debt	(46,658)	161,208	(128.9)%
Income tax benefit (expense)	32,047	(19,167)	(267.2)%

Earnings (loss) from continuing operations	$(110,816)	$210,151	(152.7)%

See Note 11 to our Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to earnings (loss) before income taxes.
As discussed earlier, we changed our business strategy in late 2008 and discontinued the CDFS business segment. In 2009, the only transaction in this segment is the gain from the sale of our investments in the Japan property funds in February 2009.
Direct Owned Segment
The net operating income of the direct owned segment consists of rental income and rental expenses from industrial and retail properties that we own. The size and occupied percentage of our direct owned operating portfolio fluctuates due to the timing of development and contributions and affects the net operating income we recognize in this segment. Also included in this segment is land we own and lease to customers under ground leases, development management and other income and land holding and acquisition costs. The net operating income from the direct owned segment for the six months ended June 30, excluding amounts presented as Discontinued Operations in our Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2010	2009

Rental and other income	$463,728	$445,558
Rental and other expenses	141,767	146,372

Total net operating income — direct owned segment	$321,961	$299,186

Our direct owned operating portfolio was as follows (square feet in thousands):

	June 30, 2010			December 31, 2009			June 30, 2009
	Number of	Square	Leased	Number of	Square	Leased	Number of	Square	Leased
	Properties	Feet	%	Properties	Feet	%	Properties	Feet	%

Core industrial properties (1)	1,024	141,561	89.5%	1,025	141,019	90.1%	1,036	142,593	89.7%
Completed development properties (2)	163	51,153	71.9%	163	50,604	62.2%	175	52,744	49.4%

Subtotal industrial properties	1,187	192,714	84.8%	1,188	191,623	82.7%	1,211	195,337	78.8%
Retail properties	27	1,014	91.7%	27	1,014	91.5%	33	1,355	92.4%

Total operating portfolio	1,214	193,728	84.8%	1,215	192,637	82.8%	1,244	196,692	78.9%

(1)	Included at June 30, 2010 are 6 properties aggregating 1.0 million square feet which were acquired in June 2010 and 81.0% leased at June 30, 2010. During the six months ended June 30, 2010, we disposed of 9 properties from this portfolio aggregating 0.7 million square feet that were 81.3% leased at the time of disposition. During the six months ended June 30, 2010, two properties aggregating 0.2 million square feet were added to the portfolio that became available for lease.

(2)	Included at June 30, 2010 are 4 properties aggregating 1.9 million square feet for which development was completed in 2010. During the six months ended June 30, 2010, we contributed 3 properties from this portfolio that were 100% leased at the time of contribution. One building and an expansion building were combined into one building in 2010.
The increase in rental income in 2010 from 2009 is due primarily to the increased occupancy in our completed development properties (from 55.2% at December 31, 2009 to 65.8% at June 30, 2010), offset partially by decreases due to contributions of properties to the unconsolidated property funds, decreased occupancy in our core properties and decreases in effective rental rates on turnovers. The effective rental rates in our same store portfolio (as defined below) decreased 15.7% in the second quarter 2010 as compared with second quarter 2009. The decrease was due to: (i) leases turning that were put in place when market rents were at a peak; (ii) more short-term leases that generally have lower effective rental rates; and (iii) decreased market rents. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $102.3 million and $100.3 million for the six months ended June 30, 2010 and 2009, respectively.
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
We report the costs associated with our investment management segment for all periods presented in the line item Investment Management Expenses in our Consolidated Statements of Operations of $20.3 million and $21.4 million for the six months ended June 30, 2010 and 2009, respectively. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios. The decrease is due primarily to the sale of our investments in the Japan funds, which were managed until July 2009.
The net operating income from the investment management segment for the three months ended June 30 was as follows (in thousands):

	2010	2009

Unconsolidated property funds:
North America (1)	$7,681	$21,045
Europe (2)	32,195	32,526
Asia (3)	455	1,142
Other (4)	3,075	9,992

Total net operating income — investment management segment	$43,406	$64,705

(1)	Represents the income earned by us from our investments in 10 and 12 property funds for the three months ended June 30, 2010 and 2009, respectively, in North America, offset by investment management expenses. Our ownership interests ranged from 20.0% to 50.0% at June 30, 2010. These property funds on a combined basis owned 799, 847 and 852 properties that were 92.5%, 91.9% and 92.0% leased at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. During the fourth quarter of 2009, we recognized an impairment charge that represented the entire carrying value of our investments in ProLogis North American Properties Funds IX and X after events indicated that we may not be able to recover our investment. We do not have any material financial exposure related to our investments in these property funds. As a result, we are no longer recognizing our share of the earnings or loss generated by the property funds and we have not included these property funds in our disclosures beginning January 1, 2010. During the second quarter of 2010 ProLogis North American Properties Fund IX conveyed all of its properties to the lender of its secured debt. We incurred no additional loss.

Our proportionate share of earnings from the North American property funds decreased in 2010, as compared with 2009, due primarily to lower revenue as a result of property sales, lower occupancy, lower effective rents on new leases and higher interest expense due to refinancing of maturing debt. On a combined basis, excluding ProLogis North American Properties Funds IX and X, the occupied percentage of this portfolio was 91.4%, 92.3% and 92.5% at June 30, 2010, December 31, 2009 and June 30, 2009. In addition, included in net operating income for 2010 is a net loss of $3.0 million, which represents our share of an impairment on an operating building in one of the funds.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II, offset by investment management expenses. On a combined basis, these funds owned 430, 428 and 409 properties that were 93.9%, 96.3% and 97.0% leased at June 30, 2010, December 31, 2009 and June 30, 2009, respectively. The increase in properties is due primarily to contributions we made to PEPF II in 2009, offset somewhat by the sale of 14 properties by PEPR to a third party during the second and third quarters of 2009.

Our common ownership interest in PEPR and PEPF II was 33.1% and 31.8%, respectively, at June 30, 2010. During the first quarter of 2010, we purchased 15.8 million common units of PEPR for €80.4 million ($109.2 million). In addition, we earn a 10.5% annual return on €41.6 million of preferred units in PEPR that we acquired in December 2009.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea and two property funds in Japan through February 2009, at which time we sold our fund investments in Japan, offset by investment management expenses. At June 30, 2010, December 31, 2009 and June 30, 2009, the Korea fund, which owned 12 properties for all periods that were 100%, 97.8% and 97.8% leased, respectively, was the only fund in which we maintain an ownership interest.

(4)	Includes property management fees and our share of earnings from certain joint ventures and other entities, offset by investment management expenses. Included in 2009 are fees earned from the Japan property funds after February through July 2009.
See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated investees.
Operational Outlook
Although the global market fundamentals began to show signs of stability in late 2009, the industrial real estate business has historically lagged the overall economy. Globally, demand for industrial distribution space is still soft, but we are seeing signs of increased customer activity, with net absorption in the U.S. for the first time since the third quarter of 2007. We expect demand in the U.S. to improve as Gross Domestic Product (“GDP”) growth returns. We believe significant obsolescence and customers’ preference to lease, rather than own, facilities will continue to drive demand for industrial space in Europe and Asia. Market rents remain lower than a year ago and we expect this to remain the case for the foreseeable future. However, we believe market rents will trend upward as market occupancies improve.
In our total operating portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 57.9 million square feet and 108.1 million square feet of space during the first six months of 2010 and the year ended December 31, 2009, respectively, including 48.3 million square feet of leases signed in the first six months of 2009. On lease turnovers in the same store portfolio (as defined below), rental rates decreased 15.7% in the second quarter of 2010. The total operating portfolio was 89.7% leased at June 30, 2010, up from 89.2% at December 31, 2009, primarily due to increased leasing in our completed development properties, offset by modest decreases in the core and investment management portfolios.
In our direct owned portfolio, we leased 26.9 million square feet, including 9.6 million square feet of new leases in our development portfolio (both completed properties and those under development) in the six months ended June 30, 2010. This compares to the first six months of 2009 when we leased 26.8 million square feet. Repeat business with our global customers is important to our long-term growth. During the first six months of 2010, of the space leased in our newly developed properties, 61.4% was with repeat customers. Although leasing activity was slower on expiring leases during the first six months of 2010, existing customers renewed their leases 74.7% of the time in 2010 as compared with 71.4% for the same period in 2009. As of June 30, 2010, our total direct owned industrial operating portfolio was 84.8% leased, as compared with 82.7% at December 31, 2009 and 78.9% at June 30, 2009.

The industry as a whole has had sharply reduced levels of speculative new supply over the past year and a half. However, we have begun to experience an increase in customer requests for build-to-suit proposals, since much of the overall existing industry vacancy is in older, obsolete buildings and, therefore, does not meet these customers’ distribution space requirements. In response to this emerging demand, during the six months ended June 30, 2010, we started development of 9 properties totaling 4.3 million square feet, 8 of which were leased prior to the commencement of development. In an effort to monetize our land holdings, we plan to continue to take advantage of opportunities to develop generally pre-leased buildings on our land. We will continue to evaluate future opportunities for such developments directly and also within unconsolidated investees. Additionally, we have had an increase in customer requests to buy land for new facilities. Some of this land we have designated to be developed and held. If we decide to sell this land, we may recognize impairments at that time or gains on the sale, depending on the value as compared to our carrying value.
In addition, during 2010, we completed the development of 4 buildings aggregating 1.9 million square feet that were 100.0% leased at June 30, 2010 and contributed 3 development properties aggregating 1.3 million square feet that were 100.0% leased at contribution. As of June 30, 2010, we owned 163 completed development properties that were 71.9% leased, as compared to 62.2% leased at December 31, 2009. In addition, we had 9 properties under development that were 65.5% leased. As of June 30, 2010, we expect to incur an additional $392.0 million of development and leasing costs related to our development portfolio. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we may continue to own them directly, thereby creating additional income in our direct owned segment, or we may contribute them to a property fund or sell them to a third party, generating cash to reduce our debt or for other corporate purposes.
Other Components of Income
General and Administrative (“G&A”) Expenses and Reduction in Workforce (“RIF”)
Net G&A expenses were $80.9 million and $89.7 million for the six months ended June 30, 2010 and 2009, respectively, and consisted of the following (in thousands):

	2010	2009

Gross G&A expense	$130,733	$147,160
Reported as rental expense	(9,833)	(9,787)
Reported as investment management expense	(20,250)	(21,395)
Capitalized amounts	(19,723)	(26,285)

Net G&A	$80,927	$89,693

Overall G&A expense decreased due to lower gross G&A expense, as a result of our RIF program in 2009 and various cost savings measures, offset by lower capitalized G&A. Our capitalized G&A has decreased due to lower gross G&A expense incurred and less development activity.
Impairment of Real Estate Properties
During the second quarter of 2009, we recorded impairment charges of $84.2 million related primarily to completed development properties in Europe and Mexico that we expected to contribute to the unconsolidated property funds. These charges represented the difference between the estimated proceeds from disposition and our cost basis and were due to our intent at that time to contribute these properties. Some of the properties have been contributed with the remainder now being held for long term investment, net of the impairment.
Changes in economic and operating conditions and our ultimate investment intent with regard to our investments in land and operating properties that occur in the future may result in additional impairment charges.
Depreciation and Amortization
Depreciation and amortization expenses were $173.7 million and $151.4 million for the six months ended June 30, 2010 and 2009, respectively. The increase is due to the completion and leasing of properties.
Interest Expense
Interest expense for the six months ended June 30 includes the following components (in thousands):

	2010	2009

Gross interest expense	$218,234	$190,237
Amortization of discount, net	27,532	35,343
Amortization of deferred loan costs	13,917	6,249

Interest expense before capitalization	259,683	231,829
Capitalized amounts	(30,784)	(55,848)

Net interest expense	$228,899	$175,981

The increase in interest expense in 2010 over 2009 is due to increased borrowing rates and lower capitalization due to less development activity in 2010. Our weighted average interest rate was 5.86% and 5.28% at June 30, 2010 and 2009, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities.
Net Gains on Dispositions of Real Estate Properties

During the six months ended June 30, 2010, we recognized net gains of $22.8 million, generated from the contribution of land and operating properties ($19.1 million gain) and the sale of land parcels to third parties ($3.7 million gain).
The contribution activity resulted in cash proceeds of $150.1 million related to the contribution of one development property aggregating 0.6 million square feet to ProLogis European Properties Fund II, the sale of 90% of one development property in Japan with 0.5 million square feet and the contribution of one development property aggregating 0.3 million square feet to ProLogis North American Industrial Properties Fund. We continue to own 10% of the Japan property, which is accounted for under the equity method of accounting, and we continue to manage the property.
We also received cash proceeds of $34.6 million related to the contribution of 41 acres of land to ProLogis European Properties Fund II on which we will develop a 0.8 million square foot building on behalf of the property fund and earn development fees.
During the first quarter of 2010, we received proceeds of $13.2 million, which represented the development costs we incurred relating to the sale of a building in Japan to a third party. As we have a purchase option on this building, we recorded a liability for the cash received and did not recognize a sale for accounting purposes.
If we realize a gain on contribution of a property, we recognize the portion attributable to the third party ownership in the property or property fund until the property is sold to a third party. Due to our continuing involvement through our ownership in the property or the property fund acquiring the property, these dispositions are not included in discontinued operations.
Foreign Currency Exchange Gains (Losses), net
We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Losses, Net in our Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature.
If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange losses of $4.2 million and gains of $43.9 million during the first six months of 2010 and 2009, respectively, related to the remeasurement of debt. Predominantly the gains recognized in earnings relate to the remeasurement of intercompany loans between the U.S. parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. In addition, we recognized net foreign currency exchange gains of $0.7 million and losses of $22.4 million from the settlement of transactions with third parties in the six months ended June 30, 2010 and 2009, respectively.
Gains (Loss) on Early Extinguishment of Debt
During the six months ended June 30, 2010 and 2009, in connection with our initiatives to reduce debt and stagger debt maturities, we purchased portions of several series of notes outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $46.7 million in 2010 and gains of $161.2 million in 2009. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt. See Note 6 to our Consolidated Financial Statements in Item 1.
Income Tax Expense
During the six months ended June 30, 2010 and 2009, our current income tax expense was $10.4 million and $34.8 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. In the first quarter of 2009, in connection with the sale of our investments in the Japan property funds, we recognized current income tax expense of $20.5 million.
In 2010 and 2009, we recognized a net deferred tax benefit of $42.4 million and $15.6 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. In addition, during the three and six months ended June 30, 2010, we recognized a deferred income tax benefit of approximately $27.5 million resulting from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized.
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

In 2010, we disposed of 9 properties to third parties aggregating 0.7 million square feet. The net gains on disposition of these properties of $9.1 million are reflected in discontinued operations, along with the results of operations of these properties for all periods presented.
In February 2009, we sold our operations in China. Accordingly, we have included the gain on sale of $3.3 million and the results of our China operations in discontinued operations in 2009.
During all of 2009, in addition to our China operations, we disposed of land subject to ground leases and 140 properties to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these disposed properties are included in discontinued operations for all periods presented, along with the gains recognized during the period. We had no properties classified as held for sale at June 30, 2010 or December 31, 2009.
See Notes 2 and 5 to our Consolidated Financial Statements in Item 1.
Other Comprehensive Income (Loss) — Foreign Currency Translation (Losses), Net
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
During the six months ended June 30, 2010 and 2009, we recognized losses in Other Comprehensive Income (Loss) of $409.6 million and $67.2 million, respectively, related to foreign currency translations of our international business units into U.S. dollars upon consolidation. In 2010, these losses are mainly the result of the strengthening of the U.S. dollar to the euro and pound sterling, offset by the yen strengthening against the U.S. dollar, from the beginning to the end of the period, principally in the three months ended June 30, 2010. In 2009, we recognized net losses due to the sale of our China operations and investments in the Japan property funds, which both had cumulative translation gains at the time of sale, and the strengthening U.S. dollar to the euro, offset somewhat by the strengthening of the pound sterling to the U.S. dollar, from the beginning to the end of the period.
Three Months Ended June 30, 2010 and 2009
The changes in net earnings attributable to common shares and its components for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, are similar to the changes for the six month periods ended on the same dates, except as separately discussed above.
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

	June 30, 2010		December 31, 2009		June 30, 2009
	Number of		Number of		Number of
Reportable Business Segment	Properties	Square Feet	Properties	Square Feet	Properties	Square Feet

Direct Owned	1,214	193,728	1,215	192,637	1,244	196,692
Investment Management	1,245	269,675	1,289	274,617	1,278	272,207

Totals	2,459	463,403	2,504	467,254	2,522	468,899

Same Store Analysis
We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended June 30, 2010, as those properties that were in operation at April 1, 2009, and have been in operation throughout the three-month periods in both 2010 and 2009, including completed development properties. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended June 30, 2010, included 2,413 properties that aggregated 447.1 million square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the three months ended June 30, 2010 and 2009, as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

			Percentage
	2010	2009	Change

Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$229,790	$224,882
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(22,394)	(18,661)
Effect of changes in foreign currency exchange rates and other	522	(495)
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	363,963	370,966

Same store portfolio — rental income (2)(3)	571,881	576,692	(0.83)%

Less completed development properties (4)	(48,431)	(34,267)

Adjusted same store portfolio — rental income (2)(3)(4)	$523,450	$542,425	(3.50)%

			Percentage
	2010	2009	Change

Rental Expenses (1)(5)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$65,274	$68,884
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(5,619)	(6,351)
Effect of changes in foreign currency exchange rates and other	4,553	2,175
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	88,550	78,310

Same store portfolio — rental expenses (3)(5)	152,758	143,018	6.81%

Less completed development properties (4)	(16,034)	(14,774)

Adjusted same store portfolio — rental expenses (3)(4)(5)	$136,724	$128,244	6.61%

			Percentage
	2010	2009	Change

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$164,516	$155,998
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(16,775)	(12,310)
Effect of changes in foreign currency exchange rates and other	(4,031)	(2,670)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	275,413	292,656

Same store portfolio — net operating income (3)	419,123	433,674	(3.36)%

Less completed development properties (4)	(32,397)	(19,493)

Adjusted same store portfolio — net operating income (3)(4)	$386,726	$414,181	(6.63)%

(1)	As discussed above, our same store portfolio includes industrial and retail properties from our consolidated portfolio and industrial properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial and retail properties and those industrial properties owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	The same store portfolio results include the benefit of leasing our completed development properties that meet our definition of the same store portfolio. We have also presented the results for the adjusted same store portfolio by excluding the 156 completed development properties that we owned as of April 1, 2009 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

(5)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.
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
During 2010, we continued to focus on staggering and extending our debt maturities through the following activities:
•	In March 2010, we issued $1.56 billion of senior debt, consisting of:
-	$800 million with a stated rate of 6.875% and a maturity of March 2020;

-	$300 million with a stated rate of 6.25% and a maturity of March 2017; and

-	$460 million of convertible notes with a stated rate of 3.25% and a maturity of March 2015.
The proceeds were used to repay borrowings on our Global Line, including amounts used to repurchase debt as discussed below.
•	We completed a tender offer for our 5.5% senior notes due April 1, 2012 and March 1, 2013. We repurchased $422.5 million original principal amount for $449.4 million.
•	We repurchased $739.6 million original principal amount of the convertible debt we had issued in 2007 and 2008, with the first cash put dates in 2012 and 2013, respectively, for $694.4 million.
•	We generated proceeds of $27.4 million from the issuance of 2.2 million common shares under our at-the-market equity issuance program, which is net of $0.6 million of costs paid to our sales agent.
•	We issued ¥11.8 billion ($126.7 million) in secured mortgage debt related to certain of our Japan properties.
•	We amended our Global Line, reducing the aggregate lender commitments to approximately $2.25 billion.
See Note 6 to our Consolidated Financial Statements in Item 1 for more information on our debt.

Near-Term Principal Cash Sources and Uses
In addition to common share distributions and preferred share dividend requirements, we expect our primary short and long-term cash needs will consist of the following:
•	completion of the development and leasing of the properties in our development portfolio (a);
•	selective development of new operating properties, that are generally pre-leased, for long-term investment;
•	repayment of debt, including payments on our Global Line or opportunistic repurchases of convertible, senior or other notes;
•	scheduled principal payments in the remainder of 2010 of $198.9 million, which we expect to repay with borrowings on our Global Line, proceeds from asset sales, or the issuance of debt or equity securities, depending on market conditions;
•	capital expenditures and leasing costs on properties;
•	investments in current or future unconsolidated investees, including our August capital contributions of $97 million discussed below (b); and
•	depending on market conditions, direct acquisition of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment.

(a)	As of June 30, 2010, we had 9 properties under development with a current investment of $200.5 million and a total expected investment of $459.8 million when completed and leased, with $259.3 million remaining to be spent. We also had 163 completed development properties with a current investment of $4.0 billion and a total expected investment of $4.2 billion when leased, with $132.7 million remaining to be spent.

(b)	To the extent an unconsolidated investee acquires properties from a third party or requires cash to retire debt or has other cash needs, we may be required or agree to contribute our proportionate share of the equity component in cash to the unconsolidated investee. During the six months ended June 30, 2010, we used cash for investments in or loans to the unconsolidated investees of approximately $137.7 million, which included investments in PEPR’s common units of $109.2 million. See discussion of our equity commitments below.
We expect to fund our cash needs principally with cash from the following sources, all subject to market conditions:
•	available cash balances ($25.1 million at June 30, 2010);
•	property operations;
•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;
•	proceeds from the disposition of properties, land parcels or other investments to third parties, (including $58.9 million at June 30, 2010 held in escrow pending the completion of tax-deferred exchange transactions);
•	cash proceeds from the contributions of properties to property funds (primarily to PEPF II in August 2010);
•	borrowing capacity under our Global Line ($1.7 billion available as of June 30, 2010), other facilities or borrowing arrangements;
•	proceeds from the issuance of equity securities (including sales under our at-the-market equity issuance program, under which we have 48.1 million common shares remaining); and
•	proceeds from the issuance of debt securities, including secured mortgage debt.
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
Equity Commitments related to future contributions to Property Funds
Certain property funds have equity commitments from us and our fund partners. We may fulfill our equity commitment through contributions of properties or cash. Our fund partners fulfill their equity commitment with cash. In July and August 2010, ProLogis Mexico Industrial Fund and PEPF II called capital of approximately $75 million and €282 million (approximately $371million), respectively. The property funds will use the funds to pay down debt; and in the case of PEPF II, to acquire properties from us and third parties and to fund development costs. In addition, we and our fund partner in ProLogis North American Properties Fund XI made cash contributions to repay maturing secured mortgage debt. In connection with these capital calls, we will make cash contributions of approximately $97 million and we will receive $19.6 million from ProLogis Mexico Industrial Fund for the repayment of amounts due to us. All of the remaining equity commitments to the property funds will expire unused later in August 2010.
For more information on our commitments to the property funds, see Note 4 to our Consolidated Financial Statements in Item 1.
Cash Provided by Operating Activities

Net cash provided by operating activities was $99.1 million and $141.0 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in 2010 is due primarily to the settlement of $66.9 million of value added tax receivables in the first quarter of 2009. In 2010, cash provided by operating activities was less than the cash distributions paid on common shares and dividends paid on preferred shares.
Cash Investing and Cash Financing Activities
For the six months ended June 30, 2010 and 2009, investing activities used net cash of $122.5 million and provided net cash of $1.4 billion, respectively. The following are the significant activities for both periods presented:
•	We generated cash from contributions and dispositions of properties and land parcels of $260.0 million and $959.9 million during 2010 and 2009, respectively.
•	We invested $286.8 million in real estate during 2010 and $885.8 million for the same period in 2009; including costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties. In 2010, we acquired six properties with an aggregate purchase price of $60.4 million.
•	We invested cash of $137.7 million and $103.8 million during 2010 and 2009, respectively, in unconsolidated investees including investments in connection with property contributions we made, net of repayment of advances by the investees. In 2010, we acquired 15.8 million common units in PEPR for $109.2 million, which increased our common ownership in PEPR to 33.1%.
•	We received distributions from unconsolidated investees as a return of investment of $41.6 million and $32.1 million during 2010 and 2009, respectively.
•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our Global Line.
For the six months ended June 30, 2010 and 2009, financing activities provided net cash of $16.5 million and used net cash of $1.6 billion, respectively. The following are the significant activities for both periods presented:
•	In 2010, we purchased and extinguished $1.2 billion original principal amount of our senior and convertible notes and secured mortgage debt, for a total of $1.2 billion. In 2009, we purchased and extinguished $864.4 million original principal amount of our convertible notes for $640.2 million.
•	In 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of convertible notes due 2015. The proceeds were used to repay borrowings under our Global Line. We also issued $126.7 million in secured mortgage debt.
•	We had net payments on our Global Line of $275.5 million and $2.3 billion during 2010 and 2009, respectively.
•	On our other debt, we made net payments of $50.4 million and $56.2 million during 2010 and 2009, respectively.
•	In April 2009, we received net proceeds of $1.1 billion from the issuance of 174.8 common shares (“Equity Offering”). In addition to the Equity Offering, we generated proceeds from the sale and issuance of common shares under our various common share plans primarily from our at-the-market equity issuance program of $28.7 million and $1.8 million during 2010 and 2009, respectively.
•	We paid distributions of $143.8 million and $133.3 million to our common shareholders during 2010 and 2009, respectively. We paid dividends on our preferred shares of $12.7 million during both 2010 and 2009.
Off-Balance Sheet Arrangements
Property Fund Debt
We had investments in and advances to the property funds at June 30, 2010 of $1.8 billion. The property funds had total third party debt of $8.5 billion (for the entire entity, not our proportionate share) at June 30, 2010 that matures as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Discount	Total (1)

ProLogis California LLC	$—	$—	$—	$—	$137.5	$172.5	$—	$310.0
ProLogis North American Properties Fund I (2)	122.7	111.8	—	—	—	—	—	234.5
ProLogis North American Properties Fund VI-VIII	0.1	0.3	625.8	12.4	—	—	—	638.6
ProLogis North American Properties Fund XI (3)	32.3	0.6	0.7	0.4	—	—	—	34.0
ProLogis North American Industrial Fund (4)	—	—	52.0	80.0	—	1,112.2	—	1,244.2
ProLogis North American Industrial Fund II (5)	5.0	10.0	164.0	74.0	526.4	543.2	(8.0)	1,314.6
ProLogis North American Industrial Fund III (6)	1.3	120.7	90.5	385.6	146.5	280.0	(2.3)	1,022.3
ProLogis Mexico Industrial Fund (7)	—	—	99.1	170.0	—	—	—	269.1
ProLogis European Properties (8)	29.7	—	316.3	484.2	1,127.3	—	—	1,957.5
ProLogis European Properties Fund II (9)	172.2	—	136.6	490.3	436.4	219.2	—	1,454.7
ProLogis Korea Fund	—	15.1	30.5	—	—	—	—	45.6

Total property funds	$363.3	$258.5	$1,515.5	$1,696.9	$2,374.1	$2,327.1	$(10.3)	$8,525.1

(1)	As of June 30, 2010, we had not guaranteed any of the third party debt of the property funds. See note (5) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. As noted below, a majority of the 2010 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. As discussed earlier, we have not presented information related to ProLogis North American Properties Fund IX and X.

(2)	The debt included in 2010 maturities is due December 2010. The property fund is in discussions with the lender about re-financing or extending the term of this debt.

(3)	In August 2010, the property fund repaid $32.0 million of its debt maturing in 2010 with capital contributions from us ($6.4 million) and our fund partner.

(4)	The ProLogis North American Industrial Fund credit facility was terminated on May 7, 2010.

(5)	We have pledged properties we own directly, valued at approximately $275.0 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014 and related interest rate swap contracts. On July 23, 2010, we purchased an $81.0 million loan to ProLogis North American Industrial Fund II from the lender. The loan bears interest at 8%, matures in April 2015 and is secured by 13 buildings in the property fund.

(6)	We have a note receivable from this property fund. The outstanding balance at June 30, 2010 was $22.2 million and is not included in the maturities above as it is not third party debt.

(7)	In addition to its existing third party debt, this property fund has notes payable to us aggregating $14.3 million at June 30, 2010, which will be repaid in August 2010 with the proceeds from a capital call made by the property fund.

(8)	PEPR has a €100 million credit facility (approximately $122.8 million) due December 2010, under which $29.7 million was outstanding and $93.0 was available to borrow at June 30, 2010. The fund is currently negotiating a replacement credit facility with lenders.

(9)	As of June 30, 2010, PEPF II had a €170 million credit facility (approximately $208.7 million), under which $172.2 million was outstanding. In July 2010, PEPF II issued €124.3 million of secured mortgage debt and used the proceeds, together with cash on hand, to repay the outstanding balance under this facility. This facility expired on its scheduled maturity date of July 30, 2010. The property fund is working on arranging a new facility.
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
We paid a cash distribution of $0.15 per common share for the first and second quarter on February 26, 2010 and May 28, 2010, respectively. On August 2, 2010, our Board declared the third quarter distribution of $0.15 per common share that will be payable August 31, 2010 to shareholders of record on August 16, 2010.
The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board during the year.

At June 30, 2010, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
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

During this turbulent time, we have recognized certain of these recurring charges and gains over several quarters since the fourth quarter of 2008 and we believe it is reasonably likely that we may recognize similar charges and gains in the near future. As we continue to focus on generating liquidity, we believe it is likely that we may recognize additional impairment charges of assets that we or our unconsolidated investees will sell in the near future. We believe that as the financial markets stabilize, our liquidity needs change and the remaining capital available to the existing unconsolidated property funds to acquire our completed development properties expires (in August of 2010), the potential for impairment charges on real estate properties will diminish to an immaterial amount. As we continue to monetize our land bank through development or dispositions, we may dispose of this land at a gain or loss. We may also dispose of other non-strategic assets at a gain or loss. However, we do not expect that we will adjust our FFO measure for these gains or losses after 2010.
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
FFO, including significant non-cash items, attributable to common shares as defined by us was $75.0 million and $379.6 million for the six months ended June 30, 2010 and 2009, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $94.0 million and $310.4 million for the six months ended June 30, 2010 and 2009, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Reconciliation of net earnings to FFO
Net earnings (loss) attributable to common shares	$(114,279)	$417,597

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	167,174	143,304
Adjustments to gains on dispositions for depreciation	(1,832)	(1,203)
Adjustments to (gains on) dispositions of non-development properties	103	(1,535)
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development properties	(9,062)	(185,521)
Real estate related depreciation and amortization	127	10,502

Total discontinued operations	(8,935)	(175,019)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	76,832	75,981
Adjustment to gains/losses on dispositions for depreciation	—	(6,578)
Other amortization items	(6,989)	(6,161)

Total unconsolidated investees	69,843	63,242

Total NAREIT defined adjustments	226,353	28,789

Subtotal-NAREIT defined FFO	112,074	446,386

Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	4,229	(43,829)
Deferred income tax benefit	(42,398)	(15,611)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	1,944	(234)
Unrealized losses (gains) on derivative contracts, net	(1,575)	(5,959)
Deferred income tax expense (benefit)	687	(1,294)

Total unconsolidated investees	1,056	(7,487)

Total our defined adjustments	(37,113)	(66,927)

FFO, including significant non-cash items, attributable to common shares, as defined by us	74,961	379,459
Impairment of real estate properties	367	84,218
Net gain related to disposed assets — China operations	—	(3,315)
Losses (gains) on early extinguishment of debt	14,258	(161,208)
Write-off deferred extension fees associated with Global Line	854	—
Our share of certain losses recognized by the property funds	3,575	11,283

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$94,015	$310,437

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
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At June 30, 2010, we have three TMK bond agreements with variable interest rates. We concurrently entered into an interest rate swap agreement to fix the interest rate for the term of one of the notes totaling ¥10.0 billion ($110.8 million as of June 30, 2010). We have no other derivative contracts outstanding at June 30, 2010.

Our primary interest rate risk is created by the variable rate lines of credit. During the six months ended June 30, 2010, we had weighted average daily outstanding borrowings of $501.3 million on our variable rate lines of credit. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $0.6 million of cash flow for the six months ended June 30, 2010.
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
Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At June 30, 2010, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At June 30, 2010, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of June 30, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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
Item 1A. Risk Factors
As of June 30, 2010, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved].
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Summary of Outside Trustees Compensation

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Managing Director and Chief Accounting Officer

Date: August 5, 2010

Index to Exhibits

10.1	Summary of Outside Trustees Compensation

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.