Form 10-Q
period 2010-09-30
PROLOGIS
filed 2010-11-05
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☐     No ☑
The number of shares outstanding of the Registrant’s common shares as of November 1, 2010 was approximately 569,029,600.

PROLOGIS
INDEX

Page
Number
PART I. Financial Information
Item 1. Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	1
Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2010 and 2009	2
Consolidated Statement of Equity — Nine Months Ended September 30, 2010	3
Consolidated Statements of Comprehensive Income (Loss) — Nine Months Ended September 30, 2010 and 2009	3
Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2010 and 2009	4
Notes to Consolidated Financial Statements	5
Report of Independent Registered Public Accounting Firm	21
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	38
Item 4. Controls and Procedures	39
PART II. Other Information
Item 1. Legal Proceedings	39
Item 1A. Risk Factors	39
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. [Removed and Reserved]	39
Item 5. Other Information	39
Item 6. Exhibits	39
EX-10.1
EX-12.1
EX-12.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2010	December 31,
	(Unaudited)	2009

ASSETS
Real estate	$15,126,237	$15,172,583
Less accumulated depreciation	1,883,405	1,671,100

	13,242,832	13,501,483
Investments in and advances to unconsolidated investees	2,352,188	2,151,723
Cash and cash equivalents	17,799	34,362
Accounts and notes receivable	123,186	91,547
Other assets	1,033,914	1,017,780

Total assets	$16,769,919	$16,796,895

LIABILITIES AND EQUITY
Liabilities:
Debt	$8,170,032	$7,977,778
Accounts payable and accrued expenses	397,281	367,399
Other liabilities	519,524	444,432

Total liabilities	9,086,837	8,789,609

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	125,000	125,000
Common Shares; $0.01 par value; 477,009 shares issued and outstanding at September 30, 2010 and 474,162 shares issued and outstanding at December 31, 2009	4,770	4,742
Additional paid-in capital	8,573,066	8,524,867
Accumulated other comprehensive income	17,392	42,298
Distributions in excess of net earnings	(1,279,837)	(934,583)

Total ProLogis shareholders’ equity	7,665,391	7,987,324
Noncontrolling interests	17,691	19,962

Total equity	7,683,082	8,007,286

Total liabilities and equity	$16,769,919	$16,796,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Rental income	$236,068	$220,489	$695,816	$661,252
Property management and other fees and incentives	29,262	45,792	86,231	111,200
CDFS disposition proceeds	—	—	—	180,237
Development management and other income	4,784	3,010	8,494	7,594

Total revenues	270,114	269,291	790,541	960,283

Expenses:
Rental expenses	69,095	67,862	201,732	203,325
Investment management expenses	9,829	10,186	30,079	31,581
General and administrative	34,959	38,632	115,886	128,325
Reduction in workforce	—	415	—	11,745
Impairment of real estate properties and other assets	2,929	46,274	3,296	130,492
Depreciation and amortization	93,469	79,643	267,018	230,952
Other expenses	5,409	8,405	14,325	19,408

Total expenses	215,690	251,417	632,336	755,828

Operating income	54,424	17,874	158,205	204,455

Other income (expense):
Earnings from unconsolidated property funds, net	7,455	11,639	13,305	31,135
Earnings (loss) from other unconsolidated investees, net	1,770	(693)	7,197	2,850
Interest expense	(120,233)	(89,838)	(349,132)	(265,819)
Other income (expense), net	7,375	(10,021)	5,833	(5,846)
Net gains on dispositions of real estate properties	35,922	13,627	58,688	22,419
Foreign currency exchange gains, net	6,144	13,386	2,626	34,898
Gain (loss) on early extinguishment of debt, net	(1,791)	12,010	(48,449)	173,218

Total other income (expense)	(63,358)	(49,890)	(309,932)	(7,145)

Earnings (loss) before income taxes	(8,934)	(32,016)	(151,727)	197,310
Current income tax expense (benefit)	5,499	(4,626)	15,850	30,140
Deferred income tax expense (benefit)	1,956	(5,088)	(40,442)	(20,687)

Total income tax expense (benefit)	7,455	(9,714)	(24,592)	9,453

Earnings (loss) from continuing operations	(16,389)	(22,302)	(127,135)	187,857

Discontinued operations:
Income (loss) attributable to disposed properties	(130)	2,775	392	23,416
Net gain related to disposed assets — China operations	—	—	—	3,315
Net gains on dispositions:
Non-development properties	667	14,270	9,729	199,791
Development properties and land subject to ground leases	7,359	—	7,424	11,503

Total discontinued operations	7,896	17,045	17,545	238,025

Consolidated net earnings (loss)	(8,493)	(5,257)	(109,590)	425,882
Net earnings attributable to noncontrolling interests	(190)	(162)	(634)	(966)

Net earnings (loss) attributable to controlling interests	(8,683)	(5,419)	(110,224)	424,916
Less preferred share dividends	6,369	6,369	19,107	19,107

Net earnings (loss) attributable to common shares	$(15,052)	$(11,788)	$(129,331)	$405,809

Weighted average common shares outstanding – Basic	477,028	452,683	476,280	379,421

Weighted average common shares outstanding – Diluted	477,028	452,683	476,280	382,623

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.05)	$(0.07)	$(0.31)	$0.44
Discontinued operations	0.02	0.04	0.04	0.63

Net earnings (loss) per share attributable to common shares – Basic	$(0.03)	$(0.03)	$(0.27)	$1.07

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.05)	$(0.07)	$(0.31)	$0.44
Discontinued operations	0.02	0.04	0.04	0.62

Net earnings (loss) per share attributable to common shares – Diluted	$(0.03)	$(0.03)	$(0.27)	$1.06

Distributions per common share	$0.15	$0.15	$0.45	$0.55

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENT OF EQUITY
Nine Months Ended September 30, 2010
(Unaudited)
(In thousands)

		Common Shares			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Shares	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity

Balance as of January 1, 2010	$350,000	474,162	$4,742	$8,524,867	$42,298	$(934,583)	$19,962	$8,007,286
Consolidated net earnings (loss)	—	—	—	—	—	(110,224)	634	(109,590)
Issuances of common shares under
common share plans, net of issuance costs	—	2,797	28	26,389	—	—	—	26,417
Conversions of noncontrolling
interests, net	—	50	—	600			(600)	—
Foreign currency translation gains (losses), net	—	—	—	—	34	—	(1,771)	(1,737)
Unrealized losses and amortization on
derivative contracts, net	—	—	—	—	(24,940)	—	—	(24,940)
Cost of share-based compensation awards	—	—	—	21,210	—	—	—	21,210
Distributions	—	—	—	—	—	(235,030)	(534)	(235,564)

Balance as of September 30, 2010	$350,000	477,009	$4,770	$8,573,066	$17,392	$(1,279,837)	$17,691	$7,683,082

PROLOGIS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009

Net earnings (loss) attributable to controlling interests	$(110,224)	$424,916
Other comprehensive income (loss):
Foreign currency translation gains, net	34	148,322
Unrealized gains (losses) and amortization on derivative contracts, net	(24,940)	6,646

Comprehensive income (loss) attributable to common shares	$(135,130)	$579,884

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009

Operating activities:
Net earnings (loss) attributable to controlling interests	$(110,224)	$424,916
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Noncontrolling interest share in earnings, net	634	1,110
Straight-lined rents	(30,433)	(27,342)
Cost of share-based compensation awards	17,258	17,516
Depreciation and amortization	267,354	242,486
Equity in earnings from unconsolidated investees	(20,502)	(34,787)
Changes in operating receivables and distributions from unconsolidated investees	70,362	34,541
Amortization of deferred loan costs	20,027	11,190
Amortization of debt discount, net	38,412	51,049
Impairment of real estate properties and other assets	3,296	130,492
Gains on dispositions of assets included in discontinued operations	(17,153)	(214,609)
Gains recognized on disposition of investments in Japan property funds	—	(180,237)
Gains recognized on property dispositions, net	(58,688)	(22,419)
Loss (gain) on early extinguishment of debt, net	48,449	(173,218)
Unrealized foreign currency exchange gains, net	(2,609)	(56,897)
Deferred income tax benefit	(40,442)	(20,699)
Decrease (increase) in accounts and notes receivable and other assets	5,628	110,950
Increase (decrease) in accounts payable and accrued expenses and other liabilities	33,780	(73,030)

Net cash provided by operating activities	225,149	221,012

Investing activities:
Real estate investments	(376,400)	(1,015,347)
Tenant improvements and lease commissions on previously leased space	(38,862)	(37,498)
Non-development capital expenditures	(21,288)	(16,006)
Investments in and net advances to unconsolidated investees	(333,349)	(242,973)
Proceeds from disposition of investments in Japan property funds	—	500,000
Return of investment from unconsolidated investees	76,990	44,783
Proceeds from dispositions of real estate assets — China operations	—	845,468
Proceeds from dispositions of real estate assets	603,460	1,187,230
Proceeds from repayment of notes receivable	388	8,222

Net cash (used in) provided by investing activities	(89,061)	1,273,879

Financing activities:
Proceeds from sales and issuances of common shares	29,887	1,487,937
Distributions paid on common shares	(215,923)	(200,830)
Dividends paid on preferred shares	(19,062)	(19,062)
Noncontrolling interest distributions, net	(535)	(929)
Debt and equity issuance costs paid	(28,300)	(95,971)
Net payments on Global Line	(305,413)	(2,317,654)
Repurchase of senior and convertible senior notes and early extinguishment of secured mortgage debt	(1,411,148)	(900,138)
Proceeds from issuance of senior and convertible senior notes and secured mortgage debt	1,853,134	739,165
Payments on senior notes, secured mortgage debt and assessment bonds	(54,428)	(319,334)

Net cash used in financing activities	(151,788)	(1,626,816)

Effect of foreign currency exchange rate changes on cash	(863)	(1,169)
Net decrease in cash and cash equivalents	(16,563)	(133,094)
Cash and cash equivalents, beginning of period	34,362	174,636

Cash and cash equivalents, end of period	$17,799	$41,542

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
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2010, our results of operations for the three and nine months ended September 30, 2010 and 2009, and our cash flows for the nine months ended September 30, 2010 and 2009 have been included. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2009 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
Certain amounts included in the accompanying Consolidated Financial Statements for 2009 have been reclassified to conform to the 2010 financial statement presentation. We reclassified $88.5 million from Accounts Payable and Accrued Expenses and $45.2 million from Accounts and Notes Receivable into Real Estate, Other Investments in our December 31, 2009 balance sheet, due to the right of offset between asset and liability amounts associated with a long-term development project in the United Kingdom.
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
In January 2010, the FASB issued a new accounting standard that requires disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. The Level 3 disclosure requirements are effective for us on January 1, 2011, and will not have an impact on our financial position or results of operations.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
3. Real Estate
Real estate assets are presented at cost, and consist of the following (in thousands):

	September 30,	December 31,
	2010	2009

Industrial properties (1):
Improved land	$2,655,514	$2,625,885
Buildings and improvements	8,973,946	8,919,616
Retail and office properties (2):
Improved land	76,239	76,239
Buildings and improvements	228,119	226,599
Properties under development, including cost of land (3)	276,397	191,127
Land held for development (4)	2,380,914	2,569,343
Land subject to ground leases and other	372,823	373,422
Other investments (5)	162,285	190,352

Total real estate assets	15,126,237	15,172,583
Less accumulated depreciation	1,883,405	1,671,100

Net real estate assets	$13,242,832	$13,501,483

(1)	At September 30, 2010 and December 31, 2009, we had 1,181 and 1,188 industrial properties consisting of 192.1 million square feet and 191.6 million square feet, respectively. This includes operating properties we developed that we refer to as our completed development properties.

(2)	At both September 30, 2010 and December 31, 2009, we had 27 retail properties consisting of 1.0 million square feet. We also owned two office properties with an aggregate cost of $39.3 million and $39.1 million at September 30, 2010 and December 31, 2009, respectively.

(3)	Properties under development consisted of 10 properties aggregating 4.3 million square feet at September 30, 2010 and 5 properties aggregating 2.9 million square feet at December 31, 2009. Our total expected investment upon completion of the properties under development at September 30, 2010 was $495.3 million, including land, development and leasing costs.

(4)	Land held for development consisted of 10,001 acres and 10,360 acres at September 30, 2010 and December 31, 2009, respectively, and includes land parcels that we may develop or sell depending on market conditions and other factors.

(5)	Other investments may include: (i) restricted funds that are held in escrow pending the completion of tax-deferred exchange transactions involving operating properties; (ii) certain infrastructure costs related to projects we are developing on behalf of others; (iii) costs incurred related to future development projects, including purchase options on land; (iv) costs related to our corporate office buildings, which we occupy; and (v) earnest money deposits associated with potential acquisitions.
See Note 13 regarding our planned disposition of certain properties.
At September 30, 2010, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea).
During the nine months ended September 30, 2010, we recognized Net Gains on Dispositions of Real Estate Properties in continuing operations of $58.7 million, which related to the contribution of land and operating properties to unconsolidated investees ($53.2 million gain) and the sale of land parcels to third parties ($5.5 million gain). See Note 5 for further discussion of properties we sold to third parties that are reported in discontinued operations.
The contribution activity in 2010 resulted in cash proceeds of $435.1 million related to six development properties aggregating 1.8 million square feet contributed to ProLogis European Properties Fund II; the contribution of one development property aggregating 0.3 million square feet to ProLogis North American Industrial Fund; and the sale of 90% of two development properties in Japan with 1.3 million square feet. We continue to own 10% of the Japan properties, which are accounted for under the equity method of accounting, and we will continue to manage the properties.
In 2010, we received cash proceeds of $34.6 million related to the contribution of 41 acres of land to ProLogis European Properties Fund II, on which we will develop a 0.8 million square foot building on behalf of the property fund and earn development fees, and we also received cash proceeds of $56.8 million from the sale of land to third parties.
During the first quarter of 2010, we received proceeds of $13.2 million, which represented the development costs we incurred relating to the sale of a building in Japan to a third party. As we have a purchase option on this building, we recorded a liability for the cash received and did not recognize a sale for accounting purposes.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
During 2010, we acquired ten properties aggregating 2.4 million square feet with a combined purchase price of $128.6 million, which was allocated to real estate and other assets.
During the nine months ended September 30, 2009, we recorded impairment charges of $123.9 million related primarily to completed development properties in Europe and Mexico that we expected to contribute to unconsolidated property funds. The charges represented the difference between the estimated proceeds from disposition and our cost basis and were due to our intent at that time to contribute these properties. Some of the properties have been contributed, with the remainder now being held for long term investment, net of the impairment.
Changes in economic and operating conditions and our ultimate investment intent with regard to our investments in land and operating properties that occur in the future may result in additional impairment charges. See discussion regarding our land review in Note 13.
4. Unconsolidated Investees
Summary of Investments
Our investments in and advances to unconsolidated investees, which we account for under the equity method, are summarized by type of investee as follows (in thousands):

	September 30,	December 31,
	2010	2009

Property funds	$2,024,149	$1,876,650
Other investees	328,039	275,073

Totals	$2,352,188	$2,151,723

Property Funds
We have investments in several property funds that own portfolios of operating industrial properties. Many of these properties were originally developed by us and contributed to these property funds, although certain of the property funds have also acquired properties from third parties. We may earn additional fees by providing other services including, but not limited to, leasing, construction, development and financing. We may also earn incentive performance returns based on the investors’ returns over a specified period.
Summarized information regarding our investments in the property funds is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Earnings (loss) from unconsolidated property funds:
North America	$(26)	$1,072	$(8,225)	$2,025
Europe	7,330	10,374	20,993	25,449
Asia	151	193	537	3,661

Total earnings (loss) from unconsolidated property funds, net	$7,455	$11,639	$13,305	$31,135

Fees paid to ProLogis:
Property management and other fees and incentives:
North America	$15,498	$15,224	$44,586	$46,021
Europe	12,475	13,375	37,742	38,102
Asia	187	178	563	2,353

Total property management and other fees and incentives	28,160	28,777	82,891	86,476
Development management and other income — Europe	2,020	—	2,020	—

Total fees paid to ProLogis	$30,180	$28,777	$84,911	$86,476

We also earned property management and development fees from joint ventures and other entities of $1.8 million and $4.1 million during the three and nine months ended September 30, 2010, respectively, and $17.0 million and $24.7 million during the three and nine months ended September 30, 2009, respectively. Included in this amount are development fees of $0.7 million that we earned in the third quarter 2010 for developing a building within an unconsolidated joint venture and property management fees we earned in 2009 from the Japan property funds after we sold our investments in the funds. In connection with the termination of the property management agreement for these properties in July 2009, we earned a termination fee of $16.3 million that is included within Property Management and Other Fees and Incentives in our Consolidated Statements of Operations.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	September 30,	December 31,	September 30,	December 31,
Property Fund	2010	2009	2010	2009

ProLogis California	50.0%	50.0%	$90,996	$94,498
ProLogis North American Properties Fund I	41.3%	41.3%	17,000	21,295
ProLogis North American Properties Fund VI-VIII (1)	20.0%	20.0%	76,821	78,996
ProLogis North American Properties Fund XI (2)	20.0%	20.0%	30,052	22,115
ProLogis North American Industrial Fund (3)	23.1%	23.0%	237,545	241,988
ProLogis North American Industrial Fund II (4)	37.0%	37.0%	390,501	336,511
ProLogis North American Industrial Fund III	20.0%	20.0%	135,351	140,047
ProLogis Mexico Industrial Fund (5)	20.0%	24.2%	52,413	74,754
ProLogis European Properties (“PEPR”) (6)	33.1%	24.8%	493,056	383,389
ProLogis European Properties Fund II (“PEPF II”) (7)	30.9%	32.1%	478,853	461,631
ProLogis Korea Fund	20.0%	20.0%	21,561	21,426

Totals			$2,024,149	$1,876,650

(1)	See Note 13 regarding our expected disposition of our equity investments in these property funds.

(2)	On August 2, 2010, the property fund repaid maturing debt with capital contributions from us ($6.4 million) and our fund partner ($25.7 million).

(3)	In the first quarter of 2010, the property fund called $23.2 million of capital to acquire one property from us and to repay debt. Our share of the capital contributions was $5.4 million. In connection with the contribution of the property to the property fund, we received equity as a part of the proceeds. The remaining equity commitments expired at the end of February 2010.

(4)	On July 23, 2010, we purchased an $81.0 million loan to ProLogis North American Industrial Fund II from the lender. The loan bears interest at 8%, matures in May 2015 and is secured by 13 buildings in the property fund.

(5)	On August 2, 2010, the property fund called capital of $75.0 million to repay $19.5 million in amounts owed to us and $55.5 million of secured mortgage debt. As a result, we contributed $1.1 million of cash and reduced our ownership in the property fund to 20%. The remaining equity commitments expired unused on August 17, 2010.

(6)	Included in our investment balance are 7.0 million preferred units in PEPR with an annual 10.5% dividend. The preferred units are convertible into common units at a rate of one for one at our option. PEPR has the option to redeem the units on, or after, December 2016 or sooner in certain limited circumstances. During the first quarter of 2010, we increased our ownership in PEPR by purchasing 15.8 million additional common units for €80.4 million ($109.2 million).

(7)	During the second quarter of 2010, we contributed 41 acres and one completed development building for $73.5 million to this property fund. We are developing a 0.8 million square foot building on the land on behalf of the property fund in exchange for a development fee. In the final capital call on July 30, 2010, the property fund called capital of €282 million ($361 million) to acquire properties from us (we contributed five development properties with 1.2 million square feet for $78.8 million during the third quarter) and to fund future capital needs. We contributed $87.0 million of cash (24% of the total capital contribution), which further reduced our ownership in the property fund. The remaining equity commitments expired August 16, 2010.
During the fourth quarter of 2009, we recognized an impairment charge that represented the entire carrying value of our investments in ProLogis North American Properties Funds IX and X after events indicated that we may not be able to recover our investment. We do not have any material financial exposure related to our investments in these property funds. As a result, we are no longer recognizing our share of the earnings or loss generated by these property funds and we have not included these property funds in our disclosures beginning January 1, 2010. During the second quarter of 2010, ProLogis North American Properties Fund IX conveyed all its properties to its lender with no additional loss or charge to us.
To the extent an unconsolidated investee acquires properties from a third party or requires cash to retire debt or has other cash needs, we may agree to contribute our proportionate share of the equity component in cash to the unconsolidated investee.
Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	North
2010	America	Europe	Asia	Total

For the three months ended September 30, 2010:
Revenues	$199.5	$171.4	$2.8	$373.7
Net earnings (loss) (1)	$(16.3)	$14.5	$0.8	$(1.0)
For the nine months ended September 30, 2010:
Revenues	$600.6	$527.6	$8.4	$1,136.6
Net earnings (loss) (1)	$(73.6)	$37.7	$2.7	$(33.2)
As of September 30, 2010:
Total assets	$9,137.1	$8,662.5	$152.2	$17,951.8
Amounts due to us (2)	$116.3	$4.7	$—	$121.0
Third party debt (3)	$4,894.3	$3,675.6	$49.0	$8,618.9
Total liabilities	$5,282.1	$4,468.6	$52.4	$9,803.1
Noncontrolling interest	$12.4	$11.5	$—	$23.9
Fund partners’ equity	$3,842.6	$4,182.4	$99.8	$8,124.8
Our weighted average ownership (4)	27.5%	31.9%	20.0%	29.5%
Our investment balance (5)	$1,030.6	$971.9	$21.6	$2,024.1
Deferred gains, net of amortization (6)	$238.1	$296.1	$—	$534.2

	North
2009	America	Europe	Asia	Total

For the three months ended September 30, 2009:
Revenues	$212.5	$191.8	$2.6	$406.9
Net earnings (loss) (1)	$(3.3)	$31.6	$0.9	$29.2
For the nine months ended September 30, 2009:
Revenues	$649.0	$536.3	$38.1	$1,223.4
Net earnings (loss) (1)	$(22.0)	$68.2	$15.5	$61.7
As of December 31, 2009:
Total assets	$9,700.0	$8,807.5	$150.6	$18,658.1
Amounts due to us (2)	$50.0	$31.2	$—	$81.2
Third party debt (3)	$5,340.3	$3,948.8	$48.1	$9,337.2
Total liabilities	$5,647.7	$4,773.8	$51.5	$10,473.0
Noncontrolling interest	$10.7	$15.8	$—	$26.5
Fund partners’ equity	$4,041.6	$4,017.9	$99.1	$8,158.6
Our weighted average ownership (4)	27.6%	28.5%	20.0%	27.9%
Our investment balance (5)	$1,010.2	$845.1	$21.4	$1,876.7
Deferred gains, net of amortization (6)	$243.1	$297.4	$—	$540.5

(1)	One of the North America property funds, beginning in the first quarter of 2009, and one of the Europe property funds, starting in the second quarter of 2010, are parties to interest rate forward swap contracts that no longer met the requirements for hedge accounting. Therefore, the change in fair value of these contracts was recognized in earnings. As a result, included in net earnings (loss) from North America are net losses of $3.9 million and $15.8 million for the three and nine months ended September 30, 2010, respectively, and net losses of $7.8 million and $19.4 million for the three and nine months ended September 30, 2009, respectively. Included in net earnings (loss) for Europe are net losses of $2.4 million and $9.1 million for the three and nine months ended September 30, 2010, respectively. There were no gains or losses for Europe included in 2009. Also included in net earnings (loss) in North America is a loss of $12.4 million for the nine months ended September 30, 2010 due to the impairment of an operating building in one of the property funds.

(2)	As of September 30, 2010 and December 31, 2009, we had notes receivable aggregating $21.8 million and $22.6 million, respectively, from ProLogis North American Industrial Fund III. As discussed above, we purchased an $81.0 million loan to ProLogis North American Industrial Fund II from the lender during the third quarter 2010. The remaining amounts represent current balances from services provided by us to the property funds.

(3)	As of September 30, 2010 and December 31, 2009, we had not guaranteed any of the third party debt of the property funds. We have pledged direct owned properties, valued at approximately $275 million, to serve as additional collateral for the secured mortgage loan of ProLogis North American Industrial Fund II payable to an affiliate of our fund partner and for the related interest rate swap contract.

(4)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(5)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(6)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.
Other unconsolidated investees
We have investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own a hotel and own office properties. The amounts we have recognized as our proportionate share of the earnings or losses from our investments in these entities are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

North America	$401	$278	$4,302	$2,866
Europe	909	(971)	2,268	(16)
Asia	460	—	627	—

Total earnings (loss) from other unconsolidated investees, net	$1,770	$(693)	$7,197	$2,850

Our investments in and advances to these entities are as follows (in thousands):

	September 30,	December 31,
	2010	2009

North America (1)	$179,598	$148,137
Europe	83,470	96,191
Asia (2)	64,971	30,745

Total	$328,039	$275,073

(1)	During the third quarter of 2010, one of the unconsolidated investees, which owns and operates a hotel, paid maturing debt with a capital contribution from us ($33.3 million) and our partner ($99.0 million). See Note 13 regarding the planned disposition of our equity investment in this entity.

(2)	We sold 90% of two completed development properties in Japan, one in the first quarter of 2010 and one in the third quarter of 2010, for $88.4 million and $206.0 million, respectively. We will continue to own 10% of the properties, which are accounted for under the equity method of accounting, and we will continue to manage the properties.
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
We had no properties classified as held for sale at September 30, 2010 or December 31, 2009.
During the first nine months of 2010, we disposed of 13 properties to third parties that aggregated 1.4 million square feet. During all of 2009, in addition to our China operations, we disposed of land subject to ground leases and 140 properties that aggregated 14.8 million square feet to third parties.
Discontinued operations are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Rental income	$184	$4,737	$1,603	$50,429
Rental expenses	(231)	(1,012)	(875)	(14,903)
Depreciation and amortization	(83)	(950)	(336)	(11,534)
Other expenses, net	—	—	—	(576)

Income (loss) attributable to disposed properties	(130)	2,775	392	23,416
Net gain related to disposed assets — China operations	—	—	—	3,315
Net gains recognized on property dispositions	8,026	14,270	17,153	211,294

Total discontinued operations	$7,896	$17,045	$17,545	$238,025

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, excluding the China operations and including minor adjustments to previous dispositions (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Number of properties	4	3	13	128
Net proceeds from dispositions	$51,573	$33,952	$69,014	$700,758
Net gains from dispositions	$8,026	$14,270	$17,153	$211,294

6. Debt
Our debt consisted of the following (dollars in thousands):

	September 30, 2010		December 31, 2009
	Weighted		Weighted
	Average Interest	Amount	Average Interest	Amount
	Rate	Outstanding	Rate	Outstanding

Credit Facility (“Global Line”)	2.55%	$445,312	2.27%	$736,591
Senior notes	6.47%	4,654,345	6.31%	4,047,905
Convertible senior notes (1)	5.00%	1,799,275	5.55%	2,078,441
Secured mortgage debt	5.70%	1,247,295	6.40%	1,090,126
Assessment bonds	6.47%	23,805	6.49%	24,715

Totals	5.81%	$8,170,032	5.75%	$7,977,778

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash discount related to these notes). The weighted average coupon interest rate was 2.5% as of September 30, 2010 and 2.2% as of December 31, 2009.
As of September 30, 2010, we were in compliance with all of our debt covenants.
During 2010 and 2009, in connection with our announced initiatives to stagger and extend our debt maturities and reduce our outstanding debt, we repurchased portions of several series of senior and convertible senior notes outstanding with maturities in 2012, 2013, 2015 and 2016. In addition, in the first and third quarters of 2010 we repaid certain secured mortgage debt in connection with the sale of two properties in Japan. The repurchase and repayment activity is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Convertible Senior Notes (1):
Original principal amount	$103,000	$15,000	$842,642	$536,257
Cash purchase price	$97,181	$13,028	$791,603	$351,106
Senior Notes:
Original principal amount	$33,539	$20,000	$456,015	$363,192
Cash purchase price	$33,102	$19,925	$482,484	$322,015
Secured Mortgage Debt:
Original principal amount	$89,581	$227,017	$134,721	$227,017
Cash repayment price	$90,402	$227,017	$137,061	$227,017
Total:
Original principal amount	$226,120	$262,017	$1,433,378	$1,126,466
Cash purchase / repayment price	$220,685	$259,970	$1,411,148	$900,138
Gain (loss) on early extinguishment of debt (2)	$(1,791)	$12,010	$(48,449)	$173,218

(1)	Although the cash purchase price is less than the principal amount outstanding, the repurchase of these notes resulted in a non-cash loss in 2010 due to the non-cash discount.

(2)	Represents the difference between the recorded debt (including unamortized related debt issuance costs, premiums and discounts) and the consideration we paid to retire the debt, which may include prepayment penalties and costs.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
Global Line
Information related to our Global Line as of September 30, 2010 is as follows (dollars in millions):

Aggregate lender — commitments	$2,326.8
Less:
Borrowings outstanding	445.3
Outstanding letters of credit	95.7

Current availability	$1,785.8

We may draw funds from a syndicate of banks in U.S. dollars, euros, Japanese yen, pound sterling and Canadian dollars. The total commitment varies in U.S. dollars due to currency fluctuations. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding (2.55% per annum at September 30, 2010 based on a weighted average using local currency rates). The facility matures on August 12, 2012.
Senior Notes
On March 16, 2010, we issued $1.1 billion of senior notes, consisting of $300.0 million at 6.25% maturing in 2017, at 99.637% of par value for an all-in-rate of 6.315% and $800.0 million at 6.875% maturing in 2020, at 99.765% of par value for an all-in-rate of 6.908%. The proceeds were used to repay borrowings under our Global Line.
2010 Convertible Notes
On March 16, 2010, we issued $460.0 million of 3.25% convertible notes maturing in 2015 (“2010 Convertible Notes”). The 2010 Convertible Notes are convertible at any time by holders at an initial conversion rate of 57.8503 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $17.29 per share, subject to adjustment upon the occurrence of certain events. The holders of the notes have the right to require us to repurchase their notes for cash at any time on or prior to the maturity date upon a change in control or a termination of trading (each as defined in the notes). Due to the terms of the 2010 Convertible Notes, including that a conversion must be settled in common shares, the accounting for these notes is different than the convertible notes we issued in 2007 and 2008. The 2010 Convertible Notes are reflected at the issuance amount and interest is recognized based on the stated coupon rate and the amortization of the cash discount. The conversion of these notes into shares, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share, unless the impact is anti-dilutive. During the three and nine months ended September 30, 2010, the impact of these notes was anti-dilutive.
Secured Mortgage Debt
In 2010, we issued four TMK bonds (i) ¥8.1 billion ($86.7 million) at 2.13% due March 2013 (ii) ¥3.4 billion ($36.7 million) at 3.28% due April 2015 (iii) ¥300 million ($3.3 million) at 2.19% due June 2013 and (iv) ¥14.0 billion ($166.7 million) at 1.776% due March 2013. In connection to the sale of two development properties in Japan, we paid off ¥4.3 billion ($45.1 million) 4.09% TMK bonds in the first quarter 2010 and ¥7.5billion ($89.6 million) 2.19% TMK bonds in the third quarter 2010. The remaining TMK bonds are secured by three properties with an aggregated undepreciated cost of $467.3 million at September 30, 2010. TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs.
Long-Term Debt Maturities
Principal payments due on our debt, excluding the Global Line, for the remainder of 2010 and for each of the years in the five-year period ending December 31, 2015 and thereafter are as follows (in thousands):

2010 (1)	$195,579
2011 (1)	184,076
2012 (2)	991,956
2013 (2) (3)	781,231
2014	665,370
2015	1,039,932
Thereafter	3,944,694

Total principal due	7,802,838
Less: discount, net	78,118

Net carrying balance	$7,724,720

(1)	We expect to repay the amounts maturing in 2010 with borrowings under our Global Line or with cash on hand from our equity issuance that was completed in November 2010 (see Note 13) and amounts maturing in 2011 with borrowings under our Global Line.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
(2)	The maturities in 2012 and 2013 include $781.0 million and $642.9 million, respectively, representing the aggregate principal amounts of the convertible senior notes issued in 2007 and 2008, based on the year in which the holders first have the right to require us to repurchase their notes for cash.
(3)	The convertible notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.
7. Long-Term Compensation
Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including non-management members of our Board of Trustees (“Outside Trustees”). The full value awards include restricted share units (“RSUs”), contingent performance shares and performance share awards (“PSAs”).
Summary of Activity
The activity for the nine months ended September 30, 2010, with respect to our share options, is as follows:

	Options Outstanding
		Weighted Average
	Number of Options	Exercise Price	Options Exercisable

Balance at December 31, 2009	6,038,700	$32.25
Surrendered and cancelled	(1,842,997)	43.30
Forfeited	(580,801)	27.45

Balance at September 30, 2010	3,614,902	$27.39	2,584,108

On July 9, 2010, we completed a one-time share option exchange program, which was approved by our shareholders at our annual meeting, to allow certain of our employees to surrender for cancellation outstanding share options with an exercise price that was greater than $15.04 per share in exchange for a lesser number of RSUs based on the fair value of the option and the RSU at the time of the exchange. The unamortized cost of the share options surrendered and cancelled was included as a component of the value of the RSUs granted. The total value of the RSUs, equal to the unamortized compensation expense associated with the related eligible unvested options surrendered, will be recognized as compensation expense over the applicable vesting period of the new RSUs. As the fair value of each RSU granted approximated the fair value of the eligible options surrendered in exchange for the RSUs, each measured on July 9, 2010, there was no incremental cost. As a result of the program, the options were surrendered and cancelled and 522,328 RSUs were granted.
The activity for the nine months ended September 30, 2010, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested

Balance at December 31, 2009	3,401,784
Granted	2,337,395
Distributed	(242,542)
Forfeited	(188,637)

Balance at September 30, 2010	5,308,000	$15.76	196,421

In 2010, we granted 1,716,178 RSUs and 543,025 PSAs. The PSAs were granted to certain employees of the company, vest over three years and will be earned based on the attainment of certain individual and company goals for 2010. The ultimate number of shares that may be earned and issued varies from 0 — 200% of the target award. Additionally in 2010, we issued 78,192 deferred units to our Outside Trustees in an annual grant.
8. Income Taxes
During the nine months ended September 30, 2010, we recognized a deferred income tax benefit of approximately $27.5 million resulting from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized.
9. Earnings Per Common Share
We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010 (1)	2009 (1)	2010 (1)	2009

Net earnings (loss) attributable to common shares	$(15,052)	$(11,788)	$(129,331)	$405,809
Noncontrolling interest attributable to convertible limited partnership units	—	—	—	966

Adjusted net earnings (loss) attributable to common shares	$(15,052)	$(11,788)	$(129,331)	$406,775

Weighted average common shares outstanding — Basic	477,028	452,683	476,280	379,421
Incremental weighted average effect of conversion of limited partnership units	—	—	—	1,192
Incremental weighted average effect of share awards (2)	—	—	—	2,010

Weighted average common shares outstanding — Diluted (3)	477,028	452,683	476,280	382,623

Net earnings (loss) per share attributable to common shares - Basic	$(0.03)	$(0.03)	$(0.27)	$1.07

Net earnings (loss) per share attributable to common shares - Diluted	$(0.03)	$(0.03)	$(0.27)	$1.06

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted shares are the same.

(2)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 9,977 and 11,470 for the three months ended September 30, 2010 and 2009, respectively, and 10,797 and 11,739 for the nine months ended September 30, 2010 and 2009, respectively. Of the potentially dilutive instruments, all were anti-dilutive in 2010 and for the three months ended 2009 and 6,875 were anti-dilutive for the nine months ended September 30, 2009.

(3)	The shares underlying the convertible debt have not been included because the impact would be anti-dilutive. Also see Note 13 for information on an equity issuance we completed in November 2010.
10. Financial Instruments
Derivative Financial Instruments
In the normal course of business, our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. To manage these risks, we may enter into various derivative contracts. We may use foreign currency contracts, including forwards and options, to manage foreign currency exposure. We may use interest rate swaps to manage the effect of interest rate fluctuations. We do not use derivative financial instruments for trading purposes. The majority of our derivative financial instruments are customized derivative transactions and are not exchange-traded. Management reviews our hedging program, derivative positions, and overall risk management strategy on a regular basis. We only enter into transactions that we believe will be effective at offsetting the underlying risk.
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
Changes in the fair value of derivatives that are designated and qualify as cash flow hedges are recorded in Accumulated Other Comprehensive Income in our Consolidated Balance Sheets. We reclassify changes in the fair value of derivatives into the applicable line item in our Consolidated Statements of Operations in which the hedged items are recorded in the same period that the underlying hedged items affect earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures hedged, fluctuations in the value of the derivative instruments will generally be offset by changes in the fair values or cash flows of the underlying exposures being hedged. The changes in fair values of derivatives that were not designated and/or did not qualify as hedging instruments are immediately recognized in earnings.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
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
Our interest rate risk management strategy is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. The maximum length of time that we hedge our exposure to future cash flows is typically less than 10 years. We use cash flow hedges to minimize the variability in cash flows of assets or liabilities or forecasted transactions caused by fluctuations in interest rates. We typically designate our interest rate swap agreements as cash flow hedges as these derivative instruments may be used to manage the interest rate risk on potential future debt issuances or to fix the interest rate on a variable rate debt issuance. The effective portion of the gain or loss on the derivative is reported as a component of Accumulated Other Comprehensive Income in our Consolidated Balance Sheets, and reclassified to Interest Expense in the Consolidated Statements of Operations over the corresponding period of the hedged item. Losses on the derivative representing hedge ineffectiveness are recognized in Interest Expense at the time the ineffectiveness occurred.
There was no ineffectiveness recorded during the three and nine months ended September 30, 2010 and 2009. The amount reclassified to interest expense for the three and nine months ended September 30, 2010 and 2009 is not considered material.
We generally do not designate the following derivative contracts as hedges:
•	Foreign currency forwards — we may use foreign currency forward contracts to manage the foreign currency fluctuations of certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in Foreign Currency Exchange Gains, Net in our Consolidated Statements of Operations. We had no outstanding foreign currency forwards at September 30, 2010.

•	Foreign currency put options — we may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. These contracts are marked-to-market through earnings in Foreign Currency Exchange Gains, Net, in our Consolidated Statements of Operations as they do not qualify for hedge accounting treatment. We had no activity in foreign currency put options during the nine months ended September 30, 2010 and 2009.
The following table summarizes the activity in our derivative instruments (in millions) for the nine months ended September 30:

	2010		2009
	Foreign		Foreign
	Currency	Interest	Currency	Interest
	Forwards	Rate Swaps (1)	Forwards (2)	Rate Swaps (1)

Notional amounts at January 1	$—	$157.7	$—	$-
New contracts	—	155.0	351.7	44.6
Matured or expired contracts	—	(44.6)	(351.7)	—

Notional amounts at September 30	$—	$268.1	$—	$44.6

(1)	During the second and fourth quarters of 2009 and third quarter of 2010, we entered into three interest rate swap contracts to fix the interest rate on our variable rate TMK bonds, a ¥4.3 billion interest rate swap contract that was settled in the first quarter of 2010, a ¥10.0 billion interest rate swap contract that matures in December 2012 and a ¥13.0 billion interest rate contract that matures in December 2014. We designated these contracts as cash flow hedges and they qualify for hedge accounting treatment. At September 30, 2010, we had $2.1 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to the unsettled derivative contracts.

(2)	During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million in Foreign Currency Exchange Gains, Net in our Consolidated Statements of Operations.
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
At September 30, 2010 and December 31, 2009, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments, the recent acquisition of these items or, in the case of notes receivable, adjustments to fair value made in connection with impairment charges.
At September 30, 2010 and December 31, 2009, the fair value of our senior notes and convertible senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Global Line has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative financial instruments is determined through widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at September 30, 2010 and December 31, 2009, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.
The following table reflects the carrying amounts and estimated fair values of our financial instruments (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt:
Global Line	$445,312	$437,324	$736,591	$716,993
Senior notes	4,654,345	4,716,203	4,047,905	3,981,971
Convertible senior notes	1,799,275	1,819,962	2,078,441	2,058,507
Secured mortgage debt	1,247,295	1,327,386	1,090,126	1,094,526
Assessment bonds	23,805	24,311	24,715	24,197

Total debt	$8,170,032	$8,325,186	$7,977,778	$7,876,194

11. Business Segments
Our business strategy currently includes two operating segments, as follows:
•	Direct Owned — representing the direct long-term ownership of industrial distribution and retail properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan and South Korea). Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development and land we own and lease to customers under ground leases.
•	Investment Management — representing the long-term investment management of property funds and industrial joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and joint ventures operating in North America, Europe and Asia. Along with the income recognized under the equity method, we include fees and incentives earned for services performed on behalf of the unconsolidated investees and interest income earned on advances to unconsolidated investees, if any.

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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Direct owned (1):
North America	$193,403	$193,689	$577,279	$588,356
Europe	22,052	15,376	61,616	46,268
Asia	22,661	14,434	62,679	34,222

Total direct owned segment	238,116	223,499	701,574	668,846

Investment management (2):
North America	16,468	16,974	39,456	50,157
Europe	22,375	22,043	62,072	62,230
Asia	1,588	16,678	2,559	29,409

Total investment management segment	40,431	55,695	104,087	141,796

CDFS business — Asia (3)	—	—	—	180,237

Total segment revenue	278,547	279,194	805,661	990,879
Reconciling item (4)	(8,433)	(9,903)	(15,120)	(30,596)

Total revenues	$270,114	$269,291	$790,541	$960,283

Net operating income:
Direct owned (5):
North America	$133,860	$134,894	$408,088	$413,024
Europe	12,969	2,265	31,375	10,737
Asia	16,783	10,188	46,054	22,696

Total direct owned segment	163,612	147,347	485,517	446,457

Investment management (2)(6):
North America	9,846	10,919	19,625	32,774
Europe	19,353	18,547	52,315	51,461
Asia	1,403	16,043	2,068	25,980

Total investment management segment	30,602	45,509	74,008	110,215

CDFS business — Asia (3)	—	—	—	180,237

Total segment net operating income	194,214	192,856	559,525	736,909
Reconciling items:
General and administrative expenses	(34,959)	(38,632)	(115,886)	(128,325)
Reduction in workforce	—	(415)	—	(11,745)
Impairment of real estate properties and other assets (7)	(2,929)	(46,274)	(3,296)	(130,492)
Depreciation and amortization expense	(93,469)	(79,643)	(267,018)	(230,952)
Earnings from other unconsolidated investees, net	792	1,043	5,382	3,389
Interest expense	(120,233)	(89,838)	(349,132)	(265,819)
Other income (expense), net	7,375	(10,136)	5,833	(6,190)
Net gains on dispositions of real estate properties	35,922	13,627	58,688	22,419
Foreign currency exchange gains, net	6,144	13,386	2,626	34,898
Gain (loss) on early extinguishment of debt	(1,791)	12,010	(48,449)	173,218

Total reconciling items	(203,148)	(224,872)	(711,252)	(539,599)

Earnings (loss) before income taxes	$(8,934)	$(32,016)	$(151,727)	$197,310

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	September 30,	December 31,
	2010	2009

Assets:
Direct owned:
North America	$9,199,573	$9,241,846
Europe	3,125,260	3,301,096
Asia	1,913,233	1,932,187

Total direct owned segment	14,238,066	14,475,129

Investment management:
North America	1,048,829	1,027,367
Europe	1,072,649	956,365
Asia	86,535	52,170

Total investment management segment	2,208,013	2,035,902

Total segment assets	16,446,079	16,511,031

Reconciling items:
Investments in and advances to other unconsolidated investees	171,515	141,107
Cash and cash equivalents	17,799	34,362
Accounts receivable	8,240	1,574
Other assets	126,286	108,821

Total reconciling items	323,840	285,864

Total assets	$16,769,919	$16,796,895

(1)	Includes rental income of our industrial and retail properties and land subject to ground leases, as well as development management and other income, other than development fees earned for services provided to the investees included in the investment management segment.

(2)	Includes investment management fees, development fees and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial joint ventures, along with interest earned on advances to these unconsolidated investees and the 10.5% annual dividend on €41.6 million of preferred units in PEPR that we acquired in December 2009.

(3)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds due to our sale of these investments.

(4)	Amount represents the earnings or losses recognized under the equity method from unconsolidated investees, which we reflect in revenues of the investment management segment but are not presented as a component of Revenues in our Consolidated Statements of Operations.

(5)	Includes rental income less rental expenses of our industrial and retail properties and land subject to ground leases, as well as development management and other income less related expenses.

(6)	Also includes the direct costs we incur to manage the unconsolidated investees and the properties they own that are presented as Investment Management Expenses in our Consolidated Statements of Operations.

(7)	During the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2009, we recognized impairment charges on certain real estate properties in our Direct Owned Segment of $2.9 million ($2.0 million North America and $0.9 million Europe), $3.3 million ($2.0 million North America and $1.3 million Europe), $39.7 million (all Europe), and $123.9 million ($15.7 million North America and $108.2 million Europe), respectively.
12. Supplemental Cash Flow Information
Non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009 are as follows:
•	We received $4.6 million of ownership interests in ProLogis North American Industrial Fund as a portion of our proceeds from the contribution of a property to this property fund during the nine months ended September 30, 2010.

•	We capitalized portions of the total cost of our share-based compensation awards of $3.9 million and $4.6 million to the investment basis of our real estate or other assets during the nine months ended September 30, 2010 and 2009, respectively.
The amount of interest paid in cash, net of amounts capitalized, for the nine months ended September 30, 2010 and 2009 was $254.2 million and $169.2 million, respectively.
During the nine months ended September 30, 2010 and 2009, cash paid for income taxes was $25.9 million and $43.0 million, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
13. Subsequent Events
Planned Disposition Activity
On October 18, 2010, we announced that we had entered into a definitive agreement to sell a portfolio of industrial properties and several equity method investments to a single buyer for approximately $1.02 billion. The industrial portfolio includes approximately 180 properties with 23 million square feet that were 95.6% leased at September 30, 2010. The equity method investments include our 20% ownership interest in three property funds (ProLogis North American Properties Fund VI-VIII) and an investment in an unconsolidated joint venture that owns a hotel property and adjacent land. We expect the sale, which is subject to customary closing conditions, to close later in the fourth quarter and result in an approximate $200 million net gain. We will continue to provide property management services for the industrial properties that were previously owned directly by us and by the property funds.
In addition, in the fourth quarter of 2010, we began actively pursuing the disposition of our retail and certain mixed-use properties and certain land subject to ground leases. We expect the disposition of all or a portion of these assets to be consummated in early 2011 and to result in an impairment charge in the three months ending December 31, 2010 of approximately $120 million.
Land Review
One of our strategic objectives is to monetize our land holdings through development or sale. As a result, we had previously identified certain land parcels that we expected to sell and, due to declining values as a result of market conditions, we recognized impairment charges on certain land parcels in the amount of $137.0 million and $194.1 million in the years ended December 31, 2009 and 2008, respectively.
We recently made the decision to more aggressively pursue the monetization of our land through sale over the next one to three years. We are in the process of reviewing each of our land parcels to determine which parcels are most probable of being developed and which parcels we will seek to sell. We have not completed or finalized our strategic decisions regarding the development or sale of our land parcels and, therefore, we cannot currently estimate the amount of land that will ultimately be offered for sale or the amount of any related impairment charges that will result therefrom. We expect to complete our review during the fourth quarter of 2010, and that any resulting impairment charges, based on current market conditions, will be recorded during such period. We believe that any impairment charges resulting from our strategic decision to more aggressively pursue the monetization of our land through sale could be material.
Equity Offering
On November 1, 2010, we closed on a public offering of 92 million common shares at a price of $12.30 per share, including an overallotment option of 12 million shares that was exercised by the underwriters in connection with the closing. We received net proceeds, after underwriters’ discount, of $1.1 billion. A portion of the proceeds were used to repay borrowings under our Global Line. We expect to apply the remaining net proceeds, together with amounts reborrowed under our Global Line, for the repayment or repurchase of outstanding indebtedness and for general corporate purposes. We are planning to commence tender offers to repurchase between $1 billion and $2 billion of our senior notes and/or convertible senior notes.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries (the “Company”) as of September 30, 2010, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, the related consolidated statement of equity for the nine-month period ended September 30, 2010, the related consolidated statements of comprehensive income (loss) for the nine-month periods ended September 30, 2010 and 2009, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Denver, Colorado
November 5, 2010

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2009 Annual Report on Form 10-K.
Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part II, “Item 1A. Risk Factors” in our most recent annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries.
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
We generate revenues; earnings; FFO, as defined at the end of Item 2; and cash flows through our segments primarily as follows:
•	Direct Owned Segment — Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial and retail properties in key distribution markets. We divide our operating properties into three categories: (i) properties that we developed (“core-completed development properties”), (ii) all other industrial operating properties (“core properties”), and (iii) retail operating properties. Also included in this segment are industrial properties that are currently under development, land available for development and/or disposition and land subject to ground leases.

We earn rent from our customers, including reimbursements of certain operating costs, generally under long-term operating leases. We expect our total revenues from this segment to increase slightly in 2010 from 2009 through increases in occupied square feet predominantly in our completed development properties, offset partially with decreases from contributions of properties we made in 2009 and 2010 and lower rents on turnover of space. We anticipate the increases in occupied square feet to come from leases that were signed in 2009, but where the space was not occupied until 2010, and leasing activity in 2010. Our completed development properties were 73.1% and 62.2% leased at September 30, 2010 and December 31, 2009, respectively, and 69.2% and 55.2% occupied at September 30, 2010 and December 31, 2009, respectively.

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
We recently made the decision to more aggressively pursue the monetization of our land through sale over the next one to three years. We are in the process of reviewing each of our land parcels to determine which parcels are most probable of being developed and which parcels we will seek to sell. We have not completed or finalized our strategic decisions regarding the development or sale of our land parcels and, therefore, we cannot currently estimate the amount of land that will ultimately be offered for sale or the amount of any related impairment charges that will result therefrom. We expect to complete our review during the fourth quarter of 2010, and that any resulting impairment charges, based on current market conditions, will be recorded during such period. We believe that any impairment charges resulting from our strategic decision to more aggressively pursue the monetization of our land through sale could be material.
In addition, we recently announced a planned 2010 disposition (see below). In the fourth quarter 2010, we began actively pursuing disposition of our retail and mixed-use properties, as well as certain land subject to ground leases. We expect the disposition of all or a portion of these assets to be consummated in early 2011 and to result in an impairment charge during the fourth quarter of 2010.

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
We have made progress on these objectives, as well as completed other activities, as follows:
•	In October 2010, we announced that we had entered into a definitive agreement to sell a portfolio of industrial properties and several equity method investments for approximately $1.02 billion. See Note 13 to our Consolidated Financial Statements in Item 1 for additional information.

•	On November 1, 2010, we closed on a public offering of 92 million common shares at a price of $12.30 per share, including an overallotment option of 12 million shares, that was exercised by the underwriters in connection with the closing (the “Equity Offering”). We received net proceeds, after underwriters discount, of $1.1 billion. A portion of the proceeds were used to repay borrowings under our credit facility (“Global Line”). We expect to apply the remaining net proceeds, together with amounts reborrowed under our Global Line, for the repayment or repurchase of outstanding indebtedness and for general corporate purposes.

•	In March 2010, we issued five-, seven- and ten-year senior and convertible senior notes for a total of $1.56 billion. A portion of the proceeds were used to repay borrowings on our Global Line. The remaining proceeds, together with amounts reborrowed under the Global Line, were used for the repayment of debt discussed below.

•	During the nine months ended September 30, 2010, we repurchased an aggregate of $1.30 billion original principal amount of our senior and convertible senior notes with maturities in 2012, 2013, 2015 and 2016 for $1.27 billion using borrowings under our Global Line. These transactions resulted in the recognition of a net loss of $46.2 million, which represented the difference between the recorded debt balance of $1.23 billion (net of premiums and discounts, and including related debt issue costs), and the cash consideration paid.

•	In June 2010, we amended our Global Line to reduce the size of the aggregate commitments to approximately $2.25 billion (subject to currency fluctuations).

•	We generated aggregate proceeds of $504.1 million from the contribution of one development property to ProLogis North American Industrial Properties Fund (“NAIF”), six development properties to ProLogis European Properties Fund II (“PEPF II”), the sale of 90% of two development properties in Japan and the sale of thirteen properties to third parties.

•	We began development of 12 properties that aggregated 4.9 million square feet and utilized $154.6 million of land that we owned and held for development. Nine of these properties were in Europe and were 100% pre-leased. Two of these properties were in Japan, one of which was pre-leased, and one was in the U.S. and not pre-leased. Subsequent to the start of one of these developments in Europe, we sold the underlying land (41 acres) to PEPF II for $34.6 million. We will construct a building on behalf of the property fund for a development fee. During the third quarter, we completed two development buildings in Europe and contributed or sold them. In addition, we sold land parcels to third parties, generating proceeds of $56.8 million. All of these activities allowed us to monetize an aggregate of approximately $207 million in land so far in 2010.

•	We increased the leased percentage of our completed development properties from 62.2% at December 31, 2009 to 73.1% at September 30, 2010. The leased percentage of our core portfolio increased slightly from 90.1% at December 31, 2009 to 90.4% at September 30, 2010.

•	We acquired 10 properties aggregating 2.4 million square feet with a combined purchase price of $128.6 million.

•	Early in 2010, we purchased 15.8 million additional common units of ProLogis European Properties (“PEPR”) for €80.4 million ($109.2 million), which increased our ownership percentage in the common equity of PEPR to 33.1%.
Results of Operations
Nine Months Ended September 30, 2010 and 2009
Summary
The following table illustrates the net operating income for each of our segments, along with the reconciling items to Earnings (Loss) from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the nine months ended September 30 (dollars in thousands):

	2010	2009

Net operating income — direct owned segment	$485,517	$446,457
Net operating income — investment management segment	74,008	110,215
Net operating income — CDFS business segment	—	180,237
Other:
General and administrative expense	(115,886)	(128,325)
Reduction in workforce	—	(11,745)
Impairment of real estate properties and other assets	(3,296)	(130,492)
Depreciation and amortization expense	(267,018)	(230,952)
Earnings from other unconsolidated investees, net	5,382	3,389
Interest expense	(349,132)	(265,819)
Other income (expense), net	5,833	(6,190)
Net gains on dispositions of real estate properties	58,688	22,419
Foreign currency exchange gains, net	2,626	34,898
Gain (loss) on early extinguishment of debt	(48,449)	173,218
Income tax benefit (expense)	24,592	(9,453)

Earnings (loss) from continuing operations	$(127,135)	$187,857

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
Direct Owned Segment
The net operating income of the direct owned segment consists of rental income and rental expenses from industrial and retail properties that we own. The size and occupied percentage of our direct owned operating portfolio fluctuates due to the timing of development and contributions and affects the net operating income we recognize in this segment. Also included in this segment is land we own and lease to customers under ground leases, development management and other income, and land holding and acquisition costs. The net operating income from the direct owned segment for the nine months ended September 30, excluding amounts presented as Discontinued Operations in our Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2010	2009

Rental and other income	$701,574	$668,846
Rental and other expenses	216,057	222,389

Total net operating income — direct owned segment	$485,517	$446,457

Our direct owned operating portfolio was as follows (square feet in thousands):

	September 30, 2010			December 31, 2009			September 30, 2009
	Number of	Square	Leased	Number of	Square	Leased	Number of	Square	Leased
	Properties	Feet	%	Properties	Feet	%	Properties	Feet	%

Core industrial properties	1,024	142,803	90.4%	1,025	141,019	90.1%	1,032	141,862	90.4%
Completed development properties	157	49,339	73.1%	163	50,604	62.2%	169	52,281	56.6%

Subtotal industrial properties	1,181	192,142	86.0%	1,188	191,623	82.7%	1,201	194,143	81.3%
Retail properties	27	1,014	97.2%	27	1,014	91.5%	33	1,355	92.6%

Total operating portfolio	1,208	193,156	86.1%	1,215	192,637	82.8%	1,234	195,498	81.4%

The increase in rental income in 2010 from 2009 is due primarily to the increased occupancy in our completed development properties (from 55.2% at December 31, 2009 to 69.2% at September 30, 2010) and the completion of new development properties, offset partially by decreases due to contributions of properties to the unconsolidated property funds and decreases in effective rental rates on lease turnovers. During 2010, we completed the development of 6 buildings aggregating 2.6 million square feet that were 100% leased at September 30, 2010 and contributed or sold 11 development properties aggregating 3.9 million square feet that were 100% leased at disposition. The effective rental rates in our same store portfolio (as defined below) decreased 8.5% in the third quarter 2010 as compared with third quarter 2009. The decrease was due to: (i) leases turning that were put in place when market rents were at or near peak; (ii) more short-term leases that generally have lower effective rental rates; and (iii) decreased market rents. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $152.4 million and $147.5 million for the nine months ended September 30, 2010 and 2009, respectively.

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
We report the costs associated with our investment management segment for all periods presented in the line item Investment Management Expenses in our Consolidated Statements of Operations of $30.1 million and $31.6 million for the nine months ended September 30, 2010 and 2009, respectively. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios. The decrease is due primarily to the sale of our investments in the Japan funds, which were managed until July 2009.
The net operating income from the investment management segment for the three months ended September 30 was as follows (in thousands):

	2010	2009

Unconsolidated property funds:
North America (1)	$16,556	$31,994
Europe (2)	50,998	52,780
Asia (3)	609	1,406
Other (4)	5,845	24,035

Total net operating income — investment management segment	$74,008	$110,215

(1)	Represents the income earned by us from our investments in 10 and 12 property funds for the nine months ended September 30, 2010 and 2009, respectively, in North America, offset by investment management expenses. Our ownership interests ranged from 20.0% to 50.0% at September 30, 2010. These property funds on a combined basis owned 799, 847 and 850 properties that were 92.1%, 91.9% and 92.1% leased at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. During the fourth quarter of 2009, we recognized an impairment charge that represented the entire carrying value of our investments in ProLogis North American Properties Funds IX and X after events indicated that we may not be able to recover our investment. We do not have any material financial exposure related to our investments in these property funds. As a result, we are no longer recognizing our share of the earnings or loss generated by these property funds and we have not included these property funds in our disclosures beginning January 1, 2010. During the second quarter of 2010, ProLogis North American Properties Fund IX conveyed all of its properties to the lender of its secured debt with no additional charge or loss to us.

Our proportionate share of earnings from the North American property funds decreased in 2010, as compared with 2009, due primarily to lower revenue as a result of previous property sales, lower occupancy and lower effective rents on new leases. On a combined basis, excluding ProLogis North American Properties Funds IX and X, the occupied percentage of this portfolio was 91.3%, 92.3% and 92.0% at September 30, 2010, December 31, 2009 and September 30, 2009. In addition, included in net operating income for 2010 is a net loss of $3.0 million, which represents our share of an impairment on an operating building in one of the funds. Income in 2009 includes a gain of $7.2 million that represents our share of a gain recognized by one of the property funds from the extinguishment of debt. Investment management expenses were $19.8 million and $17.4 million for the nine months ended September 30, 2010 and 2009, respectively.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II, offset by investment management expenses. On a combined basis, these funds owned 435, 428 and 415 properties that were 93.6%, 96.3% and 96.7% leased at September 30, 2010, December 31, 2009 and September 30, 2009, respectively. The increase in properties is due to contributions we made to PEPF II in 2010 and 2009. In addition, included in net operating income for 2010 is a net loss of $2.9 million, which represents our proportionate share of an unrealized loss that was recognized by a property fund for interest rate derivative contracts that no longer meet the requirements for hedge accounting.

Our common ownership interest in PEPR and PEPF II was 33.1% and 30.9%, respectively, at September 30, 2010. During the first quarter of 2010, we purchased 15.8 million common units of PEPR for €80.4 million ($109.2 million). In addition, we earn a 10.5% annual return on €41.6 million of preferred units in PEPR that we acquired in December 2009.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea and two property funds in Japan through February 2009, at which time we sold our fund investments in Japan, offset by investment management expenses. At September 30, 2010, December 31, 2009 and September 30, 2009, the Korea fund, which owned 12 properties for all periods that were 100%, 97.8% and 97.8% leased, respectively, was the only fund in which we maintain an ownership interest.

(4)	Includes property management fees and our share of earnings from industrial joint ventures and other entities, offset by investment management expenses. Included in 2009 are fees earned from the Japan property funds after February through July 2009, including a termination fee of $16.3 million.
See Note 4 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated investees.
Operational Outlook
Although the global market fundamentals began to show signs of stability in late 2009, the industrial real estate business has historically lagged the overall economy. Globally, demand for industrial distribution space is still soft, but we are seeing signs of increased customer activity, with positive net absorption in the U.S. in the third quarter of 2010, for the second quarter since the third quarter of 2007. We expect demand in the U.S. to improve as Gross Domestic Product (“GDP”) growth returns. We believe significant obsolescence and customers’ preference to lease, rather than own, facilities will continue to drive demand for industrial space in Europe and Asia. Market rents remain lower than a year ago and we expect this to remain the case for the foreseeable future. However, we believe market rents will trend upward as market occupancies improve.
In our total operating industrial portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 84.9 million square feet and 108.1 million square feet of space during the first nine months of 2010 and the year ended December 31, 2009, respectively, including 76.8 million square feet of leases signed in the first nine months of 2009. On lease turnovers in the same store portfolio (as defined below), rental rates decreased 8.5% in the third quarter of 2010. The total operating portfolio was 89.9% leased at September 30, 2010, up from 89.2% at December 31, 2009, primarily due to increased leasing in our core and completed development properties, offset by a modest decrease in the investment management portfolio.
In our direct owned portfolio, we leased 38.2 million square feet, including 12.8 million square feet in our development portfolio (both completed properties and those under development) in the nine months ended September 30, 2010. This compares to the first nine months of 2009 when we leased 42.5 million square feet. Repeat business with our global customers is important to our long-term growth. During the first nine months of 2010, of the space leased in our newly developed properties, 62.8% was with repeat customers. Although leasing activity was slower on expiring leases during the first nine months of 2010, existing customers renewed their leases 73.3% of the time in 2010, relatively consistent with the same period in 2009. As of September 30, 2010, our total direct owned industrial operating portfolio was 86.0% leased, as compared with 82.7% at December 31, 2009 and 81.3% at September 30, 2009.
The industry as a whole has had sharply reduced levels of speculative new supply over couple of years. However, we continue to experience an increase in customer requests for build-to-suit proposals, since much of the overall existing industry vacancy is in older, obsolete buildings and, therefore, does not meet these customers’ distribution space requirements. In response to this emerging demand, during the nine months ended September 30, 2010, we started development of 12 properties totaling 4.9 million square feet, 10 of which were 100% leased prior to the commencement of development. In an effort to monetize our land holdings, we plan to continue to take advantage of opportunities to develop new generally pre-leased operating properties for long-term investment, primarily in our major logistics corridors. We will continue to evaluate future opportunities for such developments. Some of this land we have designated to be developed and held. If we decide to sell this land, we may recognize impairments at that time or gains on the sale, depending on the value as compared to our carrying value.
As of September 30, 2010, we owned 157 completed development properties that were 73.1% leased, as compared to 163 properties that were 62.2% leased at December 31, 2009. In addition, we had 10 properties under development that were 65.6% leased. As of September 30, 2010, we expect to incur an additional $336.8 million of development and leasing costs related to our development portfolio. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we may continue to own them directly, thereby creating additional income in our direct owned segment. In certain limited circumstances, we may contribute them to a property fund or sell them to a third party, generating cash to reduce our debt or for other corporate purposes.
Other Components of Income
General and Administrative (“G&A”) Expenses and Reduction in Workforce (“RIF”)
Net G&A expenses for the nine months ended September 30 consisted of the following (in thousands):

	2010	2009

Gross G&A expense	$190,529	$212,221
Reported as rental expense	(14,822)	(14,660)
Reported as investment management expense	(30,079)	(31,581)
Capitalized amounts	(29,742)	(37,655)

Net G&A	$115,886	$128,325

Overall G&A expense decreased due to lower gross G&A expense, as a result of our RIF program in 2009 and various cost savings measures, offset by lower capitalized G&A. Our capitalized G&A has decreased due to lower gross G&A expense incurred and less development activity.
Impairment of Real Estate Properties
During the second and third quarters of 2009, we recorded impairment charges of $84.2 million and $46.3 million, respectively, related primarily to completed development properties in Europe and Mexico that we expected to contribute to the unconsolidated property funds. These charges represented the difference between the estimated proceeds from disposition and our cost basis and were due to our intent at that time to contribute these properties. Some of the properties have been contributed with the remainder now being held for long term investment, net of the impairment. Changes in economic and operating conditions and our ultimate investment intent with regard to our investments in operating properties that occur in the future may result in additional impairment charges.
We recently made the decision to more aggressively pursue the monetization of our land through sale over the next one to three years. We are in the process of reviewing each of our land parcels to determine which parcels are most probable of being developed and which parcels we will seek to sell. We have not completed or finalized our strategic decisions regarding the development or sale of our land parcels and, therefore, we cannot currently estimate the amount of land that will ultimately be offered for sale or the amount of any related impairment charges that will result therefrom. We expect to complete our review during the fourth quarter of 2010, and that any resulting impairment charges, based on current market conditions, will be recorded during such period. We believe that any impairment charges resulting from our strategic decision to more aggressively pursue the monetization of our land through sale could be material.
In addition, we began actively pursuing disposition of our retail and mixed use properties, as well as certain land subject to ground leases. We expect the disposition of all or a portion of these assets to be consummated in early 2011 and to result in an impairment charge in the fourth quarter 2010 of approximately $120 million.
Depreciation and Amortization
Depreciation and amortization expenses were $267.0 million and $231.0 million for the nine months ended September 30, 2010 and 2009, respectively. The increase is due to the completion and leasing of properties and less contribution activity.
Interest Expense
Interest expense for the nine months ended September 30 includes the following components (in thousands):

	2010	2009

Gross interest expense	$332,525	$281,585
Amortization of discount, net	38,412	51,049
Amortization of deferred loan costs	20,027	11,191

Interest expense before capitalization	390,964	343,825
Capitalized amounts	(41,832)	(78,006)

Net interest expense	$349,132	$265,819

The increase in interest expense in 2010 over 2009 is due to increased borrowing rates and lower capitalization due to less development activity in 2010. Our weighted average interest rate was 5.81% and 5.59% at September 30, 2010 and 2009, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities.
Net Gains on Dispositions of Real Estate Properties
During the nine months ended September 30, 2010, we recognized net gains of $58.7 million, generated from the contribution of land and operating properties ($53.2 million gain) and the sale of land parcels to third parties ($5.5 million gain).
The 2010 contribution activity resulted in cash proceeds of $435.1 million related to 6 development properties aggregating 1.8 million square feet contributed to ProLogis European Properties Fund II, the sale of 90% of 2 development properties in Japan with 1.3 million square feet and the contribution of one development property aggregating 0.3 million square feet to ProLogis North American Industrial Properties Fund. We continue to own 10% of the Japan properties, which are accounted for under the equity method of accounting, and we continue to manage the properties.
We also received cash proceeds of $34.6 million related to the contribution of 41 acres of land to ProLogis European Properties Fund II on which we are currently developing a 0.8 million square foot building on behalf of the property fund and earning development fees and we received cash proceeds of $56.8 million from the sale of land to third parties.
During the first quarter of 2010, we received proceeds of $13.2 million, which represented the development costs we incurred relating to the sale of a building in Japan to a third party. As we have a purchase option on this building, we recorded a liability for the cash received and did not recognize a sale for accounting purposes.
Foreign Currency Exchange Gains, net
We and certain of our foreign consolidated subsidiaries have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized in Foreign Currency Translation Gains, Net in our Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature.
If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange gains of $2.6 million and $57.0 million during the first nine months of 2010 and 2009, respectively, related to the remeasurement of debt. Predominantly the gains recognized in earnings relate to the remeasurement of intercompany loans between the U.S. parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. In addition, we recognized net foreign currency exchange losses of $22.1 million from the settlement of transactions with third parties in the nine months ended September 30, 2009.
Gains (Loss) on Early Extinguishment of Debt
During the nine months ended September 30, 2010 and 2009, in connection with our initiatives to reduce debt and stagger debt maturities, we purchased portions of several series of senior notes and senior convertible notes outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $48.4 million in 2010 and gains of $173.2 million in 2009. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt. See Note 6 to our Consolidated Financial Statements in Item 1.
Income Tax Expense
During the nine months ended September 30, 2010 and 2009, our current income tax expense was $15.9 million and $30.1 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. In the first quarter of 2009, in connection with the sale of our investments in the Japan property funds, we recognized current income tax expense of $20.5 million.
In 2010 and 2009, we recognized a net deferred tax benefit of $40.4 million and $20.7 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. In addition, during the second quarter of 2010, we recognized a deferred income tax benefit of approximately $27.5 million resulting from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized.
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
In 2010, we disposed of 13 properties to third parties aggregating 1.4 million square feet. The net gains on disposition of these properties of $17.2 million are reflected in discontinued operations, along with the results of operations of these properties for all periods presented.
During all of 2009, we sold our China operations, as well as land subject to ground leases and 140 properties to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these disposed assets are included in discontinued operations for all periods presented, along with the gains recognized during the period. We had no properties classified as held for sale at September 30, 2010 or December 31, 2009.
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
During the nine months ended September 30, 2010 and 2009, we recognized minimal gains and $148.3 million of gains, respectively, in Other Comprehensive Income (Loss) related to foreign currency translations of our international business units into U.S. dollars upon consolidation. The minimal gain in 2010 is mainly the result of the strengthening of the U.S. dollar to the euro and pound sterling, partially offset by the yen strengthening against the U.S. dollar, from the beginning to the end of the period. During the first six months of 2010, we recognized losses of $409.6 million, which were essentially offset by gains recognized in the third quarter of 2010. In 2009, we recognized net gains due to the strengthening of the euro, yen and pound sterling to the U.S. dollar, from the beginning to the end of the period, principally in the three months ended 2009.
Three Months Ended September 30, 2010 and 2009
The changes in net earnings attributable to common shares and its components for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, are similar to the changes for the nine month periods ended on the same dates, except as separately discussed above.

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

	September 30, 2010		December 31, 2009		September 30, 2009
	Number of		Number of		Number of
Reportable Business Segment	Properties	Square Feet	Properties	Square Feet	Properties	Square Feet

Direct Owned	1,208	193,156	1,215	192,637	1,234	195,498
Investment Management	1,252	272,438	1,289	274,617	1,279	272,873

Totals	2,460	465,594	2,504	467,254	2,513	468,371

Same Store Analysis
We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended September 30, 2010, as those properties that were in operation at July 1, 2009, and have been in operation throughout the three-month periods in both 2010 and 2009, including completed development properties. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended September 30, 2010, included 2,438 properties that aggregated 455.7 million square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the three months ended September 30, 2010 and 2009, as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

			Percentage
	2010	2009	Change

Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$236,068	$220,489
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(18,540)	(12,493)
Effect of changes in foreign currency exchange rates and other	(1,006)	(1,154)
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	367,569	378,034

Same store portfolio — rental income (2)(3)	584,091	584,876	(0.13)%

Less completed development properties (4)	(61,027)	(38,890)

Adjusted same store portfolio — rental income (2)(3)(4)	$523,064	$545,986	(4.20)%

			Percentage
	2010	2009	Change

Rental Expenses (1)(5)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$69,095	$67,862
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(4,686)	(4,233)
Effect of changes in foreign currency exchange rates and other	1,566	1,575
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	84,545	87,289

Same store portfolio — rental expenses (3)(5)	150,520	152,493	(1.29)%

Less completed development properties (4)	(17,545)	(14,763)

Adjusted same store portfolio — rental expenses (3)(4)(5)	$132,975	$137,730	(3.45)%

			Percentage
	2010	2009	Change

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$166,973	$152,627
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(13,854)	(8,260)
Effect of changes in foreign currency exchange rates and other	(2,572)	(2,729)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	283,024	290,745

Same store portfolio — net operating income (3)	433,571	432,383	0.27%

Less completed development properties (4)	(43,482)	(24,127)

Adjusted same store portfolio — net operating income (3)(4)	$390,089	$408,256	(4.45)%

(1)	As discussed above, our same store portfolio includes industrial and retail properties from our consolidated portfolio and industrial properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

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

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial and retail properties and those industrial properties owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	The same store portfolio results include the benefit of leasing our completed development properties that meet our definition of the same store portfolio. We have also presented the results for the adjusted same store portfolio by excluding the 172 completed development properties that we owned as of July 1, 2009 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

(5)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.
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
Liquidity and Capital Resources
Overview
We consider our ability to generate cash from operating activities, dispositions of properties and from available financing sources to be adequate to meet our anticipated future development, acquisition, operating, debt service and shareholder distribution requirements.
During 2010, we continued to focus on staggering and extending our debt maturities through the following activities:
•	On November 1, we closed on the Equity Offering, generating net proceeds, after underwriters discount, of $1.1 billion. A portion of the proceeds were used to repay borrowings under our Global Line. We expect to apply the remaining net proceeds, together with amounts reborrowed under our Global Line, for the repayment or repurchase of outstanding indebtedness and for general corporate purposes.
•	In March, we issued $1.56 billion of senior debt. The proceeds were used to repay borrowings on our Global Line, including amounts used to repurchase debt as discussed below. The debt consisted of:
•	$800 million with a stated rate of 6.875% and a maturity of March 2020;

•	$300 million with a stated rate of 6.25% and a maturity of March 2017; and

•	$460 million of convertible notes with a stated rate of 3.25% and a maturity of March 2015.
•	In the first quarter, we completed a tender offer for our 5.5% senior notes due April 1, 2012 and March 1, 2013 and repurchased $422.5 million original principal amount for $449.4 million. In the third quarter, we purchased $33.5 million original principal amount of our 5.625% and 5.75% senior notes due November 15, 2015 and April 1, 2016, respectively, for $33.1 million.

•	During the first nine months, we repurchased $842.6 million original principal amount of the convertible senior notes we had issued in 2007 and 2008, with the first cash put dates in 2012 and 2013, for $791.6 million.

•	In the first quarter, we generated proceeds of $27.4 million from the issuance of 2.2 million common shares under our at-the-market equity issuance program, which is net of $0.6 million of costs paid to our sales agent.

•	We issued ¥25.8 billion ($293.4 million) in secured mortgage debt related to certain of our Japan properties and repaid ¥11.8 billion ($134.7 million) upon the sale of certain Japan properties.

•	In June, we amended our Global Line, reducing the aggregate lender commitments to approximately $2.25 billion (subject to currency fluctuations).

•	On October 18, 2010, we announced that we had entered into a definitive agreement to sell a portfolio of industrial properties and several equity method investments to a single buyer for $1.02 billion. We expect the transaction to close in the fourth quarter of 2010, subject to customary closing conditions, and proceeds to be used for the repayment of debt and to fund development activity.
See Note 6 to our Consolidated Financial Statements in Item 1 for more information on our debt.
Near-Term Principal Cash Sources and Uses
In addition to common share distributions and preferred share dividend requirements, we expect our primary cash needs will consist of the following for the remainder of 2010 and 2011:
•	completion of the development and leasing of the properties in our development portfolio (a);
•	development of new generally pre-leased operating properties for long-term investment, primarily in our major logistics corridors;
•	repayment of debt, including payments on our Global Line and repurchases of senior notes and/or convertible senior notes;
•	scheduled debt principal payments in the remainder of 2010 of $195.6 million;
•	capital expenditures and leasing costs on properties;
•	investments in current or future unconsolidated investees, primarily for the repayment of debt or acquisition of properties from third parties; and
•	depending on market conditions, direct acquisition of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment.

(a)	As of September 30, 2010, we had 10 properties under development that were 65.6% leased with a current investment of $277.9 million and a total expected investment of $495.3 million when completed and leased, with $217.5 million remaining to be spent. We also had 157 completed development properties with a current investment of $4.1 billion and a total expected investment of $4.2 billion when leased, with $119.3 million remaining to be spent.
We expect to fund our cash needs principally from the following sources, all subject to market conditions:
•	available cash balances ($17.8 million at September 30, 2010);
•	property operations;
•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;
•	proceeds from the disposition of properties, land parcels or other investments to third parties (including the dispositions discussed in Note 13 on the Consolidated Financial Statements in Item 1);
•	proceeds from the contributions of properties to property funds or other unconsolidated investees;
•	borrowing capacity under our Global Line ($1.8 billion available as of September 30, 2010), other facilities or borrowing arrangements;
•	proceeds from the issuance of equity securities (including the Equity Offering closed on November 1, 2010 and sales under our at-the-market equity issuance program, under which we have 48.1 million common shares remaining); and
•	proceeds from the issuance of debt securities, including secured mortgage debt.
We may repurchase our outstanding debt securities through cash purchases, in open market purchases, privately negotiated transactions, tender offers or otherwise. We are planning to commence tender offers to repurchase between $1 billion and $2 billion of our senior notes and/or convertible senior notes. Such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Equity Commitments related to Property Funds
Certain property funds had equity commitments from us and our fund partners. In connection with the expiration of the remaining commitments in August 2010, ProLogis Mexico Industrial Fund (the “Mexico Fund”) and PEPF II called capital of $75.0 million and €282 million ($361 million), respectively. Our contributions ($1.1 million to the Mexico Fund and $87.0 million to PEPF II) were less than our proportionate share, resulting in a reduced ownership in the property funds. The property funds have used or will use the cash to pay down debt; and in the case of PEPF II, to acquire properties from us (we contributed five development properties with 1.2 million square feet for $78.8 million during the third quarter of 2010), to fund development costs and to fund future capital needs. In connection with these capital calls, we received $19.5 million from the Mexico Fund for the repayment of amounts due to us.

To the extent an unconsolidated investee acquires properties from a third party or requires cash to retire debt or has other cash needs, we may agree to contribute our proportionate share of the equity component in cash to the unconsolidated investee. We anticipate making cash contributions to certain property funds of approximately $48.4 million over the next three months to be used by the property funds to repay debt and to settle a derivative contract.
During the nine months ended September 30, 2010, we used cash for investments in or loans to the unconsolidated investees of approximately $333.3 million, net of repayments on advances. These investments included: (i) purchase of PEPR’s common units of $109.2 million; (ii) purchase of a secured mortgage loan to ProLogis North American Industrial Fund II (“NAIF II”) of $81.0 million; (iii) contributions of $110.3 million to PEPF II; (iv) additional investment in a joint venture of $33.3 million to repay debt; and (v) contributions of $27.1 million to, net of repayments of $27.6 million from other property funds and joint ventures.
For more information on our investments in the property funds, see Note 4 to our Consolidated Financial Statements in Item 1.
Cash Provided by Operating Activities
Net cash provided by operating activities was $225.1 million and $221.0 million for the nine months ended September 30, 2010 and 2009, respectively. In the first nine months of 2010, cash provided by operating activities was less than the cash distributions paid on common shares and dividends paid on preferred shares by $9.8 million.
Cash Investing and Cash Financing Activities
For the nine months ended September 30, 2010 and 2009, investing activities used net cash of $89.1 million and provided net cash of $1.3 billion, respectively. The following are the significant activities for both periods presented:
•	We generated cash from contributions and dispositions of properties and land parcels of $603.5 million and $1.2 billion during 2010 and 2009, respectively.
•	We invested $436.6 million in real estate during 2010 and $1.1 billion for the same period in 2009; including costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties. In 2010, we acquired 10 properties with an aggregate purchase price of $128.6 million.
•	We invested cash of $333.3 million and $243.0 million during 2010 and 2009, respectively, in unconsolidated investees including investments in connection with property contributions we made, net of repayment of advances by the investees, as discussed above.
•	We received distributions from unconsolidated investees as a return of investment of $77.0 million and $44.8 million during 2010 and 2009, respectively.
•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our Global Line.
For the nine months ended September 30, 2010 and 2009, financing activities used net cash of $151.8 million and $1.6 billion, respectively. The following are the significant activities for both periods presented:
•	In 2010, we purchased and extinguished $1.43 billion original principal amount of our senior notes and convertible senior notes and early extinguished secured mortgage debt, for a total of $1.41 billion. In 2009, we purchased and extinguished $1.1 billion original principal amount of our convertible notes for $900.1 million.
•	In 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of convertible senior notes due 2015. The proceeds were used to repay borrowings under our Global Line. We also incurred $293.4 million in secured mortgage debt.
•	We had net payments on our Global Line of $305.4 million and $2.3 billion during 2010 and 2009, respectively.
•	We made net payments of $54.4 million and $319.3 million on regularly scheduled debt principal and maturity payments during 2010 and 2009, respectively.
•	In April 2009, we received net proceeds of $1.1 billion from the issuance of 174.8 million common shares. We also generated proceeds from the sale and issuance of common shares under our various common share plans primarily from our at-the-market equity issuance program of $29.9 million and $334.3 million during 2010 and 2009, respectively.
•	We paid distributions of $215.9 million and $200.8 million to our common shareholders during 2010 and 2009, respectively. We paid dividends on our preferred shares of $19.1 million during both 2010 and 2009.
Off-Balance Sheet Arrangements
Property Fund Debt
We had investments in and advances to the property funds at September 30, 2010 of $2.0 billion. The property funds had total third party debt of $8.6 billion (for the entire entity, not our proportionate share) at September 30, 2010 that matures as follows (in millions):

	2010	2011	2012	2013	2014	Thereafter	Discount	Total (1)

ProLogis California	$—	$—	$—	$—	$137.5	$172.5	$—	$310.0
ProLogis North American Properties Fund I (2)	122.7	111.8	—	—	—	—	—	234.5
ProLogis North American Properties Fund VI-VIII (3)	0.1	0.3	625.8	12.4	—	—	—	638.6
ProLogis North American Properties Fund XI	0.2	0.6	0.7	0.4	—	—	—	1.9
ProLogis North American Industrial Fund	—	—	52.0	80.0	—	1,112.2	—	1,244.2
ProLogis North American Industrial Fund II (4)	2.5	10.0	164.0	74.0	526.4	462.2	(7.3)	1,231.8
ProLogis North American Industrial Fund III (5)	0.6	120.7	87.9	385.6	146.5	280.0	(2.1)	1,019.2
ProLogis Mexico Industrial Fund	—	—	—	—	—	214.1	—	214.1
ProLogis European Properties (6)	—	—	342.6	530.6	1,235.3	—	—	2,108.5
ProLogis European Properties Fund II (7)	—	—	149.8	638.8	477.3	301.2	—	1,567.1
ProLogis Korea Fund	—	16.3	32.7	—	—	—	—	49.0

Total property funds	$126.1	$259.7	$1,455.5	$1,721.8	$2,523.0	$2,542.2	$(9.4)	$8,618.9

(1)	As of September 30, 2010, we had not guaranteed any of the third party debt of the property funds. See note (5) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. As noted in note (2) below, remaining 2010 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all, including the planned financings discussed below. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities. As discussed earlier, we have not presented information related to ProLogis North American Properties Fund IX and X.

(2)	The ProLogis North American Properties Fund I expects to refinance the 2010 and 2011 maturities with a new $180 million two-year term loan and capital contributions from the fund partners (our share is $23 million). The new loan has a two-year renewal option and is expected to close in the fourth quarter of 2010.

(3)	See Note 13 to our Consolidated Financial Statements in Item I about the planned sale of our investments in these property funds.

(4)	In the third quarter of 2010, we purchased an $81.0 million loan to NAIF II from the lender. The loan bears interest at 8%, matures in May 2015 and is secured by 13 buildings in the property fund. This loan is not presented in the table as it is not third party debt. We have pledged properties we own directly, valued at approximately $275.0 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014 and related interest rate swap contracts.

(5)	We have a note receivable from this property fund. The outstanding balance at September 30, 2010 was $21.8 million and is not included in the maturities above as it is not third party debt.

(6)	In the third quarter of 2010, PEPR entered into a new €50 million ($67.4 million) credit facility, with the ability to increase the facility to €150 million. This facility is denominated in euro and pound sterling.

(7)	On October 15, 2010, PEPF II repaid €57.1 million ($80.4 million) of secured mortgage debt that was scheduled to mature in 2013 and expects to repay another €31.8 million in November 2010. In connection with the November repayment, the remaining loan balance of €175 million will be extended to July 2016. PEPF II issued a new €75 million ($101.1 million) credit facility on August 2, 2010, with the ability to increase the facility to €150 million. The facility is denominated in euro and pound sterling.
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
We paid a cash distribution of $0.15 per common share for the first, second, and third quarters on February 26, 2010, May 28, 2010, and August 31, 2010, respectively. In recognition of our anticipated taxable income for 2010 and considering the impact of issuing additional shares in the Equity Offering, our board of trustees (“Board”) has declared a reduced fourth quarter distribution of $0.1125 per share, and we expect that our Board will maintain this level of distributions per quarter throughout 2011. The distribution is payable on November 30, 2010 to shareholders of record on November 15, 2010. Our future common share distributions may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.
At September 30, 2010, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.

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
During this turbulent time, we have recognized certain of these recurring charges and gains over several quarters since the fourth quarter of 2008 and we believe it is reasonably likely that we may recognize similar charges and gains in the near future. As we continue to focus on generating liquidity, we believe it is likely that we may recognize additional impairment charges of assets that we or our unconsolidated investees will sell in the near future. We believe that as the economy stabilizes, our liquidity needs change and the remaining capital available to the existing unconsolidated property funds to acquire our completed development properties expires (existing capital commitments expired in August of 2010), the potential for impairment charges on real estate properties will diminish to an immaterial amount. As we continue to monetize our land bank through development or dispositions, we may dispose of this land at a gain or loss. We may also dispose of other non-strategic assets at a gain or loss. However, we do not expect that we will adjust our FFO measure for these gains or losses after 2010.
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
FFO, including significant non-cash items, attributable to common shares as defined by us was $179.0 million and $444.6 million for the nine months ended September 30, 2010 and 2009, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $202.8 million and $405.0 million for the nine months ended September 30, 2010 and 2009, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2010	2009

Reconciliation of net earnings to FFO
Net earnings (loss) attributable to common shares	$(129,331)	$405,809

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	257,248	218,883
Adjustments to gains on dispositions for depreciation	(4,208)	(2,204)
Adjustments to (gains on) dispositions of non-development properties	97	(1,646)
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development properties	(9,729)	(199,791)
Real estate related depreciation and amortization	336	11,534

Total discontinued operations	(9,393)	(188,257)
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	116,143	113,954
Adjustment to gains/losses on dispositions for depreciation	—	(7,888)
Other amortization items	(10,313)	(7,821)

Total unconsolidated investees	105,830	98,245

Total NAREIT defined adjustments	349,574	125,021

Subtotal-NAREIT defined FFO	220,243	530,830

Add (deduct) our defined adjustments:
Foreign currency exchange gains, net	(2,609)	(56,897)
Deferred income tax benefit	(40,442)	(20,699)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	2,294	(790)
Unrealized gains on derivative contracts, net	(125)	(6,167)
Deferred income tax benefit	(350)	(1,631)

Total unconsolidated investees	1,819	(8,588)

Total our defined adjustments	(41,232)	(86,184)

FFO, including significant non-cash items, attributable to common shares, as defined by us	179,011	444,646
Impairment of real estate properties and other assets	3,296	130,492
Net gain related to disposed assets — China operations	—	(3,315)
Losses (gains) on early extinguishment of debt	16,049	(173,218)
Write-off deferred extension fees associated with Global Line	854	—
Our share of certain losses recognized by the property funds	3,575	6,358

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$202,785	$404,963

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
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At September 30, 2010, we have ¥24.0 billion in TMK bond agreements with variable interest rates. Upon issuance, we entered into interest rate swap agreements to fix the interest rate on ¥23.0 billion ($268.1 million as of September 30, 2010) of the notes for the term of the agreements. We have no other derivative contracts outstanding at September 30, 2010.

Our primary interest rate risk is created by the variable rate Global Line. During the nine months ended September 30, 2010, we had weighted average daily outstanding borrowings of $529.5 million on our variable rate Global Line. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $1.0 million of cash flow for the nine months ended September 30, 2010.
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
Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At September 30, 2010, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At September 30, 2010, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of September 30, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
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

Item 1A. Risk Factors
As of September 30, 2010, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved].
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Jeffrey S. Finnin
Jeffrey S. Finnin
Managing Director and Chief Accounting Officer

Date: November 5, 2010

Index to Exhibits

10.1	Third Amendment of the ProLogis 2006 Long-Term Incentive Plan

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document

101. SCH*	XBRL Taxonomy Extension Schema

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	XBRL Taxonomy Extension Label Linkbase

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.