Form 10-K
period 2010-12-31
PROLOGIS
filed 2011-02-28
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(303) 567-5000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of Each Class	on which registered
Common Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
Series F Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
Series G Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

Based on the closing price of the registrant’s shares on June 30, 2010, the aggregate market value of the voting common equity held by non-affiliates of the registrant was $4,817,236,572.

At February 18, 2011, there were outstanding approximately 570,437,118 common shares of beneficial interest of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2011 annual meeting of its shareholders or will be provided in an amendment filed on Form 10-K/A.

Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability of developed properties, economic and market conditions in the geographic areas where we operate, the availability of capital in existing or new property funds and the consummation of the Merger — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see “Item 1A Risk Factors” in this annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries. Unless otherwise noted herein, all statements, particularly those in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not reflective of the impact of the proposed transaction with AMB Property Corporation discussed herein.

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

At December 31, 2010, our total portfolio of properties owned, managed, and under development includes direct-owned properties and properties owned by property funds and joint ventures that we manage. These properties are located in North America, Europe and Asia and are broken down as follows:

	Number of
	Properties	Square Feet		Investment
		(in thousands	)	(in thousands	)
Total owned, managed and under development:
Industrial properties:
Operating properties	985	168,547		$10,714,799
Properties under development	14	4,858		365,362
Land	n/a	n/a		1,533,611
Other real estate investments	n/a	n/a		265,869

Total properties owned	999	173,405		12,879,641
Investment management-industrial properties (1)	1,179	255,367		18,064,230

Total properties owned and under management	2,178	428,772		$30,943,871

(1)	Amounts represent the entity’s investment in the operating property, not our proportionate share.

Proposed Merger with AMB Property Corporation

On January 30, 2011, we and three of our newly formed, wholly owned subsidiaries, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with AMB Property Corporation, a Maryland corporation (“AMB”), and AMB Property, L.P., a Delaware limited partnership (“AMB LP”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) ProLogis will be reorganized into an umbrella partnership REIT, or “UPREIT”, structure through the merger of ProLogis with an indirect wholly owned subsidiary (the “ProLogis Merger”); (ii) thereafter, the new holding company formed by the ProLogis Merger will be merged with and into AMB (the “Topco Merger” and, together with the ProLogis Merger, the “Merger”), with AMB continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.”; and (iii) thereafter, the surviving corporation will contribute all of the indirect equity interests of ProLogis to AMB LP in exchange for the issuance by AMB LP of partnership interests in AMB LP to the surviving corporation. AMB LP’s name will be changed to “ProLogis L.P.”. The all-stock merger is intended to be a tax-free transaction. Upon completion of the Merger, the common stock of the surviving corporation will trade on the NYSE under the ticker symbol PLD. Pursuant to the Merger Agreement and the Merger upon the terms and subject to the conditions set forth in the Merger Agreement, (i) each ProLogis common share will be converted into 0.4464 (the “Exchange Ratio”) of a newly issued share of common stock of AMB and (ii) each outstanding Series C Cumulative Redeemable Preferred Share of Beneficial Interest of ProLogis, Series F Cumulative Redeemable Preferred Share of Beneficial Interest of ProLogis and Series G Cumulative Redeemable Preferred Share of Beneficial Interest of ProLogis will be exchanged for one newly issued share of a corresponding series of preferred stock of AMB. Cash will be issued in lieu of any fractional shares. Each share of AMB common stock and AMB preferred stock will remain outstanding following the effective time of the Merger as shares of the surviving corporation. From an accounting perspective, ProLogis will be the acquirer.

The Merger is subject to customary closing conditions, including receipt of approval of our shareholders and AMB stockholders and certain regulatory approvals outside the United States. We currently expect the transactions contemplated by the Merger Agreement to close during the second quarter of 2011.

Business Strategy

After the global financial market and economic disruptions that began at the end of 2008, our strategy included specific goals aimed at generating liquidity in order to reduce our debt, reducing general and administrative costs, and postponing most development to allow us to focus on leasing our existing properties. During 2010, we focused on our longer-term strategy of conservative growth through the ownership, management and development of industrial properties, with a concentrated focus on customer service. This allowed us to concentrate on our objectives, which were to:

•	retain more of our development properties in order to improve the geographic diversification of our direct owned properties, as most of our planned developments were in international markets;

•	monetize a portion of our investment in land through disposition or development; and

•	continue to focus on staggering and extending our debt maturities.

During 2010 we made progress on these objectives, as well as completed other activities (discussed in more detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), such as:

•	increased the leased percentage of our completed development properties from 62.2% at December 31, 2009 to 78.7% at December 31, 2010, and increased the leased percentage of our total portfolio from 82.7% at December 31, 2009 to 87.6% at December 31, 2010;

•	monetized an aggregate of approximately $320.8 million in land through development, contributions and sales to third parties;

•	reduced our net debt by approximately $1.5 billion through three debt tender offers of certain senior notes and the buyback of other outstanding senior and convertible notes;

•	staggered our debt maturities with $176.3 million maturing in 2011 and, excluding our global credit facility, less than $800 million in any year thereafter; and

•	generated proceeds of $1.7 billion on the dispositions of investments in real estate and $1.1 billion through a public offering of common shares, which was principally used to reduce debt and fund development activities.

In 2011, we plan to continue to focus on our longer-term strategy of conservative growth through the ownership, management and development of industrial properties with a concentrated focus on customer service. Building off our objectives for 2010, our goals for 2011 and beyond include:

•	increase occupancy in our operating portfolio (representing 168.5 million square feet at December 31, 2010 that was 87.6% leased);

•	develop new industrial properties on our land, primarily in our major logistics corridors; and

•	along with development, monetize our investment in land through dispositions to third parties as raw land or subsequent to the development of a building.

We plan to accomplish these objectives through the disposition of certain assets. During the fourth quarter of 2010, we made a strategic decision to more aggressively pursue land sales and, as a result, we have almost $1.0 billion in land targeted for disposition at December 31, 2010. We also plan to dispose of our retail, mixed use and other non-core assets in early 2011. We will use these proceeds to help fund our development activities, allowing us to develop our investment of over $0.5 billion in land held for development at December 31, 2010 into income producing properties through new build-to-suit and potential speculative opportunities. In addition, we will analyze any opportunities for acquisitions of quality industrial portfolios within our current business model.

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

Operating Segments - Direct Owned

Our direct owned segment represents the long-term ownership of industrial properties. Our investment strategy focuses primarily on the ownership and leasing of industrial operating properties in key distribution markets. Within our direct owned operating portfolio are properties that we developed that we sometimes refer to as completed development properties. Also included in this segment are industrial properties that are currently under development, land and land subject to ground leases.

Investments

At December 31, 2010, the following properties are in the direct owned segment located in North America, Europe and Asia (square feet and investment in thousands):

	Number of	Square	Leased	Investment (before
	Properties	Feet	Percentage	depreciation)
Industrial properties:
Operating properties	985	168,547	87.6%	$10,714,799
Properties under development	14	4,858	67.6	365,362

Total industrial properties	999	173,405	87.0%	11,080,161

Land	n/a	n/a	n/a	1,533,611
Other real estate investments	n/a	n/a	n/a	265,869

Total				$12,879,641

Results of Operations

We earn rent from our customers, including reimbursement of certain operating costs, under long-term operating leases (with an average lease term of six years at December 31, 2010). The revenue in this segment increased in 2010 due to the lease up and increased occupancy levels of our completed development properties, as well as the acquisition of properties and the completion of new development properties, partially offset by decreases due to contributions of properties to the unconsolidated property funds in 2010 and 2009 and decreases in effective rental rates. We expect our total revenues from this segment to continue to increase in 2011 from 2010 predominantly through increases in occupied square feet in our development properties, offset partially by lower rents on turnover of space. We anticipate the increases in occupied square feet to come from leases that were signed in 2010, but where the space was not occupied until 2011, and future leasing activity.

Market Presence

At December 31, 2010, our 985 industrial operating properties in this segment aggregating 168.5 million square feet were located in three countries in North America (Canada, Mexico and the United States), in 12 countries in Europe (Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and in one country in Asia (Japan). Our largest investments for this segment in North America (based on our investment in the properties) are Atlanta, Chicago, Dallas, Los Angeles basin/Inland Empire, New Jersey/Eastern Pennsylvania and the San Francisco Bay Area/Central Valley. Our largest investments in Europe are in Poland and the United Kingdom and our largest investment in Asia is in Tokyo. Our 14 properties under development at December 31, 2010 aggregated 4.9 million square feet and were located in North America, Europe and Asia. At December 31, 2010, we owned 8,990 acres of land with an investment of $1.5 billion located in North America (5,214 acres, $0.6 billion investment), Europe (3,724 acres, $0.7 billion investment) and Asia (52 acres, $0.2 billion investment). Within our portfolio of land, we have identified almost $1.0 billion of land that we have targeted for disposition. See further detail in “Item 2 Properties”.

Competition

The existence of competitively priced distribution space available in any market could have a material impact on our ability to rent space and on the rents that we can charge. To the extent we wish to acquire land for future development of properties in our direct owned segment or dispose of land, we may compete with local, regional, and national developers. We also face competition from other investment managers in attracting capital for our property funds to be utilized to acquire properties from us or third parties.

We believe we have competitive advantages due to (i) our ability to quickly respond to customer’s needs for high-quality distribution space in key global distribution markets; (ii) our established relationships with key customers served by our local personnel; (iii) our ability to leverage our organizational structure to provide a single point of contact for our global customers; (iv) our property management and leasing expertise; (v) our relationships and proven track record with current and prospective investors in the property funds; (vi) our global experience in the development and management of industrial properties; (vii) the strategic locations of our land that we expect to develop; and (viii) our personnel who are experienced in the land entitlement process.

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

Customers

We have developed a customer base that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2010, in our direct owned segment, we had 2,002 customers occupying 144.7 million square feet of industrial properties. Our largest customer and 25 largest customers accounted for 2.7% and 21.0%, respectively, of our annualized collected base rents at December 31, 2010.

Employees

We employ 1,100 persons in our entire business. Our employees work in three countries in North America (692 persons), in 13 countries in Europe (313 persons) and in three countries in Asia (95 persons). Of the total, we have assigned 605 employees to our direct owned segment and 45 employees to our investment management segment. We have 450 employees who work in corporate positions who are not assigned to a segment who may assist with segment activities. We believe our relationships with our employees are good. Our employees are not organized under collective bargaining agreements, although some of our employees in Europe are represented by statutory Works Councils and benefit from applicable labor agreements.

Future Plans

Our current business plan allows for the selective development of industrial properties (generally on our land) to: (i) address the specific expansion needs of customers; (ii) enhance our market presence in a specific country, market or submarket; (iii) take advantage of opportunities where we believe we have the ability to achieve favorable returns; (iv) monetize our existing land positions through development of industrial properties to primarily hold for long-term investment (generally in our major logistics corridors) or for disposition; and (v) improve the geographic diversification of our portfolio. In addition, we expect to dispose of land parcels, specifically those that we have identified as land targeted for disposition.

In 2011, we intend to fund our investment activities in the direct owned segment primarily with proceeds generated through the sale of our non-core retail and other assets (expected to close in the first quarter) and the sale of land parcels. Additionally, depending on market conditions and the capital available from our fund partners, we may contribute properties to the property funds or joint ventures we manage.

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

Our property fund strategy:

•	allows us, as the manager of the property funds, to maintain and expand our market presence and customer relationships;

•	allows us to maintain a long-term ownership position in the properties;

•	allows us to earn fees for providing services to the property funds and joint ventures; and

•	provides us an opportunity to earn incentive performance participation income based on the investors’ returns over a specified period.

Investments

As of December 31, 2010, we had investments in and advances to 10 property funds totaling $1.9 billion with ownership interests ranging from 20% to 50%. These investments are in North America — seven aggregating $936.4 million; Europe — two aggregating $936.9 million; and Asia — one of $16.7 million. These property funds owned, on a combined basis, 1,174 distribution properties aggregating 252.1 million square feet with a total entity investment (not our proportionate share) in operating properties of $17.5 billion. Also included in this segment are certain industrial joint ventures in which we had investments of $127.7 million at December 31, 2010 and that owned five operating properties with 3.2 million square feet, located in North America (one property aggregating 0.3 million square feet), Europe (one property with 1.0 million square feet) and Asia (three properties aggregating 1.9 million square feet) with a total entity investment of $524.0 million that we manage.

Results of Operations

We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of these investees and certain third parties. We provide services to these entities, which may include property management, asset management, leasing, acquisition, financing and development services. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period.

We report the costs associated with our investment management segment as a separate line item Investment Management Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by 45 individuals (as of December 31, 2010 and as discussed below) who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties we manage (included in Investment Management Expenses), by using the square feet owned at the beginning of the quarter by the respective portfolios. For 2010, we allocated approximately 59% of our total property management costs to the investment management segment.

Market Presence

At December 31, 2010, the property funds on a combined basis owned 1,174 properties aggregating 252.1 million square feet located in three countries in North America (Canada, Mexico and the United States), 12 countries in Europe (Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Slovakia, Spain, Sweden, and the United Kingdom) and one country in Asia (South Korea). The industrial joint ventures included in this segment own properties in the United States (one industrial property with 0.3 million square feet), United Kingdom (one industrial property with 1.0 million square feet), and Japan (three industrial properties with 1.9 million square feet). See further detail in “Item 2. Properties — Unconsolidated Investees”.

Competition

As the manager of the property funds, we compete with other fund managers for institutional capital. As the manager of the properties owned by the property funds, we compete with other industrial properties located in proximity to the properties owned by the property funds. The amount of rentable distribution space available and its current occupancy in any market could have a material effect on the ability to rent space and on the rents that can be charged by the fund properties. We believe we have competitive advantages as discussed above in “Operating Segments — Direct Owned”.

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

Customers

As in our direct owned segment, we have developed a customer base in the property funds and joint ventures that is diverse in terms of industry concentration and represents a broad spectrum of international, national, regional and local distribution space users. At December 31, 2010, our unconsolidated investees, on a combined basis, had 2,493 customers occupying 233.9 million square feet of distribution space. The largest customer, and 25 largest customers of our unconsolidated investees, on a combined basis, accounted for 3.9% and 27.8%, respectively, of the total combined annualized collected base rents at December 31, 2010. In addition, in this segment we consider our fund partners to also be our customers. As of December 31, 2010 in our private property funds, we partnered with 41 investors, several of which invest in multiple funds.

Employees

The property funds generally have no employees of their own. We have assigned 45 employees directly to the asset management of the property funds in our investment management segment. As discussed above, we have employees in our direct owned segment that are responsible for the property management functions we provide for the properties owned by the property funds, as well as the properties we own. We have 450 employees who work in corporate positions and are not assigned to a segment who also assist with these activities as well.

Future Plans

We may increase our investments in certain of the property funds, depending on market and other conditions and the capital needs of our property funds. To a limited extent, the additional investments may be through the existing property funds’ acquisition of properties from us, or from third parties. We may also increase our investments through cash investments made in existing property funds or through the creation of new property funds. We expect the fee income we earn from the property funds and our proportionate share of net earnings of the property funds will increase as the size and value of the portfolios owned by the property funds grows and occupancy increases in the property funds. We continually explore our options related to both new and existing property funds.

Our Management

Our executive team is led by our Chief Executive Officer, Walter C. Rakowich, who also serves as a member of our Board of Trustees (the “Board”) and an Executive Committee of eleven people, as follows:

Executive Committee

Walter C. Rakowich* — 53 — Chief Executive Officer of ProLogis since November 2008. Mr. Rakowich was ProLogis’ President and Chief Operating Officer from January 2005 to November 2008 and served as Managing Director and ProLogis’ Chief Financial Officer from December 1998 to September 2005. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions, and he was a partner and principal with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich served on the Board from August 2004 to May 2008 and was reappointed to the Board in November 2008.

Gary E. Anderson — 45 — Head of Global Operations and Investment Management since March 2009, where he is responsible for global leasing and property management and managing ProLogis’ property funds as well as raising additional private capital for our investment management business. Mr. Anderson also serves on the board of directors of ProLogis European Properties (“PEPR”), one of our unconsolidated investees that is publicly traded on the Euronext stock exchange in Amsterdam and the Luxembourg Stock Exchange. Mr. Anderson was President of Europe and the Middle East, as well as Chairman of ProLogis’ European Operating Committee from November 2006 to March 2009. Mr. Anderson was the Managing Director responsible for investments and development in ProLogis’ Southwest and Mexico Regions from May 2003 to November 2006 and has been with ProLogis in various capacities since August 1994. Prior to joining ProLogis, Mr. Anderson was in the management development program of Security Capital Group, a real estate holding company.

Ted R. Antenucci* — 46 — President and Chief Investment Officer since May 2007. Mr. Antenucci also serves on the board of directors of PEPR, one of our unconsolidated investees that is publicly traded on the Euronext stock exchange in Amsterdam and the Luxembourg Stock Exchange. Mr. Antenucci was ProLogis’ President of Global Development from September 2005 to May 2007. From September 2001 to September 2005, Mr. Antenucci was President of Catellus Development Corporation (“Catellus”), an industrial and retail real estate company that was merged with ProLogis in September 2005. Mr. Antenucci was with affiliates of Catellus in various capacities from 1995 to September 2001. Following the closing of the sale of our non-core assets in the first quarter of 2011, it is expected that Mr. Antenucci will join that sold business after a transition period concluding in mid-2011.

Michael S. Curless — 47 — Managing Director of Global Capital Deployment since September 2010 where he is responsible for overseeing the deployment of capital for our new developments across the company, as well as focusing on land monetization and capital recycling. Mr. Curless was President and one of four principals at Lauth, a privately held national construction and development firm, from 2000 to 2010. Prior to joining Lauth in 2000, Mr. Curless was First Vice President at ProLogis, overseeing the Indianapolis and St. Louis market operations and management of key national accounts.

Philip N. Dunne — 42 — President — Europe since July 2009, where he is responsible for all aspects of ProLogis’ business performance in Continental Europe and the United Kingdom, including investments and development. He is also Chairman of ProLogis’ European Operating Committee. Prior to this, Mr. Dunne was Chief Operating Officer, Europe and the Middle East. Prior to joining ProLogis on December 1, 2008, Mr. Dunne was the Chief Operating Officer — EMEA at Jones Lang LaSalle, a global financial and professional services firm specializing in real estate services and investment management.

Larry H. Harmsen — 50 — President — United States and Canada since February 2009, where he is responsible for all aspects of business performance for ProLogis’ U.S. and Canadian operations. He has been responsible for capital deployment in North America since July 2005. Previous to this and since 2003, Mr. Harmsen had been responsible for capital deployment in North America’s Pacific Region. Prior to this and since 1995, Mr. Harmsen oversaw ProLogis’ Southern California market. Prior to joining ProLogis, Mr. Harmsen was a vice president and general partner of Lincoln Property Company for 10 years.

Edward S. Nekritz* — 45 — General Counsel of ProLogis since December 1998, Secretary of ProLogis since March 1999 and Head of Global Strategic Risk Management since March 2009. Mr. Nekritz oversees the provision of all legal services and strategic risk management for ProLogis. Mr. Nekritz is also responsible for ProLogis Investment Services Group, which handles all aspects of contract negotiations, real estate and corporate due diligence and closings on acquisitions, dispositions and financings. Mr. Nekritz has been with ProLogis in various capacities since September 1995. Prior to joining ProLogis, Mr. Nekritz was an attorney with Mayer, Brown & Platt (now Mayer Brown LLP).

John R. “Jack” Rizzo — 61 — Chief Sustainability Officer and Head of Global Construction for ProLogis since 2009, where he is responsible for implementing our global sustainability initiatives and for maintaining our leadership position in business excellence, environmental stewardship and corporate social responsibility. Mr. Rizzo is also responsible for all new industrial development projects worldwide. Mr. Rizzo has been with ProLogis since 1999. Prior to joining ProLogis, Mr. Rizzo was Senior Vice President and Chief Operating Officer of Perini Management Services, Inc., an affiliate of Perini Corporation, a global construction management and general contracting firm, and was responsible for international construction operations.

Charles E. Sullivan — 53 — Chief Administrative Officer since August 2010 where he oversees the Global Corporate Services Group and has overall responsibility for information technology, marketing and human resources. Most recently, Mr. Sullivan served as Head of Global Operations where he had overall responsibility for global operations, including property management and leasing. Mr. Sullivan was Managing Director of ProLogis with overall responsibility for operations in North America from October 2006 to February 2009 and has been with ProLogis in various capacities since October 1994. Prior to joining ProLogis, Mr. Sullivan was an industrial broker with Cushman & Wakefield of Florida, a real estate brokerage and services company.

William E. Sullivan* — 56 — Chief Financial Officer since April 2007. Prior to joining ProLogis, Mr. Sullivan was the founder and president of Greenwood Advisors, Inc., a financial consulting and advisory firm focused on providing strategic planning and implementation services to small and mid-cap companies since 2005. From 2001 to 2005, Mr. Sullivan was Chairman and Chief Executive Officer of SiteStuff, an online procurement company serving the real estate industry and he continued as their chairman through June 2007.

Mike Yamada — 57 — President — Japan since February 2009 where he is responsible for all aspects of business performance for ProLogis’ Japanese operations. Mr. Yamada was Japan Co-President from March 2006 to February 2009, where he was responsible for development and leasing activities in Japan and a Managing Director with ProLogis from December 2004 to March 2006 with similar responsibilities in Japan. He has been with ProLogis in various capacities since April 2002. Prior to joining ProLogis, Mr. Yamada was a senior officer of Fujita Corporation, a construction company in Japan.

* These individuals are our Executive Officers under Item 401 of Regulation S-K.

In addition to the leadership and oversight provided by our executive committee, in the United States, a regional director leads each of our four regions (Midwest, East, West and Southwest), and is responsible for both operations and capital deployment. In Europe, each of the four regions (Northern Europe, Central and Eastern Europe, Southern Europe and the United Kingdom) are led by one individual responsible for operations and capital deployment. Japan and Mexico each have one individual who is responsible for operations and capital deployment.

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

We strive to build in accordance with the accepted green building rating system in all of our regions of operation. Beginning in 2008, all of our new developments in the United States comply with the U.S. Green Building Council’s standards for Leadership in Energy and Environmental Design (LEED®). In the United Kingdom, since 2008, we have been committed to developing any new properties to achieve at least a “Very Good” rating in accordance with the Building Research Establishment’s Environmental Assessment Method (BREEAM). In Japan, many of our facilities comply with the Comprehensive Assessment System for Building Environmental Efficiency (CASBEE). Where rating systems do not exist, we implement best practices learned from developing sustainable buildings across our global portfolio. In total, counting all three rating systems, ProLogis has 62 buildings with 28.0 million square feet (2.6 million square meters) of development registered or certified as green buildings.

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

Risks Related to the AMB Merger

The proposed Merger may present certain risks to our business and operations.

On January 30, 2011, we and three of our newly formed, wholly owned subsidiaries, entered into the Merger Agreement with AMB and AMB LP providing for a “merger of equals.” Pursuant to the terms of the Merger Agreement, which was approved by our board of trustees and the board of directors of AMB, each of our outstanding common shares will be converted into 0.4464 of a newly issued share of AMB common stock, and the combined company will be an UPREIT. The Merger is subject to customary closing conditions, including receipt of approval of AMB and ProLogis shareholders and certain regulatory approval outside of the United States. The parties currently expect the transaction to close during the second quarter of 2011.

The Merger may present certain risks to our business and operations prior to the closing of the Merger, including, among other things, risks that:

•	the completion of the Merger is subject to the receipt of consents and approvals from government entities, which may require conditions that could have an adverse effect on us or could cause us to abandon the Merger;

•	failure to complete the Merger could negatively impact our common share price and our future business and financial results resulting from an obligation to pay a termination fee and reimbursement of up to a specified amount of expenses under certain circumstances, having to pay certain costs relating to the proposed Merger, and focusing of management on the Merger instead of on pursuing other opportunities that could be beneficial to us;

•	the pendency of the Merger could cause some customers or vendors to delay or defer decisions which could negatively impact our business and operations;

•	current and prospective employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger;

•	due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue actions that are not in the ordinary course of business which could negatively impact our business and operations; and

•	as described below under “Item 3. Legal Proceedings”, we are subject to various lawsuits in connection with the Merger and may be subject to additional lawsuits during the pendency of the Merger, which, if not settled, could prevent or delay completion of the Merger and result in substantial cost to us.

In addition, certain risks may continue to exist after the closing of the Merger, including, among other things, risks that:

•	the combined company expects to incur substantial expenses in connection with completing the Merger and integrating the business, operations, networks, systems, technologies, policies and procedures of ProLogis and AMB;

•	the combined company may be unable to integrate successfully the businesses of ProLogis and AMB and realize the anticipated synergies and related benefits of the Merger or do so within the anticipated timeframe;

•	the combined company may be unable to retain key employees;

•	the Merger will result in changes to the board of directors and management of the combined company that may affect the strategy of the combined company as compared to our existing strategy;

•	the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the Merger; and

•	the trading price of shares of the common stock of the combined company may be affected by factors different from those affecting the price of our common shares.

These risks, as they relate to us as part of the combined company and additional risks associated with the Merger, will be described in more detail in the preliminary joint proxy statement/prospectus contained in AMB’s Registration Statement on Form S-4, which will be filed with the SEC.

General

Market disruptions may adversely affect our operating results and financial condition.

Volatility in the global financial markets may lead to adverse impacts on the general availability of credit to businesses and could lead to a further weakening of the U.S. and global economies. To the extent there is turmoil in the financial markets, it has the potential to materially affect the value of our properties and our investments in our unconsolidated investees, the availability or the terms of financing that we and our unconsolidated investees have or may anticipate utilizing, our ability and that of our unconsolidated investees to make principal and interest payments on, or refinance, any outstanding debt when due and/or may impact the ability of our customers to enter into new leasing transactions or satisfy rental payments under existing leases.

The market volatility over the last several years has made the valuation of our properties and those of our unconsolidated investees more difficult. There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated investees, that could result in a decrease in the value of our properties and those of our unconsolidated investees.

As a result, we may not be able to recover the current carrying amount of our properties, land, our investments in and advances to our unconsolidated investees and/or goodwill, which may require us to recognize an impairment charge in earnings in addition to the charges we recognized in 2010, 2009 and 2008.

General Real Estate Risks

General economic conditions and other events or occurrences that affect areas in which our properties are geographically concentrated, may impact financial results.

We are exposed to general economic conditions, local, regional, national and international economic conditions and other events and occurrences that affect the markets in which we own properties. Our operating performance is further impacted by the economic conditions of the specific markets in which we have concentrations of properties. Approximately 26.2% of our direct owned operating properties (based on our investment before depreciation) are located in California. Properties in California may be more susceptible to certain types of natural disasters, such as earthquakes, brush fires, flooding and mudslides, than properties located in other markets and a major natural disaster in California could have a material adverse effect on our operating results. We also have significant holdings (defined as more than 3.0% of our total investment before depreciation in direct owned operating properties), in certain major logistics corridors located in Chicago, Dallas, New Jersey/ Eastern Pennsylvania, London/ Midlands, Tokyo and Osaka. Our operating performance could be adversely affected if conditions become less favorable in any of the markets in which we have a concentration of properties. Conditions such as an oversupply of distribution space or a reduction in demand for distribution space, among other factors, may impact operating conditions. Any material oversupply of distribution space or material reduction in demand for distribution space could adversely affect our results of operations, distributable cash flow and the value of our securities. In addition, the property funds and joint ventures in which we have an ownership interest have concentrations of properties in the same major logistics corridors mentioned above, as well as in markets in France, Germany, Mexico, Poland and Reno and are subject to the economic conditions in those markets.

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

We have developed a significant number of industrial properties since our inception. We may develop properties on our land and such development may or may not be pre-committed.

As of December 31, 2010, we had 14 industrial properties under development that were 67.6% leased and we had approximately $296.5 million of costs remaining to be spent to complete development and lease the space in these properties.

Additionally as of December 31, 2010, we had 8,990 acres of land with a current investment, after impairment, of $1.5 billion for potential future development of industrial properties or for sale to third parties. At December 31, 2010, we have targeted approximately $1.0 billion for disposition as raw land or after development of an operating property. As a result of this change of intent, during 2010, we recorded impairment charges of $687.6 million on this land based on the amount by which the carrying value exceeded the fair value. Within our land positions, we have concentrations in many of the same markets as our operating properties. Approximately 18.2% of our land (based on the current investment balance) is in the United Kingdom. We will look to monetize land in the future through sale to third parties, development of industrial properties to hold for long-term investment or sale to a third party depending on market conditions, our liquidity needs and other factors.

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

If we decide to dispose of properties to third parties to generate liquidity, we may not be successful.

Our ability to sell properties on advantageous terms is affected by competition from other owners of properties that are trying to dispose of their properties; market conditions, including the capitalization rates applicable to our properties; and other factors beyond our control. The third parties who might acquire our properties may need to have access to debt and equity capital, in the private and public markets, in order to acquire properties from us. Should the third parties have limited or no access to capital on favorable terms, then dispositions could be delayed resulting in adverse effects on our liquidity, results of operations, distributable cash flow, debt covenant ratios, and the value of our securities.

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

Our results of operations, distributable cash flow and the value of our securities would be adversely affected if we were unable to lease, on economically favorable terms, a significant amount of space in our operating properties. We have 23.1 million square feet of industrial space (out of a total of 144.7 million occupied square feet representing 13.7% of total annual base rents) with leases that expire in 2011, including 4.0 million square feet of leases that are on a month-to-month basis. In addition, our unconsolidated investees have a combined 29.1 million square feet of industrial space (out of a total 233.9 million occupied square feet representing 11.4% of total annual base rent) with leases that expire in 2011, including 3.1 million square feet of leases that are on a month-to-month basis. The number of industrial properties in a market or submarket could adversely affect both our ability to re-lease the space and the rental rates that can be obtained in new leases.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to investors.

Real estate investments are not as liquid as other types of investments and this lack of liquidity may limit our ability to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Like other companies qualifying as REITs under the Code, we are only able to hold property for sale in the ordinary course of business through taxable REIT subsidiaries in order to avoid punitive taxation on the gain from the sale of such property. While we may dispose of certain properties that have been held for investment in order to generate liquidity, if we do not satisfy certain safe harbors or if we believe there is too much risk of incurring the punitive tax on the gain from the sale, we may not pursue such sales.

Our insurance coverage does not include all potential losses.

We and our unconsolidated investees currently carry insurance coverage including property damage and rental loss insurance resulting from certain perils such as fire and additional perils as covered under an extended coverage policy, named windstorm, flood, earthquake and terrorism; commercial general liability insurance; and environmental insurance, as appropriate for the markets where each of our properties and business operations are located. The insurance coverage contains policy specifications and insured limits customarily carried for similar properties, business activities and markets. We believe our properties and the properties of our unconsolidated investees, including the property funds, are adequately insured. However, there are certain losses, including losses from floods, earthquakes, acts of war, acts of terrorism or riots, that are not generally insured against or that are not generally fully insured against because it is not deemed economically feasible or prudent to do so. If an uninsured loss or a loss in excess of insured limits occurs with respect to one or more of our properties, we could experience a significant loss of capital invested and potential revenues in these properties and could potentially remain obligated under any recourse debt associated with the property.

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

We cannot give any assurance that other such conditions do not exist or may not arise in the future. The presence of such substances on our real estate properties could adversely affect our ability to lease, develop or sell such properties or to borrow using such properties as collateral and may have an adverse effect on our distributable cash flow.

We are exposed to the potential impacts of future climate change and climate change related risks.

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

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. There can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing would be on terms as favorable as the terms of the maturing indebtedness, or we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. If we are unable to refinance our indebtedness at maturity or meet our payment obligations, the amount of our distributable cash flow and our financial condition would be adversely affected and, if the maturing debt is secured, the lender may foreclose on the property securing such indebtedness. Our credit facilities and certain other debt bears interest at variable rates. Increases in interest rates would increase our interest expense under these agreements. In addition, our unconsolidated investees may be unable to refinance their indebtedness or meet their payment obligations, which may impact our distributable cash flow and our financial condition and/or we may be required to recognize impairment charges of our investments.

Covenants in our credit agreements could limit our flexibility and breaches of these covenants could adversely affect our financial condition.

The terms of our various credit agreements, including our credit facilities, the indenture under which our senior notes are issued and other note agreements, require us to comply with a number of customary financial covenants, such as maintaining debt service coverage, leverage ratios, fixed charge ratios and other operating covenants including maintaining insurance coverage. These covenants may limit our flexibility in our operations, and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness. If we default under our covenant provisions and are unable to cure the default, refinance our indebtedness or meet our payment obligations, the amount of our distributable cash flow and our financial condition could be adversely affected.

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

Additionally, any gain from a prohibited transaction may adversely affect our ability to satisfy the gross income tests for qualification as a REIT.

Liabilities recorded for tax audits may not be sufficient.

We are subject to a pending audit by the IRS for the 2003 through 2005 income tax returns of Catellus, including certain of its subsidiaries and partnerships. We have recorded an accrual for the liabilities that may arise from these audits. See Note 15 to our Consolidated Financial Statements in Item 8. In addition, we incur tax in certain federal, foreign, and state and local jurisdictions and, we may be subject to audit by the taxing authorities. These audits may result in actual liabilities or settlement costs, including interest and potential penalties, if any, in excess of the liability we have recorded.

Uncertainties relating to Catellus’ estimate of its “earnings and profits” attributable to C-corporation taxable years may have an adverse effect on our distributable cash flow.

In order to qualify as a REIT, a REIT cannot have at the end of any REIT taxable year any undistributed earnings and profits that are attributable to a C-corporation taxable year. A REIT that has non-REIT accumulated earnings and profits has until the close of its first full tax year as a REIT to distribute such earnings and profits. Because Catellus’ first full taxable year as a REIT was 2004, Catellus was required to distribute its accumulated earnings and profits prior to the end of 2004. Failure to meet this requirement would result in Catellus’ disqualification as a REIT. Catellus distributed its accumulated non-REIT earnings and profits in December 2003, well in advance of the 2004 year-end deadline, and believed that this distribution was sufficient to distribute all of its non-REIT earnings and profits. However, the determination of non-REIT earnings and profits is complicated and depends upon facts with respect to which Catellus may have had less than complete information or the application of the law governing earnings and profits, which is subject to differing interpretations, or both. Consequently, there are substantial uncertainties relating to the estimate of Catellus’ non-REIT earnings and profits, and we cannot be assured that the earnings and profits distribution requirement has been met. These uncertainties include the possibility that the IRS could upon audit, as discussed above, increase the taxable income of Catellus, which would increase the non-REIT earnings and profits of Catellus. There can be no assurances that we have satisfied the requirement that Catellus distribute all of its non-REIT earnings and profits by the close of its first taxable year as a REIT, and therefore, this may have an adverse effect on our distributable cash flow.

There are potential deferred and contingent tax liabilities that could affect our operating results or financial condition.

Palmtree Acquisition Corporation, our subsidiary that was the surviving corporation in the merger with Catellus in 2005, is subject to a federal corporate level tax at the highest regular corporate rate (currently 35%) and potential state taxes on certain gains recognized within ten years of Catellus’ conversion to a REIT from a disposition of any assets that Catellus held at the effective time of its election to be a REIT, but only to the extent of the built-in-gain based on the fair market value of those assets on the effective date of the REIT election (which was January 1, 2004). Gain from the sale of an asset occurring more than 10 years after the REIT conversion or occurring in taxable years beginning in 2009, 2010 and 2011 that meets special rules will not be subject to this corporate-level tax. We do not currently expect to dispose of any asset of the surviving corporation in the merger if such disposition would result in the imposition of a material tax liability unless we can affect a tax-deferred exchange of the property.

Other Risks

The company is subject to certain risks in connection with its Investment Management business.

As of December 31, 2010, we manage properties that aggregate approximately 252.1 million square feet that are owned by our property funds in which we also invest. Our relationships with the investors in our property funds are generally contractual in nature and may be terminated or dissolved under the terms of the agreements, and in such event, we may not continue to manage the assets of the property fund, which would eliminate the fees that we earn. In that event, it may have an adverse effect on our earnings and financial position.

Contingent or unknown liabilities could adversely affect our financial condition.

We have acquired and may in the future acquire entities or properties subject to liabilities and without any recourse, or with only limited recourse, with respect to contingent or unknown liabilities. As a result, if a liability were asserted against us based upon ownership of any of these entities or properties, then we might have to pay substantial sums to settle the liability, which could adversely affect our cash flow. Contingent or unknown liabilities with respect to entities or properties acquired might include:

•	liabilities for environmental conditions;

•	losses in excess of our insured coverage;

•	accrued but unpaid liabilities incurred in the ordinary course of business;

•	tax, legal and regulatory liabilities;

•	claims of customers, vendors or other persons that had not been asserted or were unknown prior to the acquisition transaction.

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

Our current quarterly distribution is $0.1125 per common share. The annual distribution rate on common shares as a percentage of our market price may influence the trading price of such common shares. An increase in market interest rates may lead investors to demand a higher annual distribution rate than we have set, which could adversely affect the value of our common shares.

As a global company, we are subject to social, political and economic risks of doing business in foreign countries.

We conduct a significant portion of our business and employ a substantial number of people outside of the United States. During 2010, we generated approximately 28% of our revenue from operations outside the United States. Circumstances and developments related to international operations that could negatively affect our business, financial condition or results of operations include, but are not limited to, the following factors:

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

We have pursued, and intend to continue to pursue, growth opportunities in international markets where the U.S. dollar is not the national currency. At December 31, 2010, approximately 42% of our total assets are invested in a currency other than the U.S. dollar, primarily the euro, Japanese yen and British pound sterling. As a result, we are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. A significant change in the value of the foreign currency of one or more countries where we have a significant investment may have a material adverse effect on our results of operations and financial position. Although we attempt to mitigate adverse effects by borrowing under debt agreements denominated in foreign currencies and, on occasion and when deemed appropriate, using derivative contracts, there can be no assurance that those attempts to mitigate foreign currency risk will be successful.

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

We have directly invested in real estate assets that are primarily generic industrial properties. In Japan, our industrial properties are generally multi-level centers, which is common in Japan due to the high cost and limited availability of land. Our properties are typically used for storage, packaging, assembly, distribution, and light manufacturing of consumer and industrial products. Based on the square footage of our operating properties in the direct owned segment at December 31, 2010, our properties are 100% industrial properties; including 93.1% used for bulk distribution, 6.1% used for light manufacturing and assembly, and 0.8% used for other purposes, primarily service centers.

Geographic Distribution

For this presentation, we define major logistics corridors as worldwide population centers with a population of at least five million and income per capita substantially above the respective national average. We define our markets based on the concentration of properties in a specific area. A major logistics corridor may consist of one or more markets. A market, as defined by us, can be a metropolitan area, a city, a subsection of a metropolitan area, a subsection of a city or a region of a state or country. As of December 31, 2010, 75% of our operating properties (based on investment balance) are in major logistics corridors.

Properties

The information in the following tables is as of December 31, 2010 for our direct owned operating properties, properties under development and land we own, including 76 buildings owned by entities we consolidate but of which we own less than 100%. All of these assets are included in our direct owned segment. This includes our development portfolio of operating properties we developed or are currently developing. No individual property or group of properties operating as a single business unit amounted to 10% or more of our consolidated total assets at December 31, 2010. No individual property or group of properties operating as a single business unit generated income equal to 10% or more of our consolidated gross revenues for the year ended December 31, 2010. These tables do not include properties that are owned by property funds or other unconsolidated investees, which are discussed under “— Unconsolidated Investees”.

			Rentable	Investment
	No. of	Percentage	Square	Before	Encumbrances
	Bldgs.	Leased (1)	Footage	Depreciation	(2)

Operating properties owned in the direct owned segment at
December 31, 2010 (dollars and rentable square footage
in thousands):
North America:
Major Logistics Corridors:
United States:
Atlanta	49	82.07%	7,835	$293,055	$48,678
Chicago	79	91.64%	17,493	984,899	161,107
Dallas	78	86.13%	12,649	527,344	64,450
Houston	57	97.77%	4,706	166,937	8,719
Los Angeles Basin / Inland Empire - California	102	96.59%	22,169	1,920,530	262,848
Miami / South Florida	21	84.48%	2,081	161,317	11,747
New Jersey / Eastern Pennsylvania	41	94.81%	8,905	530,003	82,723
San Francisco Bay Area / Central Valley - California	123	90.03%	13,015	895,581	65,124
Washington DC / Baltimore	25	76.95%	3,389	184,578	14,054
Mexico:
Mexico City	9	85.91%	2,300	131,525	-
Canada:
Toronto	2	100.00%	526	48,702	-
Other Markets:
United States:
Austin, Texas	4	88.52%	270	11,035	-
Charlotte, North Carolina	23	95.02%	2,873	100,126	34,926
Cincinnati, Ohio	17	77.91%	2,585	84,479	22,263
Columbus, Ohio	24	98.28%	5,236	214,792	34,643
Denver, Colorado	20	100.00%	3,563	204,702	26,781
El Paso, Texas	8	97.85%	931	32,675	-
Indianapolis, Indiana	11	89.40%	1,274	41,797	5,024
Las Vegas, Nevada	7	86.30%	664	39,548	-
Louisville, Kentucky	10	98.41%	3,205	111,225	3,739
Memphis, Tennessee	18	94.82%	4,094	120,909	-
Nashville, Tennessee	22	91.78%	2,032	55,191	-
Orlando, Florida	8	69.89%	1,425	82,965	-
Phoenix, Arizona	18	79.82%	1,794	95,206	-
Portland, Oregon	11	90.47%	1,374	97,427	29,524
Reno, Nevada	11	89.19%	2,184	93,768	10,458
San Antonio, Texas	29	94.02%	2,912	111,462	3,368
Seattle, Washington	2	100.00%	245	29,207	7,755
St. Louis, Missouri	6	80.29%	685	23,743	-
Tampa, Florida	29	87.62%	2,035	85,858	9,980
Other	3	84.98%	719	31,735	-
Mexico:
Guadalajara	2	42.38%	269	12,093	-
Juarez	8	76.56%	947	44,550	-
Monterrey	4	91.54%	745	37,550	-
Reynosa	4	82.70%	607	28,511	-
Tijuana	3	41.91%	692	35,869	-

Subtotal North America	888	90.64%	138,428	7,670,894	907,911

Europe:
Major Logistics Corridors:
Amsterdam / Rotterdam / Antwerp - Benelux	1	100.00%	273	13,883	-
Cologne / Frankfurt - Western Germany	2	98.25%	343	27,177	-
Hamburg / Bremen - Northern Germany	1	100.00%	213	9,090	-
London / Midlands - UK	13	77.33%	3,163	321,750	-
Lyon / Marseille - Southern France	3	77.17%	1,520	92,017	-
Madrid / Barcelona - Spain	2	89.61%	1,107	71,994	-
Munich / Stuttgart - Southern Germany	5	99.56%	1,143	78,983	-
Paris / Le Havre - Central France	6	56.78%	944	88,154	-
Warsaw / Poznan - Central Poland	12	69.29%	2,172	120,601	-
Wroclaw / Silesia - Southern Poland	8	53.37%	2,550	146,355	-
Other Markets:
Czech Republic	8	64.69%	2,121	179,902	-
France	3	46.31%	624	39,856	-
Germany	5	70.86%	453	30,076	-
Hungary	5	67.80%	1,205	65,942	-
Italy	4	64.44%	1,330	81,363	-
Poland	1	15.18%	448	25,958	-
Romania	4	91.52%	1,155	51,975	-
Slovakia	2	85.50%	593	46,921	-
Spain	2	-%	644	33,376	-
Sweden	1	100.00%	881	65,383	-

Subtotal Europe	88	70.54%	22,882	1,590,756	-

			Rentable	Investment
	No. of	Percentage	Square	Before	Encumbrances
	Bldgs.	Leased (1)	Footage	Depreciation	(2)

Asia:
Major Logistics Corridors:
Tokyo	4	89.45%	3,487	790,319	171,393
Osaka	2	93.30%	2,209	377,326	160,497
Other Markets:
Japan	3	51.91%	1,541	285,504	-

Subtotal Asia	9	82.63%	7,237	1,453,149	331,890

Total operating properties owned in the direct owned
segment at December 31, 2010	985	87.57%	168,547	$10,714,799	$1,239,801

	Investment in Land		Properties Under Development
					Rentable		Total
			No. of	Percentage	Square	Current	Expected
	Acres	Investment	Bldgs.	Leased(1)	Footage	Investment	Cost (3)

Land and properties under development at December 31, 2010 (dollars and rentable square footage in thousands):
North America:
Major Logistics Corridors:
United States:
Atlanta	350	$12,909	-		-	$-	$-
Chicago	682	61,169	1	100.00%	336	4,946	11,282
Dallas	485	23,111	-		-	-	-
Houston	71	6,845	-		-	-	-
Los Angeles Basin / Inland Empire - California	360	60,888	1	0%	271	23,932	30,118
Miami / South Florida	74	35,463	-		-	-	-
New Jersey / Eastern Pennsylvania	565	133,588	2	78.98%	379	6,867	31,944
San Francisco Bay Area / Central Valley - California	180	17,013	-		-	-	-
Washington DC / Baltimore	138	20,351	-		-	-	-
Mexico:
Mexico City	122	39,237	-		-	-	-
Canada:
Toronto	169	75,501	-		-	-	-
Other Markets:
United States:
Charlotte, North Carolina	20	1,300	-		-	-	-
Cincinnati, Ohio	75	4,862	-		-	-	-
Columbus, Ohio	199	6,703	-		-	-	-
Denver, Colorado	77	6,908	-		-	-	-
El Paso, Texas	16	953	-		-	-	-
Indianapolis, Indiana	91	3,523	-		-	-	-
Jacksonville, Florida	103	10,929	-		-	-	-
Las Vegas, Nevada	66	7,556	-		-	-	-
Louisville, Kentucky	13	425	-		-	-	-
Memphis, Tennessee	159	6,448	-		-	-	-
Norfolk, Virginia	84	7,634	-		-	-	-
Orlando, Florida	16	2,804	-		-	-	-
Phoenix, Arizona	148	7,053	-		-	-	-
Portland, Oregon	23	2,467	-		-	-	-
Reno, Nevada	178	9,860	-		-	-	-
Tampa, Florida	41	1,274	-		-	-	-
Other	126	4,760	-		-	-	-
Mexico:
Guadalajara	48	8,100	-		-	-	-
Juarez	148	15,631	-		-	-	-
Monterrey	157	36,388	-		-	-	-
Reynosa	230	16,216	-		-	-	-

Subtotal North America	5,214	647,869	4	64.47%	986	35,745	73,344

Europe:
Major Logistics Corridors:
Amsterdam / Rotterdam / Antwerp - Benelux	68	29,292	-		-	-	-
Cologne / Frankfurt - Western Germany	98	27,817	-		-	-	-
Hamburg / Bremen - Northern Germany	14	3,683	-		-	-	-
London / Midlands - UK	1,128	263,844	1	100.00%	155	10,423	20,814
Lyon / Marseille - Southern France	16	3,439	1	100.00%	242	11,923	15,158
Madrid / Barcelona - Spain	55	8,408	-		-	-	-
Munich / Stuttgart - Southern Germany	95	25,046	-		-	-	-
Paris / Le Havre - Central France	86	25,983	1	100.00%	342	17,042	24,275
Warsaw / Poznan - Central Poland	446	52,345	-		-	-	-
Wroclaw / Silesia - Southern Poland	378	57,919	-		-	-	-
Other Markets:
Austria	28	12,571	1	100.00%	115	9,522	10,421
Czech Republic	330	48,891	-		-	-	-
France	171	24,199	-		-	-	-
Germany	46	13,540	-		-	-	-
Hungary	338	46,495	-		-	-	-
Italy	53	10,545	-		-	-	-
Poland	82	7,168	-		-	-	-
Romania	90	12,509	-		-	-	-
Slovakia	118	21,474	-		-	-	-
Spain	45	9,565	-		-	-	-
Sweden	3	1,139	2	100.00%	765	29,779	48,575
United Kingdom	36	16,141	-		-	-	-

Subtotal Europe	3,724	722,013	6	100.00%	1,619	78,689	119,243

	Investment in Land		Properties Under Development
					Rentable		Total
			No. of	Percentage	Square	Current	Expected
	Acres	Investment	Bldgs.	Leased(1)	Footage	Investment	Cost (3)

Asia:
Major Logistics Corridors:
Tokyo	21	80,190	1	21.12%	1,551	193,847	264,618
Osaka	8	46,407	1	100.00%	214	21,219	44,393
Other Markets:
Japan	23	37,132	2	100.00%	488	35,862	78,486

Subtotal Asia	52	163,729	4	45.71%	2,253	250,928	387,497

Total land and properties under development in the direct owned segment at December 31, 2010	8,990	$1,533,611	14	67.61%	4,858	$365,362	$580,084

The following is a summary of our direct owned investment in real estate properties at December 31, 2010:

Investment Before
Depreciation
(in thousands)

Industrial properties	$10,714,799
Properties under development	365,362
Land	1,533,611
Other real estate investments (4)	265,869

Total	$12,879,641

(1)	Represents the percentage leased at December 31, 2010. Operating properties at December 31, 2010 include completed development properties that may be in the initial lease-up phase, which reduces the overall leased percentage.

(2)	Certain properties are pledged as security under our secured mortgage debt and assessment bonds at December 31, 2010. For purposes of this table, the total principal balance of a debt issuance that is secured by a pool of properties is allocated among the properties in the pool based on each property’s investment balance. In addition to the amounts reflected here, we also have a $7.4 million encumbrance related to a property under development in Japan and $0.7 million of encumbrances related to other real estate properties not included in the direct owned segment. See Schedule III - Real Estate and Accumulated Depreciation to our Consolidated Financial Statements in Item 8 for additional identification of the properties pledged.

(3)	Represents the total expected cost to complete a property under development and may include the cost of land, fees, permits, payments to contractors, architectural and engineering fees, interest, project management costs and other appropriate costs to be capitalized during construction and also leasing costs, rather than the total actual costs incurred to date.

(4)	Included in other investments are: (i) ground leases; (ii) parking lots; (iii) costs related to our corporate office buildings, which we occupy, and one office building available for lease; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs incurred related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

Unconsolidated Investees

At December 31, 2010, our investments in and advances to unconsolidated investees totaled $2.0 billion. The property funds totaled $1.9 billion and the industrial joint ventures totaled $127.6 million at December 31, 2010 and are all included in our investment management segment. The remaining unconsolidated investees totaled $7.0 million at December 31, 2010 and are not included in either of our reportable segments.

Investment Management Segment

At December 31, 2010, our ownership interests range from 20% to 50% in 10 property funds and several other entities that are presented under the equity method. We act as manager of each of these entities. We also have an ownership interest in a joint venture that we manage and do not account for under the equity method. These entities primarily own or are developing industrial properties.

The information provided in the table below (dollars and square footage in thousands) is only for our unconsolidated entities included in this segment with operating industrial properties that we account for under the equity method. The amounts presented below represent the total entity, not just our proportionate share. See “Item 1 Business” and Note 5 to our Consolidated Financial Statements in Item 8 for more information on our unconsolidated investees.

				Rentable
	No. of	No. of		Square	Percentage	Entity’s
	Bldgs.	Markets		Footage	Leased	Investment (1)

North America:
Property funds:
ProLogis California	80	2		14,178	96.52%	$705,396
ProLogis North American Properties Fund I	35	16		9,033	94.25%	377,468
ProLogis North American Properties Fund XI	12	2		3,616	85.25%	184,512
ProLogis North American Industrial Fund	258	31		49,909	94.59%	2,988,944
ProLogis North American Industrial Fund II	148	31		36,018	93.07%	2,169,772
ProLogis North American Industrial Fund III	120	7		24,693	86.00%	1,760,459
ProLogis Mexico Industrial Fund	72	6		9,144	90.46%	582,112

Property funds	725	39		146,591	92.45%	8,768,663
Industrial joint ventures	1	1		284	100.00%	34,874

Total North America	726	39	(2)	146,875	92.46%	8,803,537

Europe:
Property funds:
ProLogis European Properties	232	28		52,980	94.97%	4,208,646
ProLogis European Properties Fund II	205	32		50,824	94.15%	4,433,989

Property funds	437	35		103,804	94.57%	8,642,635
Industrial joint ventures	1	1		1,015	100.00%	66,200

Total Europe	438	35	(2)	104,819	94.62%	8,708,835

Asia:
ProLogis Korea Fund	12	2		1,734	100.00%	128,919
Industrial joint ventures	3	2		1,939	100.00%	422,939

Total Asia	15	4	(2)	3,673	100.00%	551,858

Total unconsolidated investees (3)	1,179	78		255,367	93.46%	$18,064,230

(1)	Investment represents 100% of the carrying value of the properties, before depreciation, of each entity at December 31, 2010.

(2)	Represents the total number of markets in each continent on a combined basis.

(3)	This table does not include a joint venture that we manage and do not account for under the equity method that owns 90 properties that are 85.24% leased with a total entity investment of $463.7 million.

ITEM 3.	Legal Proceedings

From time to time, we and our unconsolidated investees are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

In connection with the announcement of the Merger Agreement, five complaints have been filed and remain pending through February 21, 2011. Three of the actions have been filed in the District Court for the City and County of Denver, Colorado. On February 2, 2011, a class action complaint was filed by James Kinsey, on behalf of himself and purportedly those similarly situated, against ProLogis, each of our trustees, our chief executive officer and chief financial officer, AMB, New Pumpkin Inc. (“New Pumpkin”), Upper Pumpkin LLC (“Upper Pumpkin”), Pumpkin LLC (“Pumpkin”) and AMB LP alleging that our trustees, chief executive officer and chief financial officer breached their fiduciary duties in connection with entering into the Merger Agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff seeks among other relief to (i) enjoin the defendants from consummating the Merger unless and until we adopt and implement a procedure or process reasonably designed to enter into a merger agreement providing the best possible value for shareholders, (ii) direct the defendants to exercise their fiduciary duties to commence a sale process, (iii) rescind the already implemented Merger Agreement, (iv) impose a constructive trust in favor of the class upon any benefits improperly received by defendants, and (v) award plaintiff’s costs and disbursements of the action. On February 16, 2011, a class action complaint was filed by Gene Moorhead, on behalf of himself and purportedly those similarly situated, against the same defendants other than our chief financial officer alleging that our trustees breached their fiduciary duties in connection with entering into the Merger Agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties (the “Moorhead Matter”). The plaintiff in this action seeks among other relief to (i) enjoin the defendants, from consummating the Merger unless and until we adopt and implement a procedure or process to obtain the highest possible value for shareholders; (ii) direct our trustees and chief executive officer to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders and refrain from entering into any transaction until the process for the sale or merger is completed and the highest possible value is obtained; (iii) rescind, to the extent already implemented, the Merger Agreement, and (iv) award plaintiff’s costs and disbursements of the action. On February 18, 2011, a class action complaint was filed by Palisades Pointe Partners LTD, on behalf of itself and purportedly those similarly situated shareholders of ProLogis, against the same defendants in the Moorhead Matter alleging that our trustees breached their fiduciary duties in connection with the Merger and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff in this action seeks among other relief to (i) preliminarily and permanently enjoin the defendants from consummating the Merger, from placing their own interests ahead of the interests of the shareholders, and from implementing certain measures provided for in the Merger Agreement, (ii) declare that defendants’ conduct in approving the Merger constituted a breach of fiduciary duty, and (iii) award plaintiff’s appropriate compensatory damages, costs and expenses.

Two of the actions have been filed in the Circuit Court of Maryland for Baltimore County. On February 16, 2011, a class action and derivative complaint was filed by Vernon C. Burrows, on behalf of himself, derivatively on behalf of ProLogis and purportedly those similarly situated, against the same defendants other than our chief financial officer alleging that our trustees breached their fiduciary duties and wasted corporate assets in connection with entering into the Merger Agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff in this action seeks among other relief to (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger in the event it is consummated or award rescissory damages, (iii) direct the defendants to account to plaintiff for all damages, profits and any special benefits obtained as a result of their breaches of fiduciary duties; and (iv) award plaintiff the costs of the action. On February 17, 2011, a class action complaint was filed by Marshall Ferguson Jr., on behalf of himself, derivatively on behalf of ProLogis and purportedly those similarly situated, against the same defendants other than our chief financial officer alleging that our trustees breached their fiduciary duties, wasted corporate assets in connection with entering into the Merger Agreement and failed to maximize shareholder value and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff in this action seeks among other relief to (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger in the event it is consummated or award rescissory damages, (iii) direct the defendants to account to plaintiff for all damages, profits and any special benefits obtained as a result of their breaches of fiduciary duties, and (iv) award plaintiff the costs of this action.

We believe that the claims are without merit and intend to vigorously defend ourselves in these actions.

ITEM 4.	Submission of Matters to a Vote of Security Holders

[Removed and Reserved]

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common shares are listed on the NYSE under the symbol “PLD”. The following table sets forth the high and low sale prices, as reported in the NYSE Composite Tape, and distributions per common share, for the periods indicated.

			Per Common Share
	High Sale Price	Low Sale Price	Cash Distribution

2009
First Quarter	$16.68	$4.87	$0.25
Second Quarter	9.77	6.10	0.15
Third Quarter	13.30	6.54	0.15
Fourth Quarter	15.04	10.76	0.15
2010
First Quarter	$14.71	$11.32	$0.15
Second Quarter	14.67	9.61	0.15
Third Quarter	12.22	9.15	0.15
Fourth Quarter	14.97	11.66	0.1125
2011
First Quarter (through February 18)	$16.51	$14.02	$0.1125	(1)

(1)	Declared on January 30, 2011 and payable on February 28, 2011 to holders of record on February 14, 2011.

On February 18, 2011, we had approximately 570,437,000 common shares outstanding, which were held of record by approximately 7,400 shareholders.

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

In addition, pursuant to the Merger Agreement, we and AMB have agreed to coordinate the record date and payment date of regular quarterly dividends for our respective shareholders such that, if one set of shareholders receives their dividend for a particular quarter prior to the closing of the Merger, the other set of shareholders will also receive their dividend for such quarter at the same time.

In addition to common shares, we have issued cumulative redeemable preferred shares of beneficial interest. At December 31, 2010, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares” and “Series G Preferred Shares”). Holders of each series of preferred shares outstanding have limited voting rights, subject to certain conditions, and are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option.

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

	Years Ended December 31,
	2010	2009

Series C Preferred Shares	$4.27	$4.27
Series F Preferred Shares	$1.69	$1.69
Series G Preferred Shares	$1.69	$1.69

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

Other Shareholder Matters

Other Issuances of Common Shares

In 2010, we issued 50,250 common shares, upon exchange of limited partnership units in our majority-owned and consolidated real estate partnerships. These common shares were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933.

Common Share Plans

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

See our 2011 Proxy Statement or our subsequent amendment of this Form 10-K for further information relative to our equity compensation plans.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data relating to our historical financial condition and results of operations for 2010 and the four preceding years. Certain amounts for the years prior to 2010 presented in the table below have been reclassified to conform to the 2010 financial statement presentation and to reflect discontinued operations. The amounts in the table below are in millions, except for per share amounts.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating Data:
Total revenues (1)	$909	$1,055	$5,396	$5,944	$2,209
Total expenses (1)	$1,503	$1,089	$4,897	$4,922	$1,556
Operating income (loss) (1)(2)	$(594)	$(35)	$500	$1,022	$654
Interest expense	$461	$373	$385	$389	$294
Earnings (loss) from continuing operations (2)	$(1,582)	$(346)	$(359)	$853	$609
Discontinued operations	$311	$370	$(91)	$205	$269
Consolidated net earnings (loss) (2)	$(1,270)	$24	$(450)	$1,058	$878
Net earnings (loss) attributable to common shares (2)	$(1,296)	$(3)	$(479)	$1,028	$849
Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(3.27)	$(0.93)	$(1.48)	$3.20	$2.36
Discontinued operations	0.63	0.92	(0.34)	0.80	1.09

Net earnings (loss) per share attributable to common shares - Basic (2)	$(2.64)	$(0.01)	$(1.82)	$4.00	$3.45
Net earnings (loss) per share attributable to common shares - Diluted:
Continuing operations	$(3.27)	$(0.93)	$(1.48)	$3.09	$2.27
Discontinued operations	0.63	0.92	(0.34)	0.77	1.05

Net earnings (loss) per share attributable to common shares - Diluted (2)	$(2.64)	$(0.01)	$(1.82)	$3.86	$3.32

Weighted average common shares outstanding:
Basic	492	403	263	257	246
Diluted	492	403	263	267	257
Common Share Distributions:
Common share cash distributions paid	$281	$272	$543	$473	$393
Common share distributions paid per share	$0.56	$0.70	$2.07	$1.84	$1.60
FFO (3):
Reconciliation of net earnings (loss) to FFO:
Net earnings (loss) attributable to common shares (2)	$(1,296)	$(3)	$(479)	$1,028	$849
Total NAREIT defined adjustments	241	213	449	150	149
Total our defined adjustments	(46)	(71)	164	28	(53)

FFO attributable to common shares as defined by ProLogis, including significant non-cash items	(1,101)	139	134	1,206	945
Add (deduct) significant non-cash items:
Impairment of real estate properties (2)	824	331	275	-	-
Impairment of goodwill and other assets (2)	413	164	321	-	-
Impairment (net gain) related to China operations	-	(3)	198	-	-
Loss (gain) on early extinguishment of debt	31	(172)	(91)	-	-
Write-off deferred financing fees associated with credit facility restructuring	8	-	-	-	-
Our share of certain losses recognized by the property funds, net	11	9	108	-	-

FFO attributable to common shares as defined by ProLogis, excluding significant non-cash items	$186	$468	$945	$1,206	$945

Cash Flow Data:
Net cash provided by operating activities (1)	$241	$89	$888	$1,230	$664
Net cash provided by (used in) investing activities	$733	$1,235	$(1,347)	$(4,076)	$(2,047)
Net cash provided by (used in) financing activities	$(970)	$(1,463)	$358	$2,742	$1,645

	As of December 31,
	2010	2009	2008 (1)	2007 (1)	2006
Financial Position:
Real estate properties owned, excluding land held for development, before depreciation	$11,346	$12,606	$13,234	$14,414	$12,482
Land held for development or targeted for disposition (2)	$1,534	$2,574	$2,483	$2,153	$1,397
Net investments in properties	$11,284	$13,508	$14,134	$15,199	$12,615
Investments in and advances to unconsolidated investees	$2,025	$2,107	$2,195	$2,252	$1,300
Total assets	$14,903	$16,797	$19,210	$19,652	$15,827
Total debt	$6,506	$7,978	$10,711	$10,217	$8,387
Total liabilities	$7,382	$8,790	$12,452	$11,848	$9,376
Noncontrolling interests	$15	$20	$20	$79	$52
ProLogis shareholders’ equity	$7,505	$7,987	$6,738	$7,725	$6,399
Number of common shares outstanding	570	474	267	258	251

(1)	During 2010 and 2009, we contributed certain properties with any resulting gain or loss reflected as net gains in our Consolidated Statements of Operations and as cash provided by investing activities in our Consolidated Statements of Cash Flows. In 2008 and previous years, we reflected these contributions as gross revenues and expenses and as cash provided by operating activities. See our Consolidated Financial Statements in Item 8 for more information.

(2)	During 2010, we recognized impairment charges of $824.3 million on certain of our real estate properties, which includes $87.7 million in Discontinued Operations, and $412.7 million related to goodwill and other assets. During 2009, we recognized impairment charges of $331.6 million on certain of our real estate properties and $163.6 million related to goodwill and other assets. During 2008, we recognized impairment charges of $274.7 million on certain of our real estate properties and $320.6 million related to goodwill and other assets. In addition, during 2008, we recognized impairment charges of $198.2 million in Discontinued Operations related to the net assets of our China operations that were reclassified as held for sale and our share of impairment charges recorded by an unconsolidated investee of $108.2 million. See Note 14 to our Consolidated Financial Statements in Item 8 for more information.

(3)	Funds from operations (“FFO”) is a non-U.S. generally accepted accounting principle (“GAAP”) measure that is commonly used in the real estate industry. The most directly comparable GAAP measure to FFO is net earnings. Although the National Association of Real Estate Investment Trusts (“NAREIT”) has published a definition of FFO, modifications to the NAREIT calculation of FFO are common among REITs, as companies seek to provide financial measures that meaningfully reflect their business. FFO, as we define it, is presented as a supplemental financial measure. FFO is not used by us as, nor should it be considered to be, an alternative to net earnings computed under GAAP as an indicator of our operating performance or as an alternative to cash from operating activities computed under GAAP as an indicator of our ability to fund our cash needs.

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

We generate revenues; earnings; FFO, as defined at the end of Item 7; and cash flows through our segments primarily as follows:

•	Direct Owned Segment — Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial operating properties in key distribution markets. Within our direct owned operating portfolio are properties that we developed that we may refer to as completed development properties. Also included in this segment are industrial properties that are currently under development, land and certain land that is subject to ground leases.

We earn rent from our customers, including reimbursements of certain operating costs, generally under long-term operating leases. The revenue from this segment has increased due to the lease up and increased occupancy levels of our completed development properties, partially offset by a decrease in effective rental rates. Our completed development properties were 78.7% and 62.2% leased at December 31, 2010 and December 31, 2009, respectively, and 73.7% and 55.2% occupied at December 31, 2010 and December 31, 2009, respectively. We expect our total revenues from this segment to continue to increase in 2011 from 2010 predominantly through increases in occupied square feet in our development properties, offset partially by lower rents on turnover of space. We anticipate the increases in occupied square feet to come from leases that were signed in 2010, but have not commenced occupancy, and future leasing activity. Our intent is to generally hold the properties in our direct owned segment for long-term investment, including properties we may develop utilizing our existing land. However, we may contribute certain properties to a property fund or to third parties, depending on market conditions and liquidity needs. As of December 31, 2010, we have identified approximately $1.0 billion of land that we are targeting for disposition to third parties as raw land or subsequent to the development of a building, depending on customer needs and market and other conditions.

•	Investment Management Segment — We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of these and certain third parties. We provide services to these entities, which may include property management, asset management, leasing, acquisition, financing and development services. We may also earn incentives from our property funds depending on the return provided to the fund partners over a specified period.

We no longer have a CDFS business segment. In 2009, we recognized income from the previously deferred gains from the Japan property funds that were deferred upon original contributions and triggered with the sale of our investments. During 2008, our CDFS business segment primarily encompassed our development or acquisition of real estate properties that were subsequently contributed to a property fund in which we had an ownership interest and managed, or sold to third parties.

Summary of 2010

Our objectives for 2010 were to: (i) retain more of our development properties in order to improve the geographic diversification of our direct owned properties as most of our planned developments were in international markets; (ii) monetize a portion of our investment in land through disposition or development; and (iii) continue to focus on staggering and extending our debt maturities.

We have made progress on these objectives, as well as completed other activities, as follows:

Debt activity (all are discussed in further detail below under “-Liquidity and Capital Resources”):

•	We reduced our debt at December 31, 2010 to $6.5 billion, from $8.0 billion at December 31, 2009. Excluding our Global Line, we have $176.3 million in debt maturing in 2011 and less than $800 million in any year thereafter.

•	We completed three debt tender offers for specified series of our outstanding senior notes. In connection with these tenders, we repurchased an aggregate of $1.69 billion original principal amount of our senior notes with maturities ranging from 2012 — 2020 for $1.84 billion.

•	During 2010, in addition to the tenders discussed above, we repurchased an aggregate of $1.18 billion original principal amount of our senior and convertible senior notes with maturities ranging from 2012 — 2016 for $1.13 billion.

•	We amended our global line of credit (“Global Line”) twice during the year to amend certain covenants and to reduce the size of the aggregate commitments to approximately $1.6 billion (subject to currency fluctuations).

•	In March 2010, we issued five-year convertible senior notes and seven- and ten-year senior notes for a total of $1.56 billion.

Equity offering:

•	On November 1, 2010, we completed a public offering of 92 million common shares at a price of $12.30 per share and received net proceeds of $1.1 billion (the “2010 Equity Offering”), which were used for the debt buy-backs discussed above.

Asset dispositions and contributions:

•	During the fourth quarter of 2010, we sold a portfolio of 182 industrial properties and several equity method investments to a third party for gross proceeds of approximately $1.02 billion, resulting in a net gain of $203.1 million net of taxes ($66.1 million loss in continuing operations and $269.2 million gain in Discontinued Operations).

•	In addition to the large portfolio sale discussed above, we generated aggregate proceeds of $598.0 million from the contribution of one development property to ProLogis North American Industrial Properties Fund (“NAIF”), six development properties to ProLogis European Properties Fund II (“PEPF II”), the sale of 90% of two development properties in Japan, additional proceeds from contributions we made to PEPF II in 2009 based on valuations received as of December 31, 2010 and our contribution agreement with the property fund, and the sale of 23 properties to third parties.

•	In December 2010, we entered into a definitive agreement to sell a portfolio of U.S. retail, mixed-use and other non-core assets for approximately $505 million. The transaction is expected to be substantially completed in the first quarter of 2011, subject to customary closing conditions. Based on the carrying values of these net assets, as compared with the estimated sales proceeds less costs to sell, we recognized an impairment charge of $168.8 million ($91.4 million in continuing operations, of which $47.1 million relates to land and is recorded in Impairment of Real Estate Properties and $44.3 million relates to the joint ventures and other assets and is recorded in Impairment of Goodwill and Other Assets; and $77.4 million is recorded in Discontinued Operations and is associated with the operating properties). See Note 3 to our Consolidated Financial Statements in Item 8.

Land:

•	In the fourth quarter of 2010, we made a strategic decision to more aggressively pursue land sales. As a result of this decision, we undertook a complete evaluation of all land positions and divided them between two categories: land held for development of over $0.5 billion and land targeted for disposition of almost $1.0 billion. As a result of our change in intent, we adjusted the carrying value of the land targeted for disposition to fair value, if the carrying value exceeded fair value, based on valuations and other relevant market data, and recorded an impairment charge of $687.6 million.

•	We began development of 19 properties that aggregated 6.3 million square feet and utilized $183.0 million of land that we owned and held for development. The developments included 11 properties in Europe that were 100% pre-leased; four properties in Japan, three of which were pre-leased; and four properties in the U.S., two of which were pre-leased and another that was substantially pre-leased. Subsequent to the start of one of these developments in Europe, we sold the underlying land (41 acres) to PEPF II for $34.6 million and are constructing a building on behalf of the property fund for a development fee. Of the remaining developments, four are completed and in our direct owned operating portfolio at December 31, 2010. We received additional proceeds of $103.2 million from the sale of land to third parties. All of these activities allowed us to monetize an aggregate of approximately $320.8 million of land in 2010.

Other:

•	We increased the leased percentage of our completed development properties from 62.2% at December 31, 2009 to 78.7% at December 31, 2010. The leased percentage of our total portfolio increased from 82.7% at December 31, 2009 to 87.6% at December 31, 2010.

•	We acquired 10 properties aggregating 2.4 million square feet with a combined purchase price of $128.6 million.

•	Early in 2010, we purchased 15.8 million additional common units of ProLogis European Properties (“PEPR”) for €80.4 million ($109.2 million), which increased our ownership percentage in the common equity of PEPR to 33.1%.

•	As a result of our strategic decisions in the fourth quarter 2010 to more aggressively pursue land sales and dispose of certain properties, in connection with our annual review of goodwill, we recognized an impairment charge of $368.5 million related to the goodwill allocated to our direct owned segments in the North America reporting unit and Europe reporting unit. See Note 14 to our Consolidated Financial Statements in Item 8.

Objectives for 2011

In 2011, we plan to continue to focus on our longer-term strategy of conservative growth through the ownership, management and development of industrial properties with a concentrated focus on customer service. Building off our objectives for 2010, our goals for 2011 and beyond include:

•	increase occupancy in our portfolio (representing 168.5 million square feet at December 31, 2010 that was 87.6% leased);

•	develop new industrial properties on our land, predominantly in our major logistics corridors; and

•	along with development, monetize our investment in land through dispositions to third parties as raw land or subsequent to the development of a building.

We plan to accomplish these objectives through the disposition of certain assets. During the fourth quarter of 2010, we made a strategic decision to more aggressively pursue land sales and, as a result, we have almost $1.0 billion in land targeted for disposition at December 31, 2010. We also plan to dispose of our retail, mixed use and other non-core assets in early 2011. We will use these proceeds to help fund our development activities, allowing us to develop a portion of our investment in land held for development into income producing properties through new build-to-suit and potential speculative opportunities. In addition, we will analyze any opportunities for acquisitions of quality industrial portfolios within our current business model.

The Merger

On January 30, 2011, we entered into the Merger Agreement with AMB (see Note 23 to our Consolidated Financial Statements in Item 8). Subject to the satisfaction of customary closing conditions, including the receipt of approval of our shareholders and AMB stockholders, we currently expect the transactions contemplated by the Merger Agreement to close during the second quarter of 2011.

Results of Operations

Summary

The following table illustrates the net operating income for each of our segments, along with the reconciling items to Loss from Continuing Operations on our Consolidated Statements of Operations:

	Years Ended December 31,
	2010	2009	2008
Net operating income – direct owned segment	$540,421	$484,377	$512,483
Net operating income – investment management segment	103,261	122,694	15,680
Net operating income – CDFS business segment	-	180,237	654,746
General and administrative expense	(165,981)	(180,486)	(177,350)
Reduction in workforce	-	(11,745)	(23,131)
Impairment of real estate properties	(736,612)	(331,592)	(274,705)
Depreciation and amortization expense	(319,602)	(274,522)	(272,791)
Earnings from other unconsolidated investees, net	8,213	4,712	8,796
Interest income	5,022	2,702	9,473
Interest expense	(461,166)	(373,305)	(385,065)
Impairment of goodwill and other assets	(412,745)	(163,644)	(320,636)
Other income (expense), net	10,825	(42,510)	7,049
Net gains on dispositions of investments in real estate	28,488	35,262	11,668
Foreign currency exchange gains (losses), net	(11,081)	35,626	(148,281)
Gain (loss) on early extinguishment of debt, net	(201,486)	172,258	90,719
Income tax benefit (expense)	30,499	(5,975)	(68,011)

Loss from continuing operations	$(1,581,944)	$(345,911)	$(359,356)

See Note 20 to our Consolidated Financial Statements in Item 8 for additional information regarding our segments and a reconciliation of net operating income to Loss Before Income Taxes.

Direct Owned Segment

The net operating income of the direct owned segment consists of rental income and rental expenses from industrial properties that we own. The size and occupied percentage of our direct owned operating portfolio fluctuates due to the timing of development and contributions and affects the net operating income we recognize in this segment. Also included in this segment is land we own and lease to customers under ground leases, development management and other income, offset by land holding and acquisition costs. The net operating income from the direct owned segment excluding amounts presented as Discontinued Operations in our Consolidated Financial Statements for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Rental and other income	$780,700	$731,635	$769,661
Rental and other expenses	240,279	247,258	257,178

Total net operating income – direct owned segment	$540,421	$484,377	$512,483

The increase in rental income and net operating income in 2010 from 2009 is due principally to the increased occupancy in our completed development properties (from 55.2% at December 31, 2009 to 73.7% at December 31, 2010) as well as the acquisition of properties and the completion of new development properties, offset partially by decreases due to contributions of properties in 2010 and 2009 to the unconsolidated property funds and decreases in effective rental rates. The effective rental rates in our same store portfolio (as defined below) decreased 10.5% in the fourth quarter 2010 as compared with fourth quarter 2009. The decrease was due to: (i) leases turning that were put in place when market rents were at or near peak; and (ii) decreased market rents. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $166.7 million and $156.8 million for the years ended December 31, 2010 and 2009, respectively.

Our direct owned operating portfolio as of December 31 was as follows (square feet in thousands):

	2010			2009
	Number of	Square	Leased	Number of	Square	Leased
	Properties	Feet	%	Properties	Feet	%
Industrial operating properties	985	168,547	87.6%	1,188	191,623	82.7%
Retail properties	-	-	-	27	1,014	91.5%

Total operating portfolio	985	168,547	87.6%	1,215	192,637	82.8%

In 2010, we disposed of 205 industrial properties aggregating 25.4 million square feet to third parties. The results of these properties and those held for sale at December 31, 2010 (including our retail properties) are not included in the segment operating income for any periods presented above. See Note 3 to our Consolidated Financial Statements in Item 8 for more information. In 2010, we also acquired 10 properties aggregating 2.4 million square feet.

During 2010, we completed the development of nine buildings aggregating 3.6 million square feet, four of which we continue to own at December 31, 2010.

Investment Management Segment

The net operating income of the investment management segment consists of: (i) earnings or losses recognized under the equity method from our investments in property funds and certain joint ventures; (ii) fees and incentives earned for services performed for our unconsolidated investees and certain third parties; and (iii) dividends and interest earned on investments in preferred stock or debt securities of our unconsolidated investees; offset by (iv) our direct costs of managing these entities and the properties they own.

The net earnings or losses of the unconsolidated investees may include the following income and expense items, in addition to rental income and rental expenses: (i) interest income and interest expense; (ii) depreciation and amortization expense; (iii) general and administrative expense; (iv) income tax expense; (v) foreign currency exchange gains and losses; (vi) gains or losses on dispositions of properties or investments; and (vii) impairment charges. The fluctuations in income we recognize in any given period are generally the result of: (i) variances in the income and expense items of the unconsolidated investees; (ii) the size of the portfolio and occupancy levels; (iii) changes in our ownership interest; and (iv) fluctuations in foreign currency exchange rates at which we translate our share of net earnings and fees to U.S. dollars, if applicable.

The direct costs associated with our investment management segment for all periods presented are included in the line item Investment Management Expenses in our Consolidated Statements of Operations. We reported expenses of $40.7 million, $43.4 million, and $50.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees and certain third parties. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties included in this segment

(included in Investment Management Expenses), by using the square feet owned at the beginning of each quarter by the respective portfolios. The decreases are due primarily to the sale of our Japan investments that we managed through July 2009.

The net operating income from the investment management segment for the years ended December 31 was as follows (in thousands):

	2010	2009	2008
Unconsolidated property funds:
North America (1)	$19,431	$29,996	$40,982
Europe (2)	76,637	67,651	(60,488)
Asia (3)	(4,200)	6,188	30,640
Other (4)	11,393	18,859	4,546

Total net operating income - investment management segment	$103,261	$122,694	$15,680

(1)	As of December 31, 2010, our ownership interests in the North America funds ranged from 20.0% to 50.0%. These property funds on a combined basis owned 725, 847 and 854 properties that were 92.1%, 91.5% and 94.1% occupied at December 31, 2010, 2009 and 2008, respectively. Excluding ProLogis North American Properties Funds VI-X, on a combined basis, the occupied percentage of the portfolio was 92.5% and 95.1% at 2009 and 2008, respectively.

Our proportionate share of earnings from the North American property funds decreased in 2010, as compared with 2009, due primarily to lower revenue as a result of previous property sales, lower occupancy and lower effective rents on new leases. In addition, our share of other unusual items that occurred in each year in these funds are as follows:

•	2010 includes impairment losses of $6.0 million on two operating buildings in two of the funds and $13.0 million in losses on interest rate derivative contracts that no longer met requirements for hedge accounting.
•	2009 includes $15.8 million in deferred tax expense recognized by the Mexico Industrial Fund, offset by $7.2 million gains recognized by NAIF from the extinguishment of debt.
•	2008 includes $28.2 million in losses on interest rate derivative contracts that no longer met hedge accounting.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II. On a combined basis, these funds owned 437, 428 and 399 properties that were 94.6%, 96.3% and 97.6% leased at December 31, 2010, 2009 and 2008, respectively. The increase in properties is due to contributions we made to PEPF II in 2010 and 2009, along with the acquisition of three properties by PEPF II in 2010.

Our common ownership interest in PEPR and PEPF II was 33.1% and 29.7%, respectively, at December 31, 2010. During the first quarter of 2010, we purchased 15.8 million common units of PEPR for €80.4 million ($109.2 million). In addition, we earn a 10.5% annual return on €41.6 million of preferred units in PEPR that we acquired in December 2009.

In 2008, we recognized a loss of $108.2 million representing our share of the loss recognized by PEPR upon the sale and impairment of its ownership interests in PEPF II.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea and two property funds in Japan through February 2009, at which time we sold our fund investments in Japan. These property funds, on a combined basis, owned 12, 12 and 83 properties that were 100%, 97.8% and 99.6% leased at December 31, 2010, 2009 and 2008, respectively. In 2010, we recognized our share of an impairment of $5.0 million due to our expectation that the property fund will dispose of its real estate properties.

(4)	Includes property management fees and our share of earnings from industrial joint ventures and other entities, offset by investment management expenses. Included in 2009 are fees earned from the Japan property funds after February through July 2009, including a termination fee of $16.3 million. The remaining increase from 2009 to 2010 is due to increased activity in our joint ventures.

See Note 5 to our Consolidated Financial Statements in Item 8 for additional information on our unconsolidated investees.

CDFS Business Segment

Net operating income of the CDFS business segment for 2009 and 2008 was $180.2 million and $654.7 million, respectively. As previously discussed, our business strategy no longer includes the CDFS business segment. The amount in 2009 is the recognition of gains previously deferred from the contribution of properties and recognized due to the sale of our investments in the Japan property funds in February 2009, while the amount in 2008 consisted of gains recognized primarily from the contributions of 180 properties to the property funds.

Operational Outlook

With global economic fundamentals having begun to show signs of recovery in late 2009, the industrial real estate business has followed suit, albeit with a slight lag, and also begun to stabilize. Globally, demand for industrial distribution space is still soft, but we are seeing signs of increased customer interest, with increased leasing activity in 2010 and positive net absorption for three consecutive quarters to close out 2010. Looking ahead, we expect demand in the U.S. to improve as the economic recovery gains traction. Within Europe and Asia, we believe significant obsolescence and customers’ preference to lease, rather than own, facilities will continue to drive demand for industrial space. Market rents currently remain below their cyclical peaks and also below the level of feasibility rents needed to justify new inventory construction. However, we believe market rents are trending upward and new development will take place.

In our total operating industrial portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 119.4 million square feet, 108.1 million square feet and 121.5 million square feet of space during 2010, 2009, and 2008, respectively. On lease turnovers in the same store portfolio (as defined below), rental rates decreased 10.5% for the fourth quarter of 2010 as compared with 12.4% for the fourth quarter of 2009. The total operating portfolio was 91.0% leased at December 31, 2010, up from 89.2% at December 31, 2009, primarily due to increased leasing in our direct owned properties, offset by a modest decrease in the investment management portfolio.

In our direct owned portfolio, we leased 57.3 million square feet, including 18.3 million square feet in our development portfolio (both completed properties and those under development) in 2010 compared to 57.9 million square feet in 2009. Repeat leasing business with our global customers is important to our long-term growth. During 2010, of the space leased in our newly developed properties, 66.3% was with repeat customers. Our existing customers renewed their leases 77.8% of the time in 2010 as compared with 75.1% in 2009. As of December 31, 2010, our total direct owned industrial operating portfolio was 87.6% leased, as compared with 82.7% at December 31, 2009.

New speculative development has fallen to record-low levels worldwide during the past couple of years. However, we continue to experience an increase in customer requests for build-to-suit proposals, since much of the overall existing industry vacancy is in older, obsolete buildings and, therefore, does not meet these customers’ distribution space requirements. During 2010, in response to this emerging demand, we started development of 19 properties worldwide totaling 6.3 million square feet, 16 of which were 100% leased prior to the commencement of development. Additionally, in an effort to monetize our land holdings, we plan to continue to take advantage of opportunities to develop new operating properties for long-term investment, predominantly in our major logistics corridors or for sale to third parties. We will continue to evaluate future opportunities for such developments that may be pre-leased, as well as the development of buildings on a speculative basis in certain areas, depending on market conditions and other factors. Some of this land we have designated to be developed and held. If we decide to sell this land, we may recognize impairments at that time or gains on the sale, depending on the value as compared to our carrying value.

As of December 31, 2010, we had 14 properties under development that were 67.6% leased and we expect to incur an additional $296.5 million of development and leasing costs related to these properties. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we will generally own them directly, thereby creating additional income in our direct owned segment. In certain limited circumstances, we may sell them to a property fund or joint venture, including two properties that are pre-committed for sale.

Other Components of Income

General and Administrative (“G&A”) Expenses and Reduction in Workforce (“RIF”)

Net G&A expenses for the years ended December 31 consisted of the following (in thousands):

	2010	2009	2008
Gross G&A expense	$266,932	$294,598	$400,648
Reclassed to discontinued operations, net of capitalized amounts	-	(1,305)	(21,721)
Reported as rental expense	(19,709)	(19,446)	(25,306)
Reported as investment management expenses	(40,659)	(43,416)	(50,761)
Capitalized amounts	(40,583)	(49,945)	(125,510)

Net G&A	$165,981	$180,486	$177,350

Overall G&A expense decreased due to lower gross G&A expense, as a result of our RIF program in 2009 and 2008 and various cost savings measures, offset by lower capitalized G&A. Our capitalized G&A has decreased due to lower gross G&A expense incurred and less development activity.

Impairment of Real Estate Properties

During 2010, 2009 and 2008, we recognized impairment charges of real estate properties of $736.6 million, $331.6 million and $274.7 million, respectively. We recognized impairment charges principally on land, and operating properties due to our change of intent to no longer hold these assets for long-term investment. In 2010, the charges primarily include land as a result of our change in strategy and the in-depth review performed in the fourth quarter. Changes in economic and operating conditions and our ultimate investment intent with regard to our investments in real estate that occur in the future may result in additional impairment charges or gains at the time of sale. See Note 14 to our Consolidated Financial Statements in Item 8 for more detail on the process we took to value these assets and the related impairments taken.

Depreciation and Amortization Expense

Depreciation and amortization expenses were $319.6 million, $274.5 million and $272.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The increase each year beginning in 2008 is due to the completion, retention and leasing of our developed properties..

Interest Expense

Interest expense for the years ended December 31, included the following components (in thousands):

	2010	2009	2008
Gross interest expense	$435,289	$382,899	$477,933
Amortization of discount, net	47,136	67,542	63,676
Amortization of deferred loan costs	32,402	17,069	12,238

Interest expense before capitalization	514,827	467,510	553,847
Capitalized amounts	(53,661)	(94,205)	(168,782)

Net interest expense	$461,166	$373,305	$385,065

The increase in interest expense in 2010 over 2009 is due to increased borrowing rates and lower capitalization due to less development activity in 2010. Our weighted average interest rate was 6.48%, 5.34% and 5.13% for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, in 2010 we wrote-off $7.7 million in deferred loan costs based on the proportionate amount that we reduced our borrowing capacity on our Global Line. The lower amortization of discount is due to the buyback of convertible debt that includes a non-cash discount. The decrease in interest expense in 2009 over 2008 was due to significantly lower debt levels, offset by higher average borrowing rates and lower capitalization due to less development activity in 2009. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, available borrowing rates and the level of our development activities.

Impairment of Goodwill and Other Assets

We performed our annual impairment review of the goodwill allocated to each of our segments during the fourth quarter of 2010. As a result of this process, we concluded that the carrying value of the goodwill allocated to the direct owned segment for both North America and Europe exceeded the implied fair value and recorded an impairment charge of $368.5 million.

The fair value of these operating segments decreased due principally to the strategic decision we made in the fourth quarter of 2010 to significantly downsize our development platform. As a result, we have targeted for sale to third parties a substantial portion of our land that we had previously expected to develop, some of which was acquired in the acquisitions that originally created the goodwill. In addition, we plan to sell to third parties our non-core and certain other assets that we acquired in connection with these same acquisitions.

Based on our review of goodwill in 2008, which was triggered by a significant decrease in our common share price and the decline in fair value of certain of our real estate properties, specifically investments in land in the United Kingdom, we recognized an impairment charge of $175.4 million related to goodwill allocated to the direct owned segment in the Europe reporting unit.

In 2010, 2009 and 2008, we recorded impairment charges of $44.3 million, $163.6 million and $145.2 million, respectively, on certain of our investments in and advances to unconsolidated investees, notes receivable and other assets, as we did not believe these amounts to be recoverable based on the present value of the estimated future cash flows associated with these assets, including estimated sales proceeds.

See Notes 2 and 14 to our Consolidated Financial Statements in Item 8 for further information on our process with regard to analyzing the recoverability of goodwill and other assets. Also see Note 5 to our Consolidated Financial Statements in Item 8 for further information on our unconsolidated investees.

Other Income (Expense), Net

We recognized other income not allocated to a segment of $10.8 million and expense of $42.5 million in 2010 and 2009, respectively, and expense of $7.0 million in 2008. The primary components in 2009 were adjustments of $20.3 million to accruals we had related to rent indemnifications we had made to certain property funds due to changes in leasing and other assumptions and settlement costs of $13.0 million related to an obligation we assumed in the 2005 acquisition of Catellus.

Net Gains on Dispositions of Real Estate Properties

During the year ended December 31, 2010, we recognized Net Gains on Dispositions of Investments in Real Estate in continuing operations of $28.5 million, which related to the contribution of land and operating properties to unconsolidated investees ($58.3 million gain), additional proceeds from contributions we made to PEPF II in 2009 based on valuations received as of December 31, 2010 and our contribution agreement with the fund ($27.4 million gain) and the sale of land parcels to third parties ($7.4 million gain), offset by a loss of $64.6 million related to the sale of certain unconsolidated joint ventures.

The 2010 contribution activity resulted in cash proceeds of $469.7 million related to 41 acres of land, on which we are currently developing a 0.8 million square foot building on behalf of the property fund and earning development fees, and six development properties aggregating 1.8 million square feet contributed to PEPF II, the sale of 90% of two development properties in Japan with 1.3 million square feet and the contribution of one development property aggregating 0.3 million square feet to NAIF. We continue to own 10% of the Japan properties, which are accounted for under the equity method of accounting, and we continue to manage the properties.

During 2009, we recognized net gains of $35.3 million related to the contribution of properties ($13.0 million), the recognition of previously deferred gains from PEPR and ProLogis Korea Fund on properties they sold to third parties ($9.9 million), the sale of land parcels ($6.4 million), and a gain on settlement of an obligation to our fund partner in connection with the restructure of the North American Industrial Fund II (“NAIF II”) ($6.0 million). The contribution activity resulted in total cash proceeds of $643.7 million and included 43 properties aggregating 9.2 million square feet to PEPF II.

In 2008, we recognized gains of $11.7 million on the contribution of two properties from our direct owned segment (non-CDFS properties) to certain of the unconsolidated property funds. As discussed earlier, in 2008, contribution activity of CDFS/development properties and land was reported as CDFS Disposition Proceeds and Cost of CDFS Dispositions within our CDFS business segment.

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

Foreign Currency Exchange Gains (Losses), net

We and certain of our foreign consolidated subsidiaries may have intercompany or third party debt that is not denominated in the entity’s functional currency. When the debt is remeasured against the functional currency of the entity, a gain or loss may result. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity when appropriate. Certain of our intercompany debt is remeasured with the resulting adjustment recognized as a cumulative translation adjustment in Foreign Currency Translation Losses, Net in our Consolidated Statements of Comprehensive Income (Loss). This treatment is applicable to intercompany debt that is deemed to be long-term in nature.

If the intercompany debt is deemed short-term in nature, when the debt is remeasured, we recognize a gain or loss in earnings. We recognized net foreign currency exchange losses of $11.5 million in 2010, gains of $58.2 million in 2009 and losses of $141.3 million in 2008, related to the remeasurement of debt. Predominantly the gains or losses recognized in earnings relate to the remeasurement of intercompany loans between the U.S. parent and certain consolidated subsidiaries in Japan and Europe and result from fluctuations in the exchange rates of U.S. dollars to the yen, euro and pound sterling. In addition, we recognized net foreign currency exchange gains of $0.4 million and losses of $22.6 million and $7.0 million from the settlement of transactions with third parties during December 31, 2010, 2009 and 2008, respectively.

We may utilize derivative financial instruments to manage certain foreign currency exchange risks. During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million. During 2008, we recognized net losses of $3.1 million associated with forward contracts on certain intercompany loans. See Note 18 to our Consolidated Financial Statements in Item 8 for more information on our derivative financial instruments.

Gains (Loss) on Early Extinguishment of Debt, net

During the years ended December 31, 2010, 2009 and 2008, in connection with our initiatives to reduce debt and stagger debt maturities, we purchased portions of several series of senior notes and senior convertible notes outstanding, including tender offers completed in 2010, and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of losses of $201.5 million in 2010 and gains of $172.3 million and $90.7 million in 2009 and 2008, respectively. The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees. See Note 9 to our Consolidated Financial Statements in Item 8 for more information regarding our debt repurchases.

Income Tax Benefit (Expense)

During the years ended December 31, 2010, 2009 and 2008, our current income tax expense was $21.7 million, $29.3 million and $63.4 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates. In the first quarter of 2009, in connection with the sale of our investments in the Japan property funds, we recognized current income tax expense of $20.5 million.

Certain 1999 through 2005 federal and state income tax returns of Catellus have been under audit by the Internal Revenue Service (“IRS”) and various state taxing authorities. In November 2008, we agreed to enter into a closing agreement with the IRS for the settlement of the 1999 through 2002 audits. As a result, in 2008, we increased our unrecognized tax liability by $85.4 million, including interest and penalties. As this liability was an income tax uncertainty related to an acquired company, we increased goodwill by $66.6 million related to the liability that existed at the acquisition date. The remaining amount is included in current income tax expense in 2008. We made cash payments of $226.6 million in 2009 in connection with this closing agreement and settlement of certain state tax audits, and as a result, the interest decreased in 2009 and 2010.

In 2010 and 2009, we recognized a net deferred tax benefit of $52.2 million and $23.3 million, respectively, and in 2008 we recognized a deferred tax expense of $4.6 million. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions. The deferred tax benefit recorded during 2010 is primarily due to impairment charges recorded to the book basis of real estate properties and equity investees, net operating losses (“NOL”) carryforwards recorded for certain jurisdictions, and the reversal of deferred tax liabilities related to built-in-gains. In addition, during the second quarter of 2010, we recognized a deferred income tax benefit of approximately $27.5 million resulting from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized. The deferred tax benefit was partially offset by an increase to the valuation allowance in certain jurisdictions because we could not sustain a conclusion that it was more likely than not that we could realize the deferred tax assets and NOL carryforwards.

Our income taxes are discussed in more detail in Note 15 to our Consolidated Financial Statements in Item 8.

Discontinued Operations

Discontinued operations represent a component of an entity that has either been disposed of or is classified as held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations of the entity as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations of the component of the entity that has been classified as discontinued operations are reported separately in our Consolidated Financial Statements in Item 8.

As discussed above, all of the non-core assets and related liabilities associated with a pending sale are held for sale as of December 31, 2010 and, therefore, the impairment charge of $77.4 million relating to the operating properties is included in discontinued operations. In addition, we have six operating properties that met the criteria as Held for Sale. The operations associated with these properties have been included in discontinued operations for all periods presented, along with any related impairment charges.

In February 2009, we sold our operations in China. Accordingly, we included the results in discontinued operations for all periods presented in our Consolidated Statements of Operations. Based on the carrying values of the assets and liabilities to be sold as compared with the estimated sales proceeds, less costs to sell, we recognized an impairment charge of $198.2 million in 2008, which is included in discontinued operations.

During 2010, 2009 and 2008, in addition to our China operations, we disposed of land subject to ground leases and 205, 140 and 15 properties, respectively, to third parties that met the requirements to be classified as discontinued operations. Therefore, the results of operations for these disposed properties are included in discontinued operations for all periods presented, along with the gains recognized during the period.

See Notes 3 and 8 to our Consolidated Financial Statements in Item 8.

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

During 2010, we recognized losses in Other Comprehensive Income (Loss) of $42.3 million related to foreign currency translations of our international business units into U.S. dollars upon consolidation, mainly as a result of the yen strengthening against the U.S. dollar, partially offset by the strengthening of the U.S. dollar to the euro and pound sterling, from the beginning of the year to December 31, 2010.

During 2009, we recognized net gains in Other Comprehensive Income (Loss) of $59.9 million. This includes $209.2 million in gains, mainly as a result of the strengthening of the British pound sterling to the U.S. dollar offset partially by the strengthening of the U.S. dollar to the euro and yen. These gains were offset by a decrease in other comprehensive income of $149.3 million, as a result of the sale of our China operations and our investments in the Japan property funds in February 2009, and represents the gains previously included as currency translation adjustments.

During 2008, we recognized $279.6 million of net losses due to the strengthening of the U.S. dollar to the euro and British pound sterling, offset partially by the strengthening of the yen to the U.S. dollar.

Portfolio Information

Our total operating portfolio of properties includes industrial properties owned by us and industrial properties owned by the property funds and joint ventures we manage and account for on the equity method. In 2009 and 2008, this also includes our retail properties, which are included in assets held for sale at December 31, 2010. The operating portfolio does not include properties under development, properties held for sale or any other properties owned by unconsolidated investees, and was as follows as of December 31 (square feet in thousands):

	2010		2009		2008
	Number of		Number of		Number of
Reportable Business Segment	Properties	Square Feet	Properties	Square Feet	Properties	Square Feet
Direct Owned	985	168,547	1,215	192,637	1,331	197,114
Investment Management	1,179	255,367	1,289	274,617	1,339	297,665

Totals	2,164	423,914	2,504	467,254	2,670	494,779

Same Store Analysis

We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended December 31, 2010, as those properties that were in operation at October 1, 2009, and have been in operation throughout the three-month periods in both 2010 and 2009, including completed development properties. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended December 31, 2010, included 2,138 properties that aggregated 413.7 million square feet.

The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the full year, as included in our Consolidated Statements of Operations in Item 8, to the respective amounts in our same store portfolio analysis.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2010

Rental income	$188,073	$188,608	$195,032	$199,595	$771,308
Rental expenses	56,796	54,662	57,390	55,076	223,924

Net operating income	$131,277	$133,946	$137,642	$144,519	$547,384

2009

Rental income	$174,088	$182,904	$179,427	$186,229	$722,648
Rental expenses	55,294	55,971	57,291	55,136	223,692

Net operating income	$118,794	$126,933	$122,136	$131,093	$498,956

	For the Three Months Ended December 31,
			Percentage
	2010	2009	Change
Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$199,595	$186,229
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties
developed and acquired during the period and land subject to ground leases	(10,813)	(9,276)
Effect of changes in foreign currency exchange rates and other	(418)	(1,797)
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated
investees	352,365	368,029

Same store portfolio — rental income (2)(3)	540,729	543,185	(0.45)%

Less completed development properties (4)	(65,565)	(44,482)

Adjusted same store portfolio – rental income (2)(3)(4)	$475,164	$498,703	(4.72)%

Rental Expenses (1)(5)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$55,076	$55,136
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio - properties
developed and acquired during the period and land subject to ground leases	(3,467)	(4,377)
Effect of changes in foreign currency exchange rates and other	1,377	1,321
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated
investees	83,318	84,869

Same store portfolio — rental expenses (3)(5)	136,304	136,949	(0.47)%

Less completed development properties (4)	(20,034)	(17,208)

Adjusted same store portfolio – rental expenses (3)(4)(5)	$116,270	$119,741	(2.90)%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$144,519	$131,093
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties
developed and acquired during the period and land subject to ground leases	(7,346)	(4,899)
Effect of changes in foreign currency exchange rates and other	(1,795)	(3,118)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our
unconsolidated investees	269,047	283,160

Same store portfolio — net operating income (3)	404,425	406,236	(0.45)%

Less completed development properties (4)	(45,531)	(27,274)

Adjusted same store portfolio – net operating income (3)(4)	$358,894	$378,962	(5.30)%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and industrial properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

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

(3)	These amounts include rental income, rental expenses and net operating income of our consolidated industrial properties and those industrial properties owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	The same store portfolio results include the benefit of leasing our completed development properties that meet our definition of the same store portfolio. We have also presented the results for the adjusted same store portfolio by excluding the 159 completed development properties that we owned as of October 1, 2009 and that are still included in the same store portfolio (either owned by us or our unconsolidated investees that we manage).

(5)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provides property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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

During 2010, we decreased our overall debt to $6.5 billion at December 31, 2010, as compared to $8.0 billion at December 31, 2009, and we continued to focus on staggering and extending our debt maturities. We currently have maturities of $176.3 million due in 2011 and have reduced maturities in other years, excluding our Global Line, to less than $800 million in any one year. The following is a summary of several of these related activities:

•	On November 1, we closed on the 2010 Equity Offering, generating net proceeds of $1.1 billion. A portion of the proceeds were used to repay borrowings under our Global Line, which borrowings were used to repurchase outstanding indebtedness.

•	During the fourth quarter of 2010, we sold a portfolio of industrial properties and several equity method investments to a third party for approximately $1.02 billion. We used the proceeds to repurchase debt.

•	In 2010, we repurchased $1.7 billion original principal amount of our unsecured senior notes. In the first quarter, we completed a tender offer for our 5.5% senior notes due April 1, 2012 and March 1, 2013 and repurchased $422.5 million original principal amount for $449.4 million. In the third quarter, we purchased $33.5 million original principal amount of our 5.625% and 5.75% senior notes due November 15, 2015 and April 1, 2016, respectively, for $33.1 million. In the fourth quarter, we completed tender offers for several series of senior notes with maturities ranging from 2015 to 2020 and repurchased $1.3 billion original principal amount for $1.4 billion.

•	During 2010, we repurchased $1.1 billion original principal amount of the convertible senior notes we had issued in 2007 and 2008, with the first cash put dates in 2012 and 2013, for $1.1 billion.

•	In March, we issued $1.56 billion of senior debt. The proceeds were used to repay borrowings on our Global Line, including amounts used to repurchase debt as discussed above. The debt we issued consisted of:

–	$800 million with a stated rate of 6.875% and a maturity of March 2020;

–	$300 million with a stated rate of 6.25% and a maturity of March 2017; and

–	$460 million of convertible notes with a stated rate of 3.25% and a maturity of March 2015.

•	We issued ¥26.4 billion ($300.6 million) in secured mortgage debt related to certain of our Japan properties and repaid ¥11.8 billion ($134.7 million) upon the sale of certain Japan properties.

•	In the first quarter, we generated proceeds of $27.4 million from the issuance of 2.2 million common shares under our at-the-market equity issuance program, which is net of $0.6 million of costs paid to our sales agent.

•	We amended our Global Line, to reduce the aggregate lender commitments to approximately $1.6 billion (subject to currency fluctuations) at December 31, 2010 and to amend certain financial covenants.

•	In December 2010, we entered into a definitive agreement to sell a portfolio of U.S. retail, mixed-use and other non-core assets for approximately $505 million that is expected to close in the first quarter of 2011, subject to customary closing conditions.

See Note 9 to our Consolidated Financial Statements in Item 8 for more information on our debt and our Global Line.

Near-Term Principal Cash Sources and Uses

In addition to common share distributions and preferred share dividend requirements, we expect our primary cash needs will consist of the following:

•	completion of the development and leasing of the properties currently under development(a);

•	development of new properties for long-term investment, predominantly in our major logistics corridors;

•	repayment of debt, including payments on our Global Line and repurchases of senior notes and/or convertible senior notes;

•	scheduled debt principal payments in 2011 of $176.3 million;

•	capital expenditures and leasing costs on properties;

•	investments in current or future unconsolidated investees, primarily for the repayment of debt or acquisition of properties from third parties; and

•	depending on market conditions, direct acquisition of operating properties and/or portfolios of operating properties in major logistics corridors for direct, long-term investment.

(a)	As of December 31, 2010, we had 14 properties under development that were 67.6% leased with a current investment of $366.5 million and a total expected investment of $580.1 million when completed and leased, with $213.6 million remaining to be spent.

We expect to fund our cash needs principally from the following sources, all subject to market conditions:

•	available cash balances ($37.6 million at December 31, 2010);

•	property operations;

•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;

•	proceeds from the disposition of properties, land parcels or other investments to third parties, including the expected sale of non-core assets discussed above;

•	proceeds from the contributions of properties to property funds or other unconsolidated investees;

•	borrowing capacity under our Global Line ($993.2 million available as of December 31, 2010), other facilities or borrowing arrangements;

•	proceeds from the issuance of equity securities including sales under our at-the-market equity issuance program (under which we have 48.1 million common shares remaining); and

•	proceeds from the issuance of debt securities, including secured mortgage debt.

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

Equity Commitments related to future contributions to Property Funds

Certain property funds had equity commitments from us and our fund partners. In connection with the expiration of the remaining commitments in August 2010, ProLogis Mexico Industrial Fund (the “Mexico Fund”) and PEPF II called capital of $75 million and €282 million ($361 million), respectively. Our contributions ($1.1 million to the Mexico Fund and $87.0 million to PEPF II) were less than our proportionate share, resulting in a reduced ownership interest in the property funds. The property funds have used or will use the cash to pay down debt; and in the case of PEPF II, to acquire properties from us (we contributed five development properties with 1.2 million square feet for $78.8 million during the third quarter of 2010), to fund development costs and to fund future capital needs

(including the acquisition of two properties from a third party during the fourth quarter). In connection with these capital calls, we received $19.5 million from the Mexico Fund for the repayment of amounts due to us. In December 2010, we received $27.4 million from PEPF II as additional proceeds from contributions of properties we made to the fund in 2009 based on valuations received in December 2010 and our agreement with the fund.

During 2010, we used cash for investments in or loans to the unconsolidated investees of approximately $335.4 million, net of repayments on advances. These investments included: (i) purchase of PEPR’s common units of $109.2 million in the first quarter; (ii) a $46.2 million contribution to ProLogis North American Industrial Fund II to settle interest rate swap contracts in the fourth quarter; (iii) contributions of $110.3 million to PEPF II; (iv) additional investment in a joint venture of $33.3 million to repay debt (our interest in this joint venture was sold in the fourth quarter and we recovered this investment); (v) contribution of $23.6 million for ProLogis North America Properties Fund I to repay debt in the fourth quarter; and (vi) contributions of $27.8 million to and repayments of $14.3 million from, other property funds and joint ventures.

For more information on our investments in the property funds, see Note 5 to our Consolidated Financial Statements in Item 8.

Cash Provided by Operating Activities

Net cash provided by operating activities was $240.8 million, $89.1 million and $888.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. In 2010 and 2009, cash provided by operating activities was less than the cash distributions paid on common shares and dividends paid on preferred shares by $65.3 million and $208.1 million, respectively. In 2008, gains on the disposition of CDFS assets were included in cash provided by operating activities. As a result of our change in business strategy in 2008, all gains on the disposition of real estate properties for 2010 and 2009 have been included in cash provided by investing activities.

Cash Investing and Cash Financing Activities

For the years ended December 31, 2010 and 2009, investing activities provided net cash of $733.3 million and $1.2 billion, respectively. For 2008, investing activities used net cash of $1.3 billion. The following are the significant activities for all periods presented:

•	We generated cash from contributions and dispositions of properties and land parcels of $1.6 billion, $1.5 billion and $4.5 billion during 2010, 2009 and 2008, respectively.

•	We invested $543.9 million, $1.3 billion and $5.6 billion in real estate during 2010, 2009 and 2008, respectively; including costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties. In 2010, we acquired 10 properties with an aggregate purchase price of $128.6 million.

•	We invested cash of $335.4 million, $401.4 million and $329.6 million during 2010, 2009 and 2008, respectively, in unconsolidated investees including investments in connection with property contributions we made, net of repayment of advances by the investees, as discussed above.

•	We received distributions from unconsolidated investees as a return of investment and proceeds from the sale of our investments of $220.2 million, $81.2 million and $149.5 million during 2010, 2009 and 2008, respectively. Included in 2010 is $112.0 million from the sale of several of our equity method investments to a third party.

•	In 2009, we received $1.3 billion in proceeds from the sale of our China operations and our property fund interests in Japan. The proceeds were used to pay down borrowings on our Global Line.

•	We generated net cash proceeds from payments on notes receivable of $18.4 million, $12.4 million and $29.0 million in 2010, 2009 and 2008, respectively.

•	We had advances on notes receivable of $269.0 million, $4.8 million and $47.3 million in 2010, 2009 and 2008, respectively. 2010 includes the preferred equity interest in a subsidiary of the buyer of a portfolio of assets of approximately $188 million and a $81.0 million loan to ProLogis NAIF II that we purchased from the lender.

For the years ended December 31, 2010 and 2009, financing activities used net cash of $969.8 million and $1.5 billion, respectively. For the year ended 2008 financing activities provided net cash of $358.1 million. The following are the significant activities for all periods presented:

•	In 2010, we repurchased and extinguished $3.0 billion original principal amount of our senior notes and convertible senior notes and secured mortgage debt, for a total of $3.1 billion. In 2009, we repurchased and extinguished $1.5 billion original principal amount of our senior notes, convertible senior notes, and secured mortgage debt for $1.2 billion. In 2008, we repurchased and extinguished $309.7 million original principal amount of our senior notes for $216.8 million.

•	In 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of convertible senior notes due 2015. The proceeds were used to repay borrowings under our Global Line. We also incurred $300.6 million in secured mortgage debt. In 2009, we issued $950.0 million of senior notes and closed on $499.9 million of secured mortgage debt. In 2008, we issued $550.0 million convertible senior notes and $600.0 million of senior notes.

•	We had net payments on our credit facilities of $246.3 million and $2.4 billion in 2010 and 2009, respectively and net borrowings of $743.9 million in 2008, most of which was on our Global Line.

•	We made net payments of $257.5 million, $351.8 million and $985.2 million on regularly scheduled debt principal and maturity payments during 2010, 2009 and 2008, respectively.

•	In November of 2010, we received net proceeds of $1.1 billion from the issuance of 92.0 million common shares. In April 2009, we received net proceeds of $1.1 billion from the issuance of 174.8 million common shares. We also generated proceeds from the sale and issuance of common shares under our various common share plans primarily from our at-the-market equity issuance program of $30.8 million, $337.4 million, and $222.2 million during 2010, 2009, and 2008, respectively.

•	We paid distributions of $280.7 million, $271.8 million and $542.8 million to our common shareholders during 2010, 2009 and 2008, respectively. We paid dividends on our preferred shares of $25.4 million during each of 2010, 2009 and 2008.

Off-Balance Sheet Arrangements

Unconsolidated Investees

We had investments in and advances to the property funds at December 31, 2010 of $2.0 billion. The property funds had total third party debt of $7.7 billion (for the entire entity, not our proportionate share) at December 31, 2010 that matures as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Discount	Total (1)

ProLogis California LLC	$-	$-	$-	$137.5	$-	$172.5	$-	$310.0

ProLogis North American Properties Fund I	2.8	177.2	-	-	-	-	-	180.0

ProLogis North American Properties Fund XI	0.6	0.7	0.4	-	-	-	-	1.7

ProLogis North American Industrial Fund	-	52.0	80.0	-	108.7	1,003.5	-	1,244.2

ProLogis North American Industrial Fund II (2)	10.0	164.0	74.0	526.4	-	462.2	(6.7)	1,229.9

ProLogis North American Industrial Fund III (3)	120.5	85.7	385.6	146.4	-	280.0	(1.9)	1,016.3

ProLogis Mexico Industrial Fund	-	-	-	-	-	214.1	-	214.1

ProLogis European Properties (4)	-	334.5	526.5	1,205.2	-	-	-	2,066.2

ProLogis European Properties Fund II (5)	-	146.1	276.3	464.7	247.1	276.5	-	1,410.7

ProLogis Korea Fund	16.3	32.8	-	-	-	-	-	49.1

Total property funds	$150.2	$993.0	$1,342.8	$2,480.2	$355.8	$2,408.8	$(8.6)	$7,722.2

(1)	As of December 31, 2010, we had not guaranteed any of the third party debt of the property funds. See notes (2) and (3) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. As noted in note (3) below, remaining 2011 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all, including the planned financings discussed below. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

(2)	In the third quarter of 2010, we purchased an $81.0 million loan to NAIF II from the lender. The loan bears interest at 8%, matures in May 2015 and is secured by 13 buildings in the property fund. This loan is not presented in the table as it is not third party debt. We have pledged properties we own directly, with an undepreciated cost of $267.2 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014.

(3)	We have a note receivable from this property fund. The outstanding balance at December 31, 2010 was $21.4 million and is not included in the maturities above as it is not third party debt. ProLogis North American Industrial Fund III is in discussions with the lender of its debt that matures in July 2011.

(4)	PEPR has a €50 million ($65.8 million) credit facility, with the ability to increase the facility to €150 million. This facility is denominated in euro and pound sterling.

(5)	PEPF II has a €75 million ($98.7 million) credit facility with the ability to increase the facility to €150 million. The facility is denominated in euro and pound sterling.

Contractual Obligations

Long-Term Contractual Obligations

We had long-term contractual obligations at December 31, 2010 as follows (in millions):

	Payments Due By Period
		Less than 1			More than
	Total	year	1 to 3 years	3 to 5 years	5 years
Debt obligations, other than credit facilities	$6,036	$176	$1,455	$1,454	$2,951
Interest on debt obligations, other than credit facilities	2,023	329	604	499	591
Unfunded commitments on development projects (1)	214	214	-	-	-
Amounts due on credit facilities	520	-	520	-	-
Interest on lines of credit	30	18	12	-	-

Totals	$8,823	$737	$2,591	$1,953	$3,542

(1)	We had properties under development at December 31, 2010 with a total expected investment of $580.1 million. The unfunded commitments presented include not only those costs that we are obligated to fund under construction contracts, but all costs necessary to place the property into service, including the estimated costs of tenant improvements, marketing and leasing costs which we will incur as the property is leased.

Other Commitments

As discussed above, we entered into a definitive agreement to sell a portfolio of our non-core assets for $505 million that we expect to close in the first quarter of 2011. In addition, on a continuing basis, we are engaged in various stages of negotiations for the acquisition and/or disposition of individual properties or portfolios of properties.

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

Cash distributions per common share paid in 2010, 2009 and 2008 were $0.5625, $0.70 and $2.07, respectively. Our 2010 dividend was $0.15 for the first, second and third quarters. In recognition of our anticipated taxable income for 2010 and considering the impact of issuing additional shares in the 2010 Equity Offering, our board of trustees (“Board”) declared a reduced fourth quarter distribution of $0.1125 per share, and we expect that our Board will maintain this level of distributions per quarter throughout 2011. A cash distribution of $0.1125 per common share for the first quarter of 2011 was declared on January 30, 2011. This distribution will be paid on February 28, 2011 to holders of common shares on February 14, 2011. Our future common share distributions may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.

At December 31, 2010, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.6875 per Series F preferred share and $1.6875 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.

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

Generally, we use net asset value analyses to estimate the fair value of the reporting unit where the goodwill is allocated. We estimate the current fair value of the assets and liabilities in the reporting unit through various valuation techniques; including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third-party appraisals, as considered necessary. The fair value of the reporting unit may also include an enterprise value premium that we estimate a third party would be willing to pay for the particular reporting unit. The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions or our intent with regard to our investment that occurs subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties and/or goodwill.

Other than Temporary Impairment of Investments in Unconsolidated Investees

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate the equity investment and any advances made to the investee for impairment by estimating our ability to recover our investment from future expected cash flows. If we determine there is a loss in value that is other than temporary, we recognize an impairment charge to reflect the investment at fair value. The use of projected future cash flows and other estimates of fair value, the determination of when a loss is other than temporary, and the calculation of the amount of the loss, is complex and subjective. Use of other estimates and assumptions may result in different conclusions. Changes in economic and operating conditions, as well as changes in our intent with regard to our investment, that occur subsequent to our review could impact these assumptions and result in future impairment charges of our equity investments.

Revenue Recognition – Gains on Disposition of Real Estate

We recognize gains from the contributions and sales of real estate assets, generally at the time the title is transferred, consideration is received and we no longer have substantial continuing involvement with the real estate sold. In many of our transactions, an entity in which we have an ownership interest will acquire a real estate asset from us. We make judgments based on the specific terms of each transaction as to the amount of the total profit from the transaction that we recognize given our continuing ownership interest and our level of future involvement with the investee that acquires the assets. We also make judgments regarding recognition in earnings of certain fees and incentives based on when they are earned, fixed and determinable.

Business Combinations

We acquire individual properties, as well as portfolios of properties, or businesses. When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building, debt and other assumed liabilities, intangible assets related to above and below market leases, value of costs to obtain tenants and goodwill, deferred tax liabilities and other assets and liabilities in the case of an acquisition of a business. In an acquisition of multiple properties, we must also allocate the purchase price among the properties. The allocation of the purchase price is based on our assessment of estimated fair value and often times is based upon the expected future cash flows of the property and various characteristics of the markets where the property is located. The initial allocation of the purchase price is based on management’s preliminary assessment, which may differ when final information becomes available. Subsequent adjustments made to the initial purchase price allocation are made within the allocation period, which typically does not exceed one year.

Consolidation

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity and we are the primary beneficiary through consideration of the substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a variable interest entity that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Investments in entities in which we do not control but over which we have the ability to exercise significant influence over operating and financial policies are presented under the equity method. Investments in entities that we do not control and over which we do not exercise significant influence are carried at the lower of cost or fair value, as appropriate. Our ability to correctly assess our influence and/or control over an entity affects the presentation of these investments in our consolidated financial statements.

Capitalization of Costs and Depreciation

We capitalize costs incurred in developing, renovating, rehabilitating, and improving real estate assets as part of the investment basis. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred. During the land development and construction periods, we capitalize interest costs, insurance, real estate taxes and certain general and administrative costs of the personnel performing development, renovations, and rehabilitation if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. We also capitalize costs incurred to successfully originate a lease that result directly from, and are essential to, the acquisition of that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

We estimate the depreciable portion of our real estate assets and related useful lives in order to record depreciation expense. Our ability to estimate the depreciable portions of our real estate assets and useful lives is critical to the determination of the appropriate amount of depreciation expense recorded and the carrying value of the underlying assets. Any change to the assets to be depreciated and the estimated depreciable lives of these assets would have an impact on the depreciation expense recognized.

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

During this turbulent time, we have recognized certain of these recurring charges and gains over several quarters since the fourth quarter of 2008. We believe that as the economy stabilizes, our liquidity needs change, and since the remaining capital available to the existing unconsolidated property funds to acquire our completed development properties expired, the potential for impairment charges on real estate properties will diminish to an immaterial amount. As we continue to monetize our land bank through development or dispositions, we may dispose of this land at a gain or loss. We may also dispose of other non-strategic assets at a gain or loss. However, we do not expect that we will adjust our FFO measure for these gains or losses after 2010.

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

FFO, including significant non-cash items, attributable to common shares as defined by us was a negative $1.1 billion, $138.9 million and $133.8 million for 2010, 2009, and 2008, respectively. FFO, excluding significant non-cash items, attributable to common shares as defined by us was $185.8 million, $467.8 million and $944.9 million for the years ended December 31, 2010, 2009, and 2008, respectively. The reconciliations of FFO attributable to common shares as defined by us to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	2010	2009	2008
FFO:
Reconciliation of net earnings to FFO
Net earnings (loss) attributable to common shares	$(1,295,920)	$(2,650)	$(479,226)

Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	305,716	258,625	256,459
Adjustments to gains on dispositions for depreciation	(4,208)	(5,387)	(2,866)
Adjustments to (gains on) dispositions of non-development properties	936	(4,937)	(11,620)
Net gain on disposition of assets to a third party	(205,613)	-	-
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development properties	(34,821)	(220,815)	(9,718)
Real estate related depreciation and amortization	37,092	52,604	78,185
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	155,730	154,315	155,067
Adjustment to gains/losses on dispositions for depreciation	-	(9,569)	(492)
Other amortization items	(14,009)	(11,775)	(15,840)

Subtotal-NAREIT defined FFO	(1,055,097)	210,411	(30,051)

Add (deduct) our defined adjustments:
Foreign currency exchange losses (gains), net	11,487	(58,128)	144,364
Current income tax expense	-	3,658	9,656
Deferred income tax expense (benefit)	(52,223)	(23,299)	4,073
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange losses (gains), net	(339)	(1,737)	2,331
Unrealized losses (gains) on derivative contracts, net	(8,967)	(7,561)	23,005
Deferred income tax expense (benefit)	3,955	15,541	(19,538)

FFO, including significant non-cash items, attributable to common shares, as defined by us	(1,101,184)	138,885	133,840
Impairment of real estate properties	824,314	331,592	274,705
Impairment of goodwill and other assets	412,745	163,644	320,636
Losses (gains) on early extinguishment of debt	30,723	(172,258)	(90,719)
Write-off deferred extension fees associated with Global Line	7,680	-	-
Our share of certain losses recognized by the property funds	11,533	9,240	-
Impairment related to assets held for sale (gain on sale) – China operations	-	(3,315)	198,236
Our share of the loss/impairment recorded by PEPR	-	-	108,195

FFO, excluding significant non-cash items, attributable to common shares, as defined by us	$185,811	$467,788	$944,893

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At December 31, 2010, we have ¥24.2 billion ($297.5 million as of December 31, 2010) in TMK bond agreements with variable interest rates. We have entered into interest rate swap agreements to fix the interest rate on ¥23.0 billion ($268.1 million as of December 31, 2010) of the notes for the term of the agreements. We have no other derivative contracts outstanding at December 31, 2010.

Our primary interest rate risk is created by the variable rate Global Line. During the year ended December 31, 2010, we had weighted average daily outstanding borrowings of $501.1 million on our variable rate Global Line. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $1.3 million of cash flow for the year ended 2010.

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

Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At December 31, 2010, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.

We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At December 31, 2010, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.

ITEM 8.	Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2010 and 2009, our Consolidated Statements of Operations, Comprehensive Income (Loss), Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010, Notes to Consolidated Financial Statements and Schedule III – Real Estate and Accumulated Depreciation, together with the reports of KPMG LLP, Independent Registered Public Accounting Firm, are included under Item 15 of this report and are incorporated herein by reference. Selected unaudited quarterly financial data is presented in Note 22 of our Consolidated Financial Statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Subsequent to December 31, 2010, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted as of December 31, 2010 based on the criteria described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, as of December 31, 2010, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

Trustees and Officers

The information required by this item is incorporated herein by reference to the description under Item 1 – Our Management – Executive Committee (but only with respect to Walter C. Rakowich, Ted R. Antenucci, William E. Sullivan and Edward S. Nekritz), and to the descriptions under the captions “Election of Trustees – Nominees,” “Additional Information – Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct,” and “Board of Trustees and Committees – Audit Committee” in our 2011 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the descriptions under the captions “Compensation Matters” and “Board of Trustees and Committees – Management Development and Compensation Committee – Compensation Committee Interlocks and Insider Participation” in our 2011 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers – Common Shares Beneficially Owned” and “Compensations Matters – Equity Compensation Plans” in our 2011 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the descriptions under the captions “Information Relating to Trustees, Nominees and Executive Officers – Certain Relationships and Related Transactions” and “Corporate Governance – Trustee Independence” in our 2011 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the description under the caption “Independent Registered Public Accounting Firm” in our 2011 Proxy Statement or will be provided in an amendment filed on Form 10-K/A.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following documents are filed as a part of this report:

(a) Financial Statements and Schedules:

1. Financial Statements:

See Index to Consolidated Financial Statements and Schedule III on page 98 of this report, which is incorporated herein by reference.

2. Financial Statement Schedules:

Schedule III – Real Estate and Accumulated Depreciation

All other schedules have been omitted since the required information is presented in the Consolidated Financial Statements and the related Notes or is not applicable.

(b) Exhibits: The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits on pages 109 to 112 of this report, which is incorporated herein by reference.

(c) Financial Statements: See Index to Consolidated Financial Statements and Schedule III on page 98 of this report, which is incorporated by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

We have audited the accompanying consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of ProLogis’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ProLogis and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProLogis’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of ProLogis’ internal control over financial reporting.

KPMG LLP

Denver, Colorado
February 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

We have audited ProLogis’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ProLogis’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on ProLogis’ internal control over financial reporting based on our audit.

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

In our opinion, ProLogis maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Denver, Colorado
February 25, 2011

PROLOGIS

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Investments in real estate properties	$12,879,641	$15,179,169
Less accumulated depreciation	1,595,678	1,671,100

Net investments in properties	11,283,963	13,508,069
Investments in and advances to unconsolidated investees	2,024,661	2,106,723
Notes receivable backed by real estate	302,144	55,544
Assets held for sale	574,791	-

Net investments in real estate	14,185,559	15,670,336

Cash and cash equivalents	37,634	34,362
Restricted cash	27,081	23,893
Accounts receivable	58,979	42,117
Other assets	593,414	1,026,187

Total assets	$14,902,667	$16,796,895

LIABILITIES AND EQUITY
Liabilities:
Debt	$6,506,029	$7,977,778
Accounts payable and accrued expenses	388,536	367,399
Other liabilities	467,998	444,432
Liabilities related to assets held for sale	19,749	-

Total liabilities	7,382,312	8,789,609

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at December 31, 2010 and December 31, 2009	125,000	125,000
Common Shares; $0.01 par value; 570,076 shares issued and outstanding at December 31, 2010 and 474,162 shares issued and outstanding at December 31, 2009	5,701	4,742
Additional paid-in capital	9,668,404	8,524,867
Accumulated other comprehensive income (loss)	(3,160)	42,298
Distributions in excess of net earnings	(2,515,722)	(934,583)

Total ProLogis shareholders’ equity	7,505,223	7,987,324
Noncontrolling interests	15,132	19,962

Total equity	7,520,355	8,007,286

Total liabilities and equity	$14,902,667	$16,796,895

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008
Revenues:
Rental income	$771,308	$722,648	$743,804
Property management and other fees and incentives	120,326	142,763	131,011
CDFS disposition proceeds	-	180,237	4,495,465
Development management and other income	17,521	8,987	25,857

Total revenues	909,155	1,054,635	5,396,137

Expenses:
Rental expenses	223,924	223,692	229,534
Investment management expenses	40,659	43,416	50,761
Cost of CDFS dispositions	-	-	3,840,719
General and administrative	165,981	180,486	177,350
Reduction in workforce	-	11,745	23,131
Impairment of real estate properties	736,612	331,592	274,705
Depreciation and amortization	319,602	274,522	272,791
Other expenses	16,355	24,025	27,644

Total expenses	1,503,133	1,089,478	4,896,635

Operating income (loss)	(593,978)	(34,843)	499,502

Other income (expense):
Earnings (loss) from unconsolidated investees, net	23,678	28,059	(55,774)
Interest income	5,022	2,702	9,473
Interest expense	(461,166)	(373,305)	(385,065)
Impairment of goodwill and other assets	(412,745)	(163,644)	(320,636)
Other income (expense), net	10,825	(42,051)	7,049
Net gains on dispositions of investments in real estate	28,488	35,262	11,668
Foreign currency exchange gains (losses), net	(11,081)	35,626	(148,281)
Gain (loss) on early extinguishment of debt, net	(201,486)	172,258	90,719

Total other income (expense)	(1,018,465)	(305,093)	(790,847)

Loss before income taxes	(1,612,443)	(339,936)	(291,345)
Current income tax expense	21,724	29,262	63,441
Deferred income tax expense (benefit)	(52,223)	(23,287)	4,570

Total income taxes	(30,499)	5,975	68,011

Loss from continuing operations	(1,581,944)	(345,911)	(359,356)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	76,917	105,061	88,125
Net gain (impairment) related to disposed assets – China operations	-	3,315	(198,236)
Net gains on dispositions/impairment of properties:
Non-development properties, net of taxes	213,565	220,815	9,718
Development properties and land subject to ground leases	21,009	40,649	9,783

Total discontinued operations	311,491	369,840	(90,610)

Consolidated net earnings (loss)	(1,270,453)	23,929	(449,966)
Net earnings attributable to noncontrolling interests	(43)	(1,156)	(3,837)

Net earnings (loss) attributable to controlling interests	(1,270,496)	22,773	(453,803)
Less preferred share dividends	25,424	25,423	25,423

Net loss attributable to common shares	$(1,295,920)	$(2,650)	$(479,226)

Weighted average common shares outstanding - Basic	491,744	403,149	262,729

Weighted average common shares outstanding - Diluted	491,744	403,149	262,729

Net earnings (loss) per share attributable to common shares - Basic:
Continuing operations	$(3.27)	$(0.93)	$(1.48)
Discontinued operations	0.63	0.92	(0.34)

Net loss per share attributable to common shares - Basic	$(2.64)	$(0.01)	$(1.82)

Net earnings (loss) per share attributable to common shares - Diluted:
Continuing operations	$(3.27)	$(0.93)	$(1.48)
Discontinued operations	0.63	0.92	(0.34)

Net loss per share attributable to common shares - Diluted	$(2.64)	$(0.01)	$(1.82)

Distributions per common share	$0.56	$0.70	$2.07

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

		Common Shares			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Shares	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity
Balance as of January 1, 2008	$350,000	257,712	$2,577	$6,723,048	$275,322	$374,742	$78,661	$7,804,350
Effect of adoption of new accounting standard	-	-	-	70,918	-	(47,030)	-	23,888
Consolidated net earnings (loss)	-	-	-	-	-	(406,773)	3,837	(402,936)
Issuances of common shares under common share plans, net of issuance costs	-	5,381	54	218,926	-	-	-	218,980
Noncontrolling interests, issuances (conversions), net	-	3,912	39	17,126	-	-	(12,942)	4,223
Foreign currency translation gains (losses), net	-	-	-	-	(279,568)	-	96	(279,472)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(25,128)	-	-	(25,128)
Cost of share-based compensation awards	-	-	-	40,090	-	-	-	40,090
Distributions	-	-	-	-	-	(576,452)	(9,129)	(585,581)
Reclassification of noncontrolling interests to held for sale	-	-	-	-	-	-	(40,645)	(40,645)

Balance as of December 31, 2008	$350,000	267,005	$2,670	$7,070,108	$(29,374)	$(655,513)	$19,878	$6,757,769

Consolidated net earnings	-	-	-	-	-	22,773	1,156	23,929
Issuances of common shares in 2009 Equity Offering, net of issuance costs	-	174,800	1,748	1,105,272	-	-	-	1,107,020
Issuances of common shares under common share plans, net of issuance costs	-	31,943	320	324,909	-	-	-	325,229
Noncontrolling interests, issuances (conversions), net	-	414	4	1,483	-	-	(1,386)	101
Foreign currency translation gains, net	-	-	-	-	59,888	-	1,937	61,825
Unrealized gains/amortization on derivative contracts, net	-	-	-	-	11,784	-	-	11,784
Cost of share-based compensation awards	-	-	-	23,095	-	-	-	23,095
Distributions	-	-	-	-	-	(301,843)	(1,623)	(303,466)

Balance as of December 31, 2009	$350,000	474,162	$4,742	$8,524,867	$42,298	$(934,583)	$19,962	$8,007,286

Consolidated net earnings (loss)	-	-	-	-	-	(1,270,496)	43	(1,270,453)
Issuances of common shares in 2010 Equity Offering, net of issuance costs	-	92,000	920	1,086,364	-	-	-	1,087,284
Issuances of common shares under common share plans, net of issuance costs	-	3,864	38	25,382	-	-	-	25,420
Noncontrolling interests, issuances (conversions), net	-	50	1	599	-	-	(600)	-
Foreign currency translation losses, net	-	-	-	-	(42,315)	-	(2,933)	(45,248)
Unrealized losses and amortization on derivative contracts, net	-	-	-	-	(3,143)	-	-	(3,143)
Cost of share-based compensation awards	-	-	-	31,192	-	-	-	31,192
Distributions	-	-	-	-	-	(310,643)	(1,340)	(311,983)

Balance as of December 31, 2010	$350,000	570,076	$5,701	$9,668,404	$(3,160)	$(2,515,722)	$15,132	$7,520,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Net earnings (loss) attributable to controlling interests	$(1,270,496)	$22,773	$(453,803)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	(42,315)	59,888	(279,568)
Unrealized gains (losses) and amortization on derivative contracts, net	(3,143)	11,784	(25,128)

Comprehensive income (loss) attributable to common shares	$(1,315,954)	$94,445	$(758,499)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
Operating activities:
Net earnings (loss) attributable to controlling interests	$(1,270,496)	$22,773	$(453,803)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Noncontrolling interest share in earnings (loss), net	43	1,300	(6,231)
Straight-lined rents	(40,983)	(38,997)	(34,063)
Cost of share-based compensation awards	25,085	17,242	28,321
Depreciation and amortization	356,694	327,126	350,976
Loss (earnings) from unconsolidated investees	(23,678)	(28,861)	71,956
Changes in operating receivables and distributions from unconsolidated investees	79,671	69,656	19,956
Amortization of deferred loan costs	32,402	17,069	12,239
Amortization of debt discount, net	47,136	67,542	63,676
Debt consent solicitation expenses	-	14,547	-
Impairment of goodwill and other assets	412,745	163,644	320,636
Impairment related to assets held for sale – China operations	-	-	198,236
Impairment of real estate properties	736,612	331,592	274,705
Gains on dispositions of assets included in discontinued operations	(234,574)	(264,779)	(19,501)
Gains recognized on disposition of investments in Japan property funds	-	(180,237)	-
Gains recognized on property dispositions, net	(28,488)	(35,262)	(11,668)
Loss (gain) on early extinguishment of debt, net	201,486	(172,258)	(90,719)
Unrealized foreign currency exchange losses (gains), net	11,487	(58,128)	144,364
Deferred income tax expense (benefit)	(52,223)	(23,299)	4,072
Decrease in restricted cash, accounts receivable and other assets	63,701	102,510	78,717
Decrease in accounts payable and accrued expenses and other liabilities	(75,837)	(244,085)	(63,540)

Net cash provided by operating activities	240,783	89,095	888,329

Investing activities:
Real estate investments	(458,125)	(1,241,836)	(5,527,500)
Tenant improvements and lease commissions on previously leased space	(57,240)	(49,783)	(58,076)
Non-development capital expenditures	(28,565)	(26,506)	(36,902)
Investments in and net advances to unconsolidated investees	(335,396)	(401,386)	(329,553)
Return of investment from unconsolidated investees	220,195	81,216	149,539
Proceeds from dispositions of real estate properties	1,642,986	1,520,519	4,474,228
Proceeds from disposition of China operations and Japan property funds	-	1,345,468	-
Proceeds from repayment of notes receivable	18,440	12,430	28,969
Investments in notes receivable backed by real estate and advances on other notes receivable	(269,000)	(4,845)	(47,325)

Net cash provided by (used in) investing activities	733,295	1,235,277	(1,346,620)

Financing activities:
Proceeds from sales and issuances of common shares	1,162,461	1,491,137	222,162
Distributions paid on common shares	(280,658)	(271,845)	(542,792)
Dividends paid on preferred shares	(25,416)	(25,416)	(25,423)
Noncontrolling interest contributions (distributions), net	(1,610)	(1,548)	23,827
Debt and equity issuance costs paid	(76,580)	(125,190)	(12,121)
Net proceeds from (payments on) credit facilities	(246,280)	(2,400,194)	743,934
Repurchase of senior and convertible senior notes and extinguishment of secured mortgage debt	(3,104,476)	(1,226,658)	(216,805)
Proceeds from issuance of senior and convertible senior notes and secured mortgage debt	1,860,299	1,448,871	1,150,544
Payments on senior notes, secured mortgage debt and assessment bonds	(257,502)	(351,793)	(985,223)

Net cash provided by (used in) financing activities	(969,762)	(1,462,636)	358,103

Effect of foreign currency exchange rate changes on cash	(1,044)	(2,010)	(13,950)
Net increase (decrease) in cash and cash equivalents	3,272	(140,274)	(114,138)
Cash and cash equivalents, beginning of period	34,362	174,636	399,910
Cash and cash equivalents, assets held for sale	-	-	(111,136)

Cash and cash equivalents, end of period	$37,634	$34,362	$174,636

See Note 21 for information on non-cash investing and financing activities and other information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

We consolidate all entities that are wholly owned and those in which we own less than 100% but control, as well as any variable interest entities in which we are the primary beneficiary. We evaluate our ability to control an entity and whether the entity is a variable interest entity (“VIE”) and we are the primary beneficiary through consideration of substantive terms of the arrangement to identify which enterprise has the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

Adjustments and Reclassifications. Certain amounts included in the accompanying consolidated financial statements for 2009 and 2008 have been reclassified to conform to the 2010 financial statements presentation. We reclassified certain balance sheet accounts (Investments In and Advances to Unconsolidated Investees, Notes Receivable Backed by Real Estate, and Assets Held for Sale) under Net Investments in Real Estate to more appropriately reflect the underlying substance of the assets. We reclassified $88.5 million from Accounts Payable and Accrued Expenses and $45.2 million from Accounts Receivable into Real Estate, Other Investments in our December 31, 2009 balance sheet due to the right of offset between asset and liability accounts associated with a substantial development project in the United Kingdom. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements.

Use of Estimates. The accompanying consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements, and revenue and expenses during the reporting period. Our actual results could differ from those estimates and assumptions. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these Consolidated Financial Statements, different assumptions and estimates could materially impact our reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and changes in market conditions could impact our future operating results.

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

The functional currencies of our consolidated subsidiaries and unconsolidated investees generally include the British pound sterling, Canadian dollar, euro, Japanese yen and Korean won. The Chinese renminbi was also a functional currency through February 2009 and is included in discontinued operations. We are parties to business transactions denominated in these and other currencies.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Business Combinations. In December 2007, the Financial Standards Accounting Board (“FASB”) issued a new accounting standard for business combinations that we adopted January 1, 2009. This accounting standard requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. This accounting standard broadened the scope of what qualifies as a business combination to include the acquisition of an operating property by us and our unconsolidated investees. Transaction costs related to the acquisition of a business that were previously capitalized are expensed under this standard. The transaction costs related to the acquisition of land and equity method investments continue to be capitalized. This accounting standard requires subsequent adjustments of tax uncertainties that occur after the purchase price allocation period to be recognized in earnings. Previously, these adjustments were recognized in the purchase price as an adjustment to goodwill. The initial adoption of this accounting standard did not have a material impact on our financial position or results of operations, although it may have a more significant impact in the future depending on our acquisition activity.

When we acquire a business or individual operating properties, with the intention to hold the investment for the long-term, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. We estimate the following:

•	the fair value of the buildings as if vacant;	—	The fair value allocated to land is generally based on relevant market data.
•	the market value of above and below market leases based upon our best estimate of current market rents;	—	The value of each lease is recorded in either other assets or other liabilities, as appropriate.
•	the value of costs to obtain tenants, primarily leasing commissions;	—	These costs are recorded in other assets.
•	the value of debt based on quoted market rates for the same or similar issues, or by discounting future cash flows using rates currently available for debt with similar terms and maturities;	—	Any discount or premium is included in the principal amount.
•	the value of any management contracts by discounting future expected cash flows under these contracts; and	—	These contracts are recorded in other assets.
•	the value of all other assumed assets and liabilities based on the best information available.

We amortize the acquired assets or liabilities as follows:

•	Above and below market leases are charged to rental income over the average remaining estimated life of the lease.

•	Leasing commissions are charged to amortization expense over the average remaining estimated life of the lease.

•	Debt discount or premium is charged to interest expense using the effective interest method over the remaining term of the related debt.

•	Management contracts are charged against income over the remaining term of the contract.

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. A gain may be recognized to the extent the purchase price is less than the fair value of net tangible and intangible assets acquired.

Long-Lived Assets.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the land development and construction periods of qualifying projects, we capitalize interest costs, insurance, real estate taxes and general and administrative costs of the personnel performing the development, renovation, and rehabilitation; if such costs are incremental and identifiable to a specific activity to get the asset ready for its intended use. Capitalized costs are included in the investment basis of real estate assets. When a municipal district finances costs we incur for public infrastructure improvements, we record the costs in real estate until we are reimbursed. We also capitalize costs incurred to successfully originate a lease that results directly from and are essential to acquire that lease. Leasing costs that meet the requirements for capitalization are presented as a component of other assets.

The depreciable portions of real estate assets are charged to depreciation expense on a straight-line basis over their respective estimated useful lives. Depreciation commences at the earlier of stabilization (defined as 93% occupied) or one year after completion of construction. We generally use the following useful lives: 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 25 years for depreciable land improvements on developed buildings, 30 years for industrial properties acquired, 40 years for office and retail properties acquired and 40 years for properties we develop. Capitalized leasing costs are amortized over the respective lease term. Our average lease term for all leases in effect at December 31, 2010 was six years.

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

We estimate the future undiscounted cash flows based on our intent as follows:

(i)	for real estate properties that we intend to hold long-term, including land held for development, properties currently under development and operating buildings, recoverability is assessed based on the estimated future net rental income from operating the property;

(ii)	for land parcels we intend to sell, recoverability is assessed based on estimated fair value;

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

The use of projected future cash flows is based on assumptions that are consistent with our estimates of future expectations and the strategic plan we use to manage our underlying business. However, assumptions and estimates about future cash flows, discount rates and capitalization rates are complex and subjective. Changes in economic and operating conditions and our ultimate investment intent that occur subsequent to our impairment analyses could impact these assumptions and result in future impairment of our real estate properties or the recognition of a gain or loss at time of disposal.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Properties disposed of to third parties or assets held for sale are considered discontinued operations. Properties contributed to property funds in which we maintain an ownership interest, act as manager and account for the property fund under the equity method are not considered discontinued operations due to our continuing involvement with the properties.

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

Notes Receivable Backed by Real Estate. We hold certain investments in debt securities that are backed by real estate assets. We regularly review the creditworthiness of the entities with which we hold the note agreements and reduce the notes receivable balance by estimating an allowance for amounts that may become uncollectible in the future. The notes are also evaluated individually for impairment. We consider a loan to be impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the agreement.

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

Restricted Cash. Restricted cash consists of escrows under secured loan agreements for taxes and insurance relating to the underlying collateral.

Convertible Debt. In May 2008, the FASB issued an accounting standard that required separate accounting for the debt and equity components of certain convertible debt, such as the debt we issued in 2008 and 2007. We adopted this accounting standard on January 1, 2009 on a retroactive basis for convertible notes we issued in 2008 and 2007 as we have the ability to settle the conversion of the debt and conversion spread, at our option, in cash, common shares, or a combination of cash and shares. The 2010 convertible debt issuance requires us to settle the conversion by issuance of common shares and therefore this standard does not apply to these notes.

Under this standard, the liability and equity components of convertible debt are accounted for separately. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar bond without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt as additional non-cash interest expense. The carrying amount of the equity component is determined by deducting the fair value of the debt component from the initial proceeds of the convertible debt instrument as a whole.

See Note 9 for additional information on our convertible notes.

Noncontrolling Interests. We recognize the noncontrolling interests in real estate partnerships that we consolidate using each noncontrolling holder’s respective share of the estimated fair value of the real estate as of the date of formation. Noncontrolling interest that was created or assumed as a part of a business combination is recognized at fair value as of the date of the transaction. Noncontrolling interest is subsequently adjusted for additional contributions, distributions to noncontrolling holders and the noncontrolling holders’ proportionate share of the net earnings or losses of each respective entity.

Certain limited partnership interests issued by us in connection with the formation of a real estate partnership and as consideration in a

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

When we contribute a property to a property fund or joint venture in which we have an ownership interest, we do not recognize a portion of the gain realized. If a loss is realized it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated investee. We adjust our proportionate share of net earnings or losses recognized in future periods to reflect the investees’ recorded depreciation expense as if it were computed on our lower basis in the contributed properties rather than on the entity’s basis. Through 2008, we reflected the gains recognized from contributions of CDFS properties to property funds and joint ventures in operating cash flows. As a result of the changes in our segments, these gains are now included in investing activities.

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

Investment Management Expenses. These costs include the property management expenses associated with the property-level management of the properties owned by our unconsolidated investees and the direct investment management expenses associated with the asset management of the property funds.

Share-Based Compensation. We account for stock-based compensation by measuring the cost of employee services received in exchange for an award of an equity instrument based on the fair value of the award on the grant date. We recognize the cost over the period during which an employee is required to provide service in exchange for the award, generally the vesting period. We treat dividend equivalent units (“DEUs”) as dividends, which are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date. See Note 12 for more information on our share based compensation.

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

We evaluate tax positions taken in the financial statements on a quarterly basis under the interpretation for accounting for uncertainty in

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

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

See Note 18 for information on our financial instruments.

Fair value measurements. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). We estimate fair value for all of our assets and liabilities using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition. The fair value hierarchy consists of three broad levels:

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

Recent Accounting Pronouncements. In June 2009, the FASB issued a new accounting standard that was effective on January 1, 2010. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a VIE and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This accounting standard also requires ongoing assessment at each reporting period of which party within the VIE is considered the primary beneficiary and additional disclosures related to VIE’s. The adoption of this standard on January 1, 2010 did not have a material impact on our financial position or results of operations.

In July 2010, the FASB issued a new accounting standard that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. The expanded disclosure requirements, which are effective for ending balances as

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of December 31,2010, are applicable to our Notes Receivable Backed by Real Estate, and have been included in Note 6. Disclosures regarding activity that occurs during the reporting period will be effective beginning January 1, 2011.

In January 2010, the FASB issued a new accounting standard that requires disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. The Level 3 disclosure requirements are effective for us on January 1, 2011, and will not have an impact on our financial position or results of operations.

3.	Dispositions

During the fourth quarter of 2010, we sold a portfolio of industrial properties and several equity method investments for gross proceeds of approximately $1.02 billion resulting in a net gain of $203.1 million ($66.1 million loss in continuing operations and $269.2 million gain in discontinued operations). The industrial portfolio included 182 properties with 23 million square feet and the equity method investments included our 20% ownership interest in three property funds (ProLogis North American Properties Fund VI-VIII) and an investment in an unconsolidated joint venture that owned a hotel property. Income attributed to the portfolio of industrial properties is included in discontinued operations for all periods. Net proceeds were used to repay debt (as discussed below). As part of the transaction, we invested in a preferred equity interest of a subsidiary of the buyer of approximately $188 million, which is reflected as Notes Receivable Backed by Real Estate in our accompanying Consolidated Balance Sheet at December 31, 2010. See Note 6 for more information regarding this investment. We are continuing to provide property management services for these properties and the management fees are included as Property Management and Other Fees and Incentives in our Consolidated Statements of Operations.

In December 2010, we entered into a definitive agreement to sell a portfolio of U.S. retail, mixed-use and other non-core assets for approximately $505 million. The properties, owned directly or through equity interests, to be sold in the transaction include: four shopping centers, two office buildings, 11 mixed-use projects with related land and development agreements, two residential development joint ventures, Los Angeles Union Station and certain ground leases. The transaction is expected to be substantially completed in the first quarter of 2011, subject to customary closing conditions. We have classified all of the assets and liabilities associated with this transaction as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2010. See Note 8 for a summary of items classified as Assets Held for Sale and Discontinued Operations. Based on the carrying values of these assets and liabilities, as compared with the estimated fair value less costs to sell, we recognized an impairment charge of $168.8 million. See Note 14 for more information on the impairment charge.

On February 9, 2009, we sold our operations in China and our property fund interests in Japan for total cash consideration of $1.3 billion ($845.5 million related to China and $500.0 million related to the Japan investments). We used the proceeds primarily to pay down borrowings on our credit facilities. At December 31, 2008, we recognized an impairment charge based on the carrying values of the net assets of the China operations, as compared with the estimated sales proceeds less costs to sell. In connection with the sale in the first quarter of 2009, we recognized a $3.3 million gain.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.	Real Estate

Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	December 31,	December 31,
	2010	2009

Industrial properties (1):
Improved land	$2,527,972	$2,628,318
Buildings and improvements	8,186,827	8,919,616
Retail and mixed use properties (2):
Improved land	-	73,954
Buildings and improvements	-	197,653
Properties under development, including cost of land (3)	365,362	191,127
Land (4)	1,533,611	2,573,506
Other real estate investments (5)	265,869	594,995

Total investments in real estate properties	12,879,641	15,179,169
Less accumulated depreciation	1,595,678	1,671,100

Net investments in properties	$11,283,963	$13,508,069

(1)	At December 31, 2010 and 2009, we had 985 and 1,188 industrial properties consisting of 168.5 million square feet and 191.6 million square feet, respectively. This includes operating properties we developed that we sometimes refer to as our completed development properties. During the fourth quarter of 2010, we sold a portfolio of industrial properties (see Note 3 for more details on this transaction).

(2)	At December 31, 2009, we had 27 retail properties consisting of 1.0 million square feet and one office property. During the fourth quarter of 2010, we entered into a definitive agreement to sell certain properties that included our retail portfolio (see Note 3 for more details). As a result, we reclassified these assets to Assets Held for Sale.

(3)	Properties under development consisted of 14 properties aggregating 4.9 million square feet at December 31, 2010 and 5 properties aggregating 2.9 million square feet at December 31, 2009. Our total expected investment upon completion of the properties under development at December 31, 2010 was $580.1 million, including land, development and leasing costs.

(4)	Land consisted of 8,990 acres and 10,360 acres at December 31, 2010 and 2009, respectively and includes land parcels that we may develop or sell depending on market conditions and other factors. During the fourth quarter of 2010, we recognized impairment charges of $687.6 million. See Note 14 for more information relating to these impairment charges.

(5)	Included in other investments are: (i) land subject to ground leases; (ii) parking lots; (iii) costs related to our corporate office buildings, which we occupy and one office building available for lease; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs incurred related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.

At December 31, 2010, excluding our assets held for sale, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan).

During the year ended December 31, 2010, we recognized Net Gains on Dispositions of Investments in Real Estate in continuing operations of $28.5 million, which related to the contribution of land and operating properties to unconsolidated investees ($58.3 million gain), additional proceeds from contributions we made to PEPF II in 2009 based on valuations received as of December 31, 2010 and our contribution agreement with the fund ($27.4 million gain) and the sale of land parcels to third parties ($7.4 million gain), offset by a loss of $64.6 million related to the sale of certain unconsolidated joint ventures in the fourth quarter. See Note 8 for further discussion of properties we sold to third parties that are reported in discontinued operations.

The 2010 contribution activity resulted in cash proceeds of $469.7 million related to 41 acres of land and six development properties aggregating 1.8 million square feet contributed to ProLogis European Properties Fund II (“PEPF II”), the sale of 90% of two development properties in Japan with 1.3 million square feet and the contribution of one development property aggregating 0.3 million square feet to ProLogis North American Industrial Fund. In 2010, we also received cash proceeds of $103.2 million from the sale of land to third parties.

We continue to own 10% of the two Japan properties, which are accounted for under the equity method of accounting, and we continue provide property management services for these properties and earn management fees. We are also earning development fees from PEPF II for developing a 0.8 million square foot building on the 41 acres of land we contributed.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the first quarter of 2010, we received proceeds of $13.2 million, which represented the development costs we incurred relating to the sale of a building in Japan to a third party. As we have a purchase option on this building, we recorded a liability for the cash received and did not recognize a sale for accounting purposes.

During 2010, we acquired 10 properties aggregating 2.4 million square feet with a combined purchase price of $128.6 million, which was allocated to real estate and other assets.

During the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges related to real estate properties of $824.3 million, $331.6 million and $274.7 million, respectively. Changes in economic and operating conditions and our ultimate investment intent with regard to our investments in land and operating properties that occur in the future may result in additional impairment charges or the recognition of gains or losses at the time of disposition. See Note 14 for further discussion on the impairment charges.

Operating Lease Agreements

We lease our operating properties and certain land parcels to customers under agreements that are generally classified as operating leases. Our largest customer and 25 largest customers accounted for 2.70% and 20.96%, respectively, of our annualized collected base rents at December 31, 2010. At December 31, 2010, minimum lease payments on leases with lease periods greater than one year for space in our operating properties and leases of land subject to ground leases, during each of the years in the five-year period ending December 31, 2015 and thereafter are as follows (in thousands):

2011	$600,538
2012	533,345
2013	429,265
2014	342,378
2015	256,129
Thereafter	1,168,408

$3,330,063

These amounts do not reflect future rental revenues from the renewal or replacement of existing leases and exclude reimbursements of operating expenses. In addition to minimum rental payments, our customers pay reimbursements for their pro rata share of specified operating expenses, which amounted to $166.7 million, $156.8 million and $173.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. These reimbursements are reflected as rental income and rental expenses in the accompanying Consolidated Statements of Operations.

5.	Unconsolidated Investees

Our investments in and advances to unconsolidated investees, which we account for under the equity method, are summarized by type of investee as follows (in thousands):

	December 31,	December 31,
	2010	2009

Property funds	$1,890,016	$1,876,650
Other investees	134,645	230,073

Totals	$2,024,661	$2,106,723

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Summarized information regarding our investments in the property funds for the years ended December 31 is as follows (in thousands):

	2010	2009	2008

Earnings (loss) from unconsolidated property funds:
North America	$(13,242)	$(12,085)	$3,271
Europe	28,024	33,141	(94,429)
Asia	(4,233)	3,852	22,042

Total earnings (loss) from unconsolidated property funds, net	$10,549	$24,908	$(69,116)

Fees paid to ProLogis:
Property management and other fees and incentives:
North America	$58,959	$63,413	$61,753
Europe	54,834	50,814	51,969
Asia	758	2,542	17,289

Total property management and other fees and incentives	114,551	116,769	131,011
Development management and other income — Europe	7,413	-	-

Total fees earned by ProLogis	$121,964	$116,769	$131,011

We also earned property management and development fees from joint ventures and other entities of $5.8 million and $26.0 million during 2010 and 2009, respectively. Included in this amount are property management fees we earned in 2009 from the Japan property funds after we sold our investments in the funds. In addition, in connection with the termination of the property management agreement in July 2009, we earned a termination fee of $16.3 million that is included within Property Management and Other Fees and Incentives in our Consolidated Statements of Operations.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information about our investments in the property funds is as follows (dollars in thousands):

	December 31,
		Square
	Number of	feet			Investment in
	properties	(in	Ownership		and Advances to
	owned	millions)	Percentage		(In thousands)
Property Fund	2010	2010	2010	2009	2010	2009

ProLogis California (ProLogis California I LLC) (1)	80	14.2	50.0%	50.0%	$91,088	$94,498
ProLogis North American Properties Fund I (ProLogis North American Properties Fund I LLC) (1)(2)	35	9.0	41.3%	41.3%	40,572	21,295
ProLogis North American Properties Fund VI (Allagash Property Trust) (1)(3)	-	-	-	20.0%	-	34,424
ProLogis North American Properties Fund VII (Brazos Property Trust) (1)(3)	-	-	-	20.0%	-	32,289
ProLogis North American Properties Fund VIII (Cimmaron Property Trust) (1)(3)	-	-	-	20.0%	-	12,283
ProLogis North American Properties Fund XI (KPJV, LLP) (1)(4)	12	3.6	20.0%	20.0%	30,274	22,115
ProLogis North American Industrial Fund (5)	258	50.0	23.1%	23.0%	234,172	241,988
ProLogis North American Industrial Fund II (“NAIF II”) (ProLogis NA2 LP) (1)(6)	148	36.0	37.0%	37.0%	354,407	336,511
ProLogis North American Industrial Fund III (ProLogis NA3 LP) (1)	120	24.7	20.0%	20.0%	132,282	140,047
ProLogis Mexico Industrial Fund (ProLogis MX Fund LP) (7)	72	9.1	20.0%	24.2%	53,574	74,754
ProLogis European Properties (“PEPR”) (8)	232	53.0	33.1%	24.8%	496,946	383,389
ProLogis European Properties Fund II (“PEPF II”) (9)	205	50.8	29.7%	32.1%	439,985	461,631
ProLogis Korea Fund (ProLogis Korea Properties Trust) (1)	12	1.7	20.0%	20.0%	16,716	21,426

Totals	1,174	252.1			$1,890,016	$1,876,650

(1)	We have one fund partner in each of these property funds.

(2)	During the fourth quarter of 2010, the property fund repaid maturing debt with a capital contribution from us ($23.6 million) and our fund partner ($33.4 million).

(3)	On December 17, 2010, we sold our 20% interest in these property funds. We will continue to provide property management services for an interim period for the industrial properties that were previously owned by these property funds. See Note 3 for more detail.

(4)	On August 2, 2010, the property fund repaid maturing debt with capital contributions from us ($6.4 million) and our fund partner ($25.7 million).

(5)	We refer to the combined entities in which we have an ownership interest with ten institutional investors as one property fund named ProLogis North American Industrial Fund. Our ownership percentage is based on our levels of ownership interest in these different entities. In the first quarter of 2010, the property fund called $23.2 million of capital to acquire one property from us and to repay debt. Our share of the capital contributions was $5.4 million. In connection with the contribution of the property to the property fund, we received equity as a part of the proceeds. The remaining equity commitments expired at the end of February 2010.

(6)	During the fourth quarter of 2010, the property fund settled two interest rate swap contracts. We made a cash contribution of $46.2 million to the property fund for the settlement of these contracts, which increased our preferred investment in the property fund to $131.2 million.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)	We refer to the combined entities in which we have an ownership interests as one property fund named ProLogis Mexico Industrial Fund, which was formed with several institutional investors. On August 2, 2010, the property fund called capital of $75.0 million to repay $19.5 million in amounts owed to us and $55.5 million of secured mortgage debt. As a result, we contributed $1.1 million of cash and reduced our ownership in the property fund to 20%. The remaining equity commitments expired unused on August 17, 2010.

(8)	PEPR is a public company that trades on the Euronext Amsterdam stock exchange. Included in our investment balance are 7.0 million preferred units in PEPR with an annual 10.5% dividend. The preferred units are convertible into common units at a rate of one for one at our option. PEPR has the option to redeem the units on, or after, December 2016 or sooner in certain limited circumstances. During the first quarter of 2010, we increased our ownership in PEPR by purchasing 15.8 million additional common units for €80.4 million ($109.2 million).

(9)	We have an ownership interest in this fund along with numerous third party investors. During the second quarter of 2010, we contributed 41 acres and one completed development building for $73.5 million to this property fund. We are developing a 0.8 million square foot building on the land on behalf of the property fund in exchange for a development fee. In the final capital call on July 30, 2010, the property fund called capital of €282 million ($361 million) to acquire properties from us (we contributed five development properties with 1.2 million square feet for $78.8 million during the third quarter) and to fund future capital needs. We contributed $87.0 million of cash (24% of the total capital contribution), which further reduced our ownership in the property fund. The remaining equity commitments expired August 16, 2010. During the fourth quarter of 2010, the fund acquired two properties from a third party using this capital.

During the fourth quarter of 2009, we recognized an impairment charge that represented the entire carrying value of our investments in ProLogis North American Properties Funds IX and X after events indicated that we may not be able to recover our investment. We do not have any material financial exposure related to our investments in these property funds. As a result, we are no longer recognizing our share of the earnings or loss generated by these property funds and we have not included these property funds in our disclosures beginning December 31, 2009. During the second quarter of 2010, ProLogis North American Properties Fund IX conveyed all its properties to its lender with no additional loss or charge to us.

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

Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	North
2010	America (1)	Europe	Asia	Total

Revenues	$780.9	$723.3	$11.4	$1,515.6
Net earnings (loss) (2)	$(108.3)	$48.3	$(21.2)	$(81.2)
Total assets	$8,082.2	$8,176.7	$127.3	$16,386.2
Amounts due to us (3)	$117.3	$(5.9)	$0.2	$111.6
Third party debt (4)	$4,196.2	$3,476.8	$49.2	$7,722.2
Total liabilities	$4,529.8	$4,131.7	$52.9	$8,714.4
Noncontrolling interest	$-	$5.9	$-	$5.9
Fund partners’ equity	$3,552.4	$4,039.1	$74.4	$7,665.9
Our weighted average ownership (5)	28.5%	31.3%	20.0%	29.8%
Our investment balance (6)	$936.4	$936.9	$16.7	$1,890.0
Deferred gains, net of amortization (7)	$235.1	$297.1	$-	$532.2

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	North
2009	America	Europe	Asia	Total

Revenues	$855.5	$736.3	$40.9	$1,632.7
Net earnings (loss) (2)	$(104.4)	$75.5	$16.4	$(12.5)
Total assets	$9,700.0	$8,807.5	$150.6	$18,658.1
Amounts due to us (3)	$50.0	$31.2	$-	$81.2
Third party debt (4)	$5,340.3	$3,948.8	$48.1	$9,337.2
Total liabilities	$5,647.5	$4,773.8	$51.6	$10,472.9
Noncontrolling interest	$10.7	$15.8	$-	$26.5
Fund partners’ equity	$4,041.8	$4,017.9	$99.0	$8,158.7
Our weighted average ownership (5)	27.6%	28.5%	20.0%	27.9%
Our investment balance (6)	$1,010.2	$845.1	$21.4	$1,876.7
Deferred gains, net of amortization (7)	$243.1	$297.4	$-	$540.5

(1)	The decrease in total assets, total debt and our investment is due to the sale of our ownership in ProLogis North American Properties Fund VI-VIII in December 2010.

(2)	One of the North America property funds, beginning in the first quarter of 2009, and one of the Europe property funds, starting in the second quarter of 2010, were parties to interest rate forward swap contracts that no longer met the requirements for hedge accounting. Therefore, the change in fair value of these contracts was recognized in earnings. During 2010, these funds settled their outstanding contracts. As a result, included in net earnings (loss) from North America are net losses of $35.0 million and $17.1 million for the years ended December 31, 2010 and 2009, respectively. Included in net earnings (loss) for Europe are net losses of $8.9 million for the year ended December 31, 2010. There were no gains or losses for Europe included in 2009.

Also included in net earnings (loss) in North America is a loss of $20.3 million for the year ended December 31, 2010 due to the impairment of two operating buildings in two of the property funds. A loss of $24.8 million is included in net earnings (loss) for the year ended December 31, 2010 in Korea due to impairment of several operating buildings.

(3)	As of December 31, 2010 and December 31, 2009, we had notes receivable aggregating $21.4 million and $22.6 million, respectively, from ProLogis North American Industrial Fund III. During the third quarter 2010, we purchased an $81.0 million loan to ProLogis North American Industrial Fund II from the lender, which is included in Notes Receivable Backed by Real Estate. The remaining amounts represent current balances from services provided by us to the property funds.

(4)	As of December 31, 2010 and December 31, 2009, we had not guaranteed any of the third party debt of the property funds. We have pledged direct owned properties, with an undepreciated cost of $267.2 million, to serve as additional collateral for the secured mortgage loan of ProLogis North American Industrial Fund II payable to an affiliate of our fund partner.

(5)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(6)	The difference between our ownership interest of the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

(7)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other unconsolidated investees

During 2010, 2009 and 2008, we had investments in entities that develop and own industrial and retail properties, perform land and mixed-use development activity, own office properties and own a hotel. The amounts we have recognized as our proportionate share of the earnings from our investments in these entities are summarized as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

North America	$6,501	$2,814	$11,527
Europe	4,861	337	1,815
Asia	1,767	-	-

Total earnings from other unconsolidated investees	$13,129	$3,151	$13,342

Our investments in and advances to these entities are as follows (in thousands):

	December 31,	December 31,
	2010	2009

North America (1)	$17,508	$148,137
Europe	49,857	51,191
Asia (2)	67,280	30,745

Total	$134,645	$230,073

(1)	During 2010, we either sold our investment or have a definitive agreement to sell our investment in entities that own retail and office properties, perform land and mixed use development activity, and own a hotel. Therefore, these investments are not included in the balances at December 31, 2010. See Notes 3 and 8 for more information.

(2)	In 2010, we sold 90% of two completed development properties in Japan for an aggregate amount of $294.4 million. We continue to own 10% of the properties, which are accounted for under the equity method of accounting, and we continue to manage the properties.

In 2009, we created an unconsolidated investee to which we have contributed land. The joint venture is with one partner and our investment represents 60% of the joint venture equity and is accounted for under the equity method, as we do not have majority voting rights and all substantive decisions require unanimous consent of both us and our partner. In 2010, the joint venture developed and completed a building on the land.

6.	Notes Receivable Backed by Real Estate

As discussed in Note 3, during the fourth quarter 2010, we sold a portfolio of industrial properties and several equity method investments to a third party. As part of the transaction, we invested in a preferred equity interest in a subsidiary of the buyer of approximately $188 million. We earn a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10% thereafter until redeemed. Partial or full redemption can occur at any time at the buyer’s discretion or after the five year anniversary at our discretion.

We also have notes receivable from certain unconsolidated investees that were funded under a separate note agreement and not considered our share of a partner loan. Specifically, in July 2010, we purchased an $81.0 million loan to ProLogis NAIF II from the lender that bears interest at 8%, matures in May 2015 and is secured by 13 buildings in the property fund.

7.	Other Assets and Other Liabilities:

Our other assets consisted of the following, net of amortization and depreciation, if applicable, as of December 31 (in thousands):

	2010	2009

Leasing commissions	$116,346	$119,496
Rent leveling assets and above market leases	112,932	106,009
Value added taxes receivable	57,793	125,768
Loan fees	57,200	76,994
Deferred income taxes	39,961	-
Fixed assets	33,766	39,637
Goodwill	32,760	399,037
Other notes receivable	31,400	32,300
Prepaid and other assets	111,256	126,946

Totals	$593,414	$1,026,187

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Our other liabilities consisted of the following, net of amortization, if applicable, as of December 31 (in thousands):

	2010	2009

Income tax liabilities	$160,966	$171,602
Tenant security deposits	71,982	56,529
Environmental	45,993	22,551
Deferred income Japan	40,195	-
Unearned rents	36,776	43,388
Value added taxes payable	9,693	24,690
Below market leases	737	6,908
Other	101,656	118,764

Totals	$467,998	$444,432

The expected future amortization of leasing commissions of $116.3 million is summarized in the table below. We also expect our above and below market leases and rent leveling assets, which total $112.2 million at December 31, 2010, to be amortized into rental income as follows (in thousands):

		Net Charge (Increase)
	Amortization Expense	to Rental Income

2011	$33,934	$(5,189)
2012	27,828	16,149
2013	17,979	18,257
2014	11,864	18,158
2015	7,456	15,567
Thereafter	17,285	49,253

Totals	$116,346	$112,195

During 2010 and 2008, we recorded impairment charges on goodwill. As of December 31, 2010, total cumulative impairment of goodwill was $543.9 million, of which $368.5 million was recorded in 2010. See Note 14 for additional information.

8.	Assets Held for Sale and Discontinued Operations

Held for Sale

As discussed in Note 3, all of the non-core assets and related liabilities associated with a pending sale transaction are held for sale as of December 31, 2010 and, therefore, the impairment charge recognized in 2010 of $77.4 million relating to the operating properties is included in discontinued operations. In addition, we have nine land parcels and six operating properties that met the criteria as Held for Sale. We had no properties classified as held for sale at December 31, 2009.

A summary of the amounts included in Assets Held for Sale, at December 31, 2010 was as follows (in thousands):

Assets held for sale:
Investments in properties	$531,691
Investments in and advances to unconsolidated investees	20,624
Accounts receivable	7,204
Notes receivable backed by real estate	3,716
Other assets	11,556

Total assets	$574,791

Liabilities related to assets held for sale:
Assessment bonds payable	$3,884
Accounts payable and accrued expenses	877
Other liabilities	14,988

Total liabilities	$19,749

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Discontinued Operations

The operations of the properties held for sale and properties that were disposed of to third parties during a period, including impairment charges discussed in Note 14 and the aggregate net gains recognized upon their disposition, are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense and income tax expense are included in discontinued operations only if it is directly attributable to these operations or properties.

Discontinued operations are summarized as follows for the years ended December 31 (in thousands):

	2010	2009	2008

Revenues:
Rental income	$153,861	$218,939	$291,531
CDFS dispositions proceeds	-	-	83,648
Other income	-	93	1,514

Total revenues	153,861	219,032	376,693

Expenses:
Rental expenses	39,852	60,698	89,844
Cost of CDFS dispositions	-	-	83,648
General and administrative	-	1,305	25,021
Depreciation and amortization	37,092	52,604	78,185
Other expenses, net	-	7	5,548

Total expenses	76,944	114,614	282,246

Operating income	76,917	104,418	94,447
Total other income (expense)	-	787	(16,390)
Net loss attributable to noncontrolling interest	-	(144)	10,068

Income attributable to disposed properties and assets held for sale	76,917	105,061	88,125
Net gain (impairment) related to disposed assets — China operations	-	3,315	(198,236)
Net gains on dispositions/ impairment of properties	238,302	261,464	19,501
Income tax on dispositions	(3,728)	-	-

Total discontinued operations	$311,491	$369,840	$(90,610)

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, excluding the China operations and including minor adjustments to dispositions to third parties (dollars in thousands):

	2010	2009	2008

Number of properties	205	140	15
Net proceeds from dispositions	$1,065,239	$845,186	$127,428
Net gains from dispositions, net of taxes	$234,574	$261,464	$19,501

9.	Debt

Our debt consisted of the following as of December 31 (dollars in thousands):

	2010		2009
	Weighted		Weighted
	Average Interest	Amount	Average Interest	Amount
	Rate	Outstanding	Rate	Outstanding

Credit Facility (“Global Line”)	3.53%	$520,141	2.27%	$736,591
Senior notes	6.63%	3,195,724	6.31%	4,047,905
Convertible senior notes (1)	4.90%	1,521,568	5.55%	2,078,441
Secured mortgage debt	5.67%	1,249,729	6.40%	1,090,126
Assessment bonds	6.48%	18,867	6.49%	24,715

Totals	5.79%	$6,506,029	5.75%	$7,977,778

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash discount related to these notes). The weighted average coupon interest rate was 2.6% as of December 31, 2010 and 2.2% as of December 31, 2009.

During the years noted below, in connection with our announced initiatives to stagger and extend our debt maturities and reduce debt, we repurchased portions of several series of senior and convertible senior notes outstanding with maturities ranging from 2012 to 2020, including a tender offer completed in the fourth quarter of 2010, principally with proceeds from the issuance of equity and the sale of assets. In addition in 2010, we repaid certain secured mortgage debt in connection with the sale of two properties in Japan. The repurchase activity is summarized as follows (in thousands):

	2010	2009	2008

Convertible senior notes (1):
Original principal amount	$1,145,642	$653,993	$-
Cash purchase price	$1,092,586	$454,023	$-
Senior notes:
Original principal amount	$1,724,946	$587,698	$309,722
Cash purchase price	$1,874,829	$545,618	$216,805
Secured mortgage debt:
Original principal amount	$134,721	$227,017	$-
Cash repayment price	$137,061	$227,017	$-
Total:
Original principal amount	$3,005,309	$1,468,708	$309,722
Cash purchase / repayment price	$3,104,476	$1,226,658	$216,805
Gain (loss) on early extinguishment of debt, net (2)	$(201,486)	$172,258	$90,719

(1)	Although the cash purchase price is less than the principal amount outstanding, the repurchase of these notes resulted in a non-cash loss in 2010 due to the write off of the non-cash discount associated with the notes repurchased.

(2)	Represents the difference between the recorded debt (including unamortized related debt issuance costs, premiums and discounts) and the consideration we paid to retire the debt, which may include prepayment penalties and costs.

Credit Facilities – Global Line

Information related to our Global Line are summarized as follows (dollars in millions):

	2010	2009	2008

For the years ended December 31:
Weighted average daily interest rate	2.47%	1.62%	3.26%
Weighted average daily borrowings	$501.1	$1,641.9	$3,248.4
Maximum borrowings outstanding at any month-end	$1,010.2	$3,285.3	$3,663.6
As of December 31:
Aggregate borrowing capacity	$1,601.5	$2,164.8	$4,432.1
Borrowings outstanding	$520.1	$736.6	$3,218.3
Outstanding letters of credit	$88.2	$114.9	$142.4
Aggregate remaining capacity available	$993.2	$1,080.4	$1,071.5

We may draw funds from a syndicate of banks in U.S. dollars, euros, Japanese yen and British pound sterling. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate (3.53% per annum at December 31, 2010 based on a weighted average using local currency rates) and is based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The facility matures on August 12, 2012.

On June 30, 2010, we amended the Global Line to reduce the size of the aggregate commitments to $2.25 billion (subject to currency fluctuations), by eliminating the Korea won and Canadian dollar tranches and reducing the euro and Japanese yen tranches. In addition to reducing the commitments, among other amended items, we eliminated the borrowing base covenant and replaced it with a debt yield covenant that requires us to maintain a ratio of qualified net operating income to certain specified debt, as of the last day of each fiscal quarter. In December 2010, we further reduced the size of our aggregate commitments to $1.6 billion by reducing the U.S. dollar, euro and Japanese yen tranches.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Senior Notes

On March 16, 2010, we issued $1.1 billion of senior notes, consisting of $300.0 million at 6.25% maturing in 2017, at 99.637% of par value for an all-in-rate of 6.315% and $800.0 million at 6.875% maturing in 2020, at 99.765% of par value for an all-in-rate of 6.908%. The proceeds were used to repay borrowings under our Global Line.

Our senior and other notes outstanding at December 31, 2010 are summarized as follows (dollars in thousands):

	Principal	Coupon
Maturity Date	Balance	Rate

Senior Notes:
April 1, 2012 (1)	$58,935	5.50%
March 1, 2013 (1)	61,443	5.50%
August 15, 2014 (1)	350,000	7.63%
February 1, 2015 (2)	59,356	7.81%
March 1, 2015 (3)	6,299	9.34%
November 15, 2015 (1)	155,320	5.63%
April 1, 2016 (1)	197,758	5.75%
May 15, 2016 (4)	41,003	8.65%
November 15, 2016 (1)	182,104	5.63%
March 15, 2017 (1)(5)	300,000	6.25%
July 1, 2017 (1)	100,000	7.63%
May 15, 2018 (1)	600,000	6.63%
October 30, 2019 (1)	396,641	7.38%
March 15, 2020 (1)(5)	561,049	6.88%

Total senior notes	3,069,908
Eurobond notes - April 13, 2011 (1)(6)	133,260	4.38%

Total par value	3,203,168
Discount, net	(7,444)

Total senior and other notes, net	$3,195,724

(1)	Principal due at maturity.

(2)	Beginning on February 1, 2010, and through February 1, 2015, requires annual principal payments ranging from $7.4 million to $14.8 million.

(3)	Beginning on March 1, 2010, and through March 1, 2015, requires annual principal payments ranging from $0.9 million to $1.7 million.

(4)	Beginning on May 15, 2010, and through May 15, 2016, requires annual principal payments ranging from $4.6 million to $11.4 million.

(5)	We issued these notes in March 2010.

(6)	Represents notes with principal outstanding of €101.3 million.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Convertible Senior Notes

On March 16, 2010, we issued $460.0 million of 3.25% convertible senior notes maturing in 2015 (“2010 Convertible Notes”). The 2010 Convertible Notes are convertible at any time by holders at an initial conversion rate of 57.8503 shares per $1,000 principal amount of notes, equivalent to an initial conversion price of approximately $17.29 per share, subject to adjustment upon the occurrence of certain events. The holders of the notes have the right to require us to repurchase their notes for cash at any time on or prior to the maturity date upon a change in control or a termination of trading (each as defined in the notes). Due to the terms of the 2010 Convertible Notes, including that a conversion must be settled in common shares, the accounting for these notes is different than the convertible senior notes we issued in 2007 and 2008. The 2010 Convertible Notes are reflected at the issuance amount and interest is recognized based on the stated coupon rate and the amortization of the cash discount. The conversion of these notes into shares, and the corresponding adjustment to interest expense, are included in our computation of diluted earnings per share, unless the impact is anti-dilutive. During 2010, the impact of these notes was anti-dilutive.

We also issued three series of convertible senior notes in 2007 and 2008 and refer to them collectively as the 2007 and 2008 Convertible Notes ($550 million issued May 2008, $1.25 billion issued March 2007, and $1.12 billion issued November 2007). During 2010 and 2009, we repurchased portions of the convertible notes with an aggregate principal amount of $1.1 billion and $654.0 million, respectively.

The 2007 and 2008 Convertible Notes are senior obligations of ProLogis and are convertible, under certain circumstances, for cash, our common shares or a combination of cash and our common shares, at our option, at a conversion rate per $1,000 of principal amount of the notes of 13.1614 shares for the March 2007 issuance, 12.2926 shares for the November 2007 issuance and 13.1203 shares for the May 2008 issuance. The initial conversion price ($76.58 for the March 2007 issuance, $82.00 for the November 2007 issuance and $76.22 for the May 2008 issuance) represented a premium of approximately 20% over the closing price of our common shares at the date of first sale and is subject to adjustment under certain circumstances. The convertible notes, issued in 2007 and 2008, are redeemable at our option beginning in 2012 and 2013, respectively, for the principal amount plus accrued and unpaid interest and at any time prior to maturity to the extent necessary to preserve our status as a REIT. Holders of the 2007 and 2008 Convertible Notes have the right to require us to repurchase their notes for cash on specific dates approximately every five years beginning in 2012 and 2013 and at any time prior to their maturity upon certain limited circumstances. Therefore, we have reflected these amounts in 2012 and 2013 in the schedule of debt maturities below based on the first put date and we will amortize the discount through these dates.

While we have the legal right to settle the conversion in either cash or shares, we intend to settle the principal balance of the 2007 and 2008 Convertible Notes in cash and, therefore, we have not included the effect of the conversion of these notes in our computation of diluted earnings per share. Based on the current conversion rates, 14.6 million shares would be required to settle the principal amount in shares. Such potentially dilutive shares, and the corresponding adjustment to interest expense, are not included in our computation of diluted earnings per share. The amount in excess of the principal balance of the notes (the “Conversion Spread”) will be settled in cash or, at our option, ProLogis common shares. If the Conversion Spread becomes dilutive to our earnings per share, (i.e., if our share price exceeds $75.98 for the March 2007 issuance, $81.35 for the November 2007 issuance or $76.22 for the May 2008 issuance) we will include the shares required to satisfy the conversion spread in our computation of diluted earnings per share.

The 2007 and 2008 Convertible Notes have different terms and, therefore, different accounting than the 2010 Convertible Notes. As discussed in the summary of significant accounting policies, we are required to account for the liability and equity components of the 2007 and 2008 Convertible Notes separately due to our ability to settle the conversion of the debt and conversion spread, at our option, in cash, common shares, or a combination of cash and shares. The value assigned to the debt component is the estimated fair value at the date of issuance of a similar without the conversion feature, which results in the debt being recorded at a discount. The resulting debt discount is amortized over the estimated remaining life of the debt as additional non-cash interest expense. The unamortized discount at December 31, 2010 and 2009 was $59.3 million and $188.1 million, respectively. The carrying amount of the equity component is determined by deducting the fair value of the debt component from the initial proceeds of the convertible debt instrument as a whole. Additional paid-in capital under the conversion option was $381.5 million at December 31, 2010 and 2009.

Interest expense related to our convertible senior notes for the years ended December 31 included the following components (in thousands):

	2010	2009	2008

Coupon rate	$37,562	$55,951	$58,420
Amortization of discount	48,128	71,662	73,374
Amortization of deferred loan costs	2,691	3,801	3,470

Interest expense	$88,381	$131,414	$135,264

Effective interest rate	4.90%	5.55%	5.70%

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Secured Mortgage Debt

TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In 2010, we issued five TMK bonds (i) ¥8.1 billion ($86.7 million) at 2.13% due March 2013 (ii) ¥3.4 billion ($36.7 million) at 3.28% due April 2015 (iii) ¥300 million ($3.3 million) at 2.19% due June 2013 (iv) ¥14.0 billion ($166.7 million) at 1.776% due December 2014 (v) ¥600 million ($7.2 million) at 1.951% due December 2011. In connection with the sale of two development properties in Japan, we paid off ¥4.3 billion ($45.1 million) 4.09% TMK bonds in the first quarter 2010 and ¥7.5 billion ($89.6 million) 2.19% TMK bonds in the third quarter 2010.

Our secured mortgage debt outstanding includes any premium or discount recorded at acquisition and consisted of the following at December 31, 2010 (dollars in thousands):

		Periodic
	Interest	Payment		Balloon Payment
Maturity Date	Rate (1)	Date	Carrying Value	Due at Maturity

December 16, 2012	2.74%	(2)	$118,682	$111,149
July 1, 2014	6.50%	(3)	101,750	$101,750
December 20, 2014	1.85%	(2)	167,704	$148,334
April 16, 2015	3.28%	(3)	41,815	$41,815
August 1, 2015	5.47%	(4)	124,096	$111,690
April 12, 2016	7.25%	(4)	174,199	$149,917
July 10, 2019	7.55%	(3)	245,500	$245,500
April 1, 2024	7.58%	(4)	187,649	$127,187
Various	(5)	(5)	71,346	(5)

Total par value			1,232,741
Premium, net			16,988

Total secured mortgage debt (6)			$1,249,729

(1)	The weighted average annual interest rate for our total secured mortgage debt was 5.67% at December 31, 2010.

(2)	Quarterly amortization with a balloon payment due at maturity.

(3)	Principal due at maturity.

(4)	Monthly amortization with a balloon payment due at maturity.

(5)	Includes six mortgage notes with interest rates ranging from 1.95% to 6.23%, maturing from 2011 to 2025, primarily requiring monthly amortization with a balloon payment at maturity. The combined balloon payment for all of the notes is $68.0 million.

(6)	The debt is secured by 216 real estate properties with an aggregate undepreciated cost of $3.2 billion at December 31, 2010.

Assessment Bonds

The assessment bonds are issued by municipalities and guaranteed by us as a means of financing infrastructure and are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $683.6 million at December 31, 2010. Interest rates range from 5.78% per annum to 8.75% per annum. Maturity dates range from 2011 to 2033.

Debt Covenants

We have approximately $4.6 billion of senior notes and convertible senior notes outstanding as of December 31, 2010, that have been issued under the 1995 indenture (“Original Indenture”) or supplemental indentures. We refer to the Original Indenture, as amended by supplemental indentures, collectively as the “Indenture”. These senior notes are subject to certain financial covenants. The convertible senior notes, although issued under the Indenture, are not subject to financial covenants.

On October 1, 2009, at the completion of a consent solicitation with regard to the senior notes, other than the Convertible Notes, we and the trustee under the Indenture entered into a Ninth Supplemental Indenture (the “Ninth Supplemental Indenture”) giving effect to the Indenture amendments described in the solicitation statement dated September 21, 2009. The Ninth Supplemental Indenture became operative upon payment of a consent fee. The Indenture amendments are binding on all holders of the senior notes, other than the convertible senior notes, including non-consenting holders. The amended covenants, defined terms and thresholds for certain events of default, as included in the Ninth Supplemental Indenture, are consistent with the Eighth Supplemental Indenture, which was entered into with the trustee in August 2009 in connection with the issuance of $350.0 million of senior notes. Therefore, as of October 1, 2009, all senior notes, other than the convertible senior notes, issued under the Indenture are now subject to one consistent set of financial covenants, defined terms and thresholds for certain events of default.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

into interest expense over the remaining life of the notes. In addition, we recognized $14.5 million in fees and expenses related to the consent solicitation that are included in General and Administrative Expenses in our Consolidated Statements of Operations.

As of December 31, 2010, we were in compliance with all of our debt covenants.

Long-Term Debt Maturities

Principal payments due on our debt, excluding the Global Line, during each of the years in the five-year period ending December 31, 2015 and thereafter are as follows (in thousands):

2011 (1)	$176,273
2012 (2)	798,732
2013 (2) (3)	656,491
2014	655,110
2015	798,735
Thereafter	2,950,300

Total principal due	6,035,641
Less: discount, net	(49,753)

Net carrying balance	$5,985,888

(1)	We expect to repay the amounts maturing in 2011 with borrowings under our Global Line.

(2)	The maturities in 2012 and 2013 include $593.0 million and $527.9 million, respectively, representing the aggregate principal amounts of the convertible senior notes issued in 2007 and 2008, based on the year in which the holders first have the right to require us to repurchase their notes for cash.

(3)	The convertible senior notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.

Interest Expense

Interest expense included the following components for the years ended December 31 (in thousands):

	2010	2009	2008

Gross interest expense	$435,289	$382,899	$477,932
Amortization of discount, net	47,136	67,542	63,676
Amortization of deferred loan costs	32,402	17,069	12,239

	514,827	467,510	553,847
Capitalized amounts	(53,661)	(94,205)	(168,782)

Net interest expense	$461,166	$373,305	$385,065

The amount of interest paid in cash, net of amounts capitalized, for the years ended December 31, 2010, 2009 and 2008 was $381.8 million, $290.2 million and $339.5 million, respectively.

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

	2010		2009
		Noncontrolling		Noncontrolling
Type of Entity	Balance	Interests	Balance	Interests

North America limited partnerships (1)(2)(3)	$11,189	2-7%	$12,608	3-7%
North America – joint ventures	133	< 1%	611	1-25%
Europe joint venture	3,810	50%	6,743	50%

	$15,132		$19,962

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)	At December 31, 2010 and 2009, an aggregate of 759,913 and 810,163 limited partnership units, respectively, held by noncontrolling interest holders are convertible into an equal number of common shares. The majority of the outstanding limited partnership units are entitled to receive cumulative preferential quarterly cash distributions equal to the quarterly distributions paid on our common shares.

(2)	In 2010 and 2009, outstanding limited partnership units of 50,250 and 413,500, respectively, were converted into an equal number of common shares.

(3)	In 2009, outstanding limited partnership units of 9,903 were converted to cash in exchange for the sale of the property that was in the partnership.

11.	ProLogis Shareholders’ Equity:

Shares Authorized

At December 31, 2010, 750.0 million shares were authorized to be issued, of which 737.58 million shares represent common shares. The Board may, without shareholder approval, increase the number of authorized shares and may classify or reclassify any unissued shares of our shares from time to time by setting or changing the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of such shares.

Common Shares

During the last two years, we completed two public offerings, both for $1.1 billion, and used the proceeds to repay borrowings under our credit facilities, repurchase portions of our senior notes and for general corporate purposes. On November 1, 2010, we completed a public offering of 92 million common shares at a price of $12.30 per share (“2010 Equity Offering”) and on April 14, 2009, we completed a public offering of 174.8 million common shares at a price of $6.60 per share (“2009 Equity Offering”).

We sell and/or issue common shares under various common share plans, including share-based compensation plans as follows:

•	1999 Dividend Reinvestment and Share Purchase Plan, as amended (the “1999 Dividend Reinvestment Plan”): Allows holders of common shares to automatically reinvest distributions and certain holders and persons who are not holders of common shares to purchase a limited number of additional common shares by making optional cash payments, without payment of any brokerage commission or service charge. Common shares that are acquired under the 1999 Dividend Reinvestment Plan through reinvestment of distributions are acquired at a price we determine ranging from 98% to 100% of the market price of such common shares.

•	Controlled Offering Program: In March 2010, we entered into a new plan agreement that allows us to sell up to 48.1 million common shares, which includes 8.1 million common shares that remained unsold under our previous program, through two designated agents, who earn a fee of up to 2% of the gross proceeds, as agreed to on a transaction-by-transaction basis. There have been no common shares issued under the new plan.

•	The Incentive Plan and Outside Trustees Plan: Certain of our employees and outside trustees participate in share-based compensation plans that provide compensation, generally in the form of common shares. See Note 12 for additional information on these plans.

•	ProLogis Trust Employee Share Purchase Plan (the “Employee Share Plan”): Certain of our employees may purchase common shares, through payroll deductions only, at a discounted price of 85% of the market price of the common shares. The aggregate fair value of common shares that an individual employee can acquire in a calendar year under the Employee Share Plan is $25,000. Subject to certain provisions, the aggregate number of common shares that may be issued under the Employee Share Plan may not exceed 5.0 million common shares. As of December 31, 2010, we have 4.3 million common shares available under this plan.

Under the plans discussed above, we received gross proceeds of $30.8 million, $337.4 million and $222.2 million for the year ended December 31, 2010, 2009 and 2008, respectively and issued common shares for the years ended December 31, as follows (in thousands):

	2010	2009	2008

1999 Dividend Reinvestment Plan	120	224	335
Controlled Offering Program	2,192	29,757	3,367
Incentive Plan and Outside Trustees Plan	1,382	1,767	1,603
Employee Share Plan	170	195	76

Total	3,864	31,943	5,381

Limited partnership units were redeemed into 0.1 million, 0.4 million, and 3.9 million common shares in 2010, 2009, and 2008, respectively (see Note 10).

We have approximately $84.1 million remaining on our Board authorization to repurchase common shares that began in 2001. We have not repurchased our common shares since 2003.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Preferred Shares

At December 31, 2010, we had three series of preferred shares outstanding (“Series C Preferred Shares”, “Series F Preferred Shares”, and “Series G Preferred Shares”). Holders of each series of preferred shares have, subject to certain conditions, limited voting rights and all holders are entitled to receive cumulative preferential dividends based upon each series’ respective liquidation preference. Such dividends are payable quarterly in arrears on the last day of March, June, September and December. Dividends on preferred shares are payable when, and if, they have been declared by the Board, out of funds legally available for the payment of dividends. After the respective redemption dates, each series of preferred shares can be redeemed at our option. The cash redemption price (other than the portion consisting of accrued and unpaid dividends) with respect to Series C Preferred Shares is payable solely out of the cumulative sales proceeds of our other capital shares, which may include shares of other series of preferred shares. With respect to the payment of dividends, each series of preferred shares ranks on parity with the other series of preferred shares.

Our preferred shares outstanding at December 31, 2010, are summarized as follows:

		Dividend Equivalent	Optional
		Based on Liquidation	Redemption
	Dividend Rate	Preference	Date

Series C Preferred shares	8.54%	$4.27 per share	11/13/26
Series F Preferred shares	6.75%	$1.69 per share	(a)
Series G Preferred shares	6.75%	$1.69 per share	(a)

(a)	These shares are currently redeemable at our option.

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

Distributions and Dividends

In 2010, 2009 and 2008, we paid all of our distributions and dividends in cash. The following summarizes the taxability of our common share distributions and preferred share dividends for the years ended December 31:

	2010 (a)	2009	2008

Per Common Share:
Ordinary income	$-	$0.58	$1.01
Qualified dividend	-	0.09	0.01
Capital gains	0.56	0.03	1.05

Total distribution	$0.56	$0.70	$2.07

Per Preferred Share - Series C:
Ordinary income	$-	$3.56	$2.07
Qualified dividend	-	0.54	0.03
Capital gains	4.27	0.17	2.17

Total dividend	$4.27	$4.27	$4.27

Per Preferred Share - Series F:
Ordinary income	$-	$1.41	$0.82
Qualified dividend	-	0.21	0.01
Capital gains	1.69	0.07	0.86

Total dividend	$1.69	$1.69	$1.69

Per Preferred Share - Series G:
Ordinary income	$-	$1.41	$0.82
Qualified dividend	-	0.21	0.01
Capital gains	1.69	0.07	0.86

Total dividend	$1.69	$1.69	$1.69

(a)	Taxability for 2010 is estimated.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The payment of common share distributions is dependent upon our financial condition, operating results and REIT distribution requirements and may be adjusted at the discretion of the Board during the year. A cash distribution of $0.1125 per common share for the first quarter of 2011 was declared on January 30, 2011. This distribution will be paid on February 28, 2011 to holders of common shares on February 14, 2011.

Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then-current dividend period with respect to the preferred shares.

Our tax return for the year ended December 31, 2010 has not been filed. The taxability information presented for our distributions and dividends paid in 2010 is based upon management’s estimate. Our tax returns for open tax years have not been examined by the IRS, other than those discussed in Note 15. Consequently, the taxability of distributions and dividends is subject to change.

12.	Long-Term Compensation

The 2006 long-term incentive plan together with our 1997 long-term incentive plan and outside trustees plan (the “Incentive Plan”) have been approved by our shareholders and provide for grants of share options, stock appreciation rights (“SARs”), full value awards and cash incentive awards to employees and other persons providing services to us and our subsidiaries, including outside trustees. Approximately 41.2 million common shares in the aggregate were authorized under the Incentive Plan, of which 17.3 million common shares were available for future issuance at December 31, 2010. In any one calendar-year period, no participant shall be granted: (i) more than 500,000 share options and SARs; (ii) more than 500,000 full value performance based awards; or (iii) more than $10,000,000 in cash incentive awards. Common shares may be awarded under the Incentive Plan until it is terminated by the Board.

Share Options

We have granted various share options to our employees and outside trustees, subject to certain conditions. Each share option is exercisable into one common share. The holders of share options granted before June 2001 earn DEUs on December 31st of each year until the earlier of the date the underlying share option is exercised or the expiration date of the underlying share option. At December 31, 2010, there were 10,000 share options with a weighted average exercise price of $20.80 that will earn DEUs until their expiration in May 2011. Share options granted to employees generally have graded vesting over a four-year period and have an exercise price equal to the market price on the date of grant. Share options granted to outside trustees generally vest immediately. There were no share options granted in 2010 or 2009.

Share options outstanding at December 31, 2010, were as follows:

				Weighted Average
	Number of			Remaining Life
	Options	Exercise Price	Expiration Date	(in years)

Outside trustees	70,000	$20.80 - $43.80	2011 - 2015	2.8
Incentive Plan:
2001 grants	190,548	$20.68 - $22.02	2011	0.7
2002 grants	376,000	$22.98 - $24.76	2012	1.7
2003 grants	396,599	$30.00 - $31.27	2013	2.5
2004 grants	717,750	$34.93	2014	3.7
2005 grants	325,948	$45.29 - $45.46	2015	4.9
2006 grants	186,458	$54.51 - $59.92	2016	6.0
2007 grants	209,205	$60.60	2017	7.0
2008 grants	750,000	$6.87	2018	7.9

Total	3,222,508			4.6

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The activity for the year ended December 31, 2010, with respect to our share options is presented below:

	Options Outstanding		Options Exercisable
		Weighted		Weighted	Weighted
	Number of	Average	Number of	Average Exercise	Average Life
	Options	Exercise Price	Options	Price	(in years)

Balance at January 1, 2010	6,038,700	$32.25
Exercised	(387,500)	6.87
Surrendered and cancelled	(1,842,997)	43.30
Forfeited	(585,695)	27.43

Balance at December 31, 2010	3,222,508	$29.86	2,614,424	$34.27	3.7

On July 9, 2010, we completed a one-time share option exchange program, which was approved by our shareholders at our annual meeting, to allow certain of our employees to surrender for cancellation outstanding share options with an exercise price that was greater than $15.04 per share in exchange for a lesser number of RSUs based on the fair value of the option and the RSU at the time of the exchange. The unamortized cost of the share options surrendered and cancelled was included as a component of the value of the RSUs granted. The total value of the RSUs, equal to the unamortized compensation expense associated with the related eligible unvested options surrendered, will be recognized as compensation expense over the applicable vesting period of the new RSUs. As the fair value of each RSU granted approximated the fair value of the eligible options surrendered in exchange for the RSUs, each measured on July 9, 2010, there was no incremental compensation cost. As a result of the program, 1,842,997 options were surrendered and cancelled and 522,328 RSUs were granted.

The activity for the year ended December 31, 2010, with respect to our non-vested share options is presented below:

	Number of	Weighted Average
	Options	Grant-Date Fair Value

Balance at January 1, 2010	1,297,952	$5.01
Vested	(383,852)	3.92
Surrendered and cancelled	(244,541)	11.13
Forfeited	(61,475)	6.96

Balance at December 31, 2010	608,084	$3.04

Full Value Awards

We grant full value awards, generally in the form of restricted share units (“RSUs”) and performance-based awards, to certain employees, generally on an annual basis. These share awards, each representing one common share, generally vest ratably over a continued service period, do not carry voting rights and earn dividends or DEUs (at our common share dividend rate) over the vesting period. The fair values of the awards are charged to compensation expense. Cash dividends and DEUs are charged to retained earnings and factored into the computation of the fair value of the underlying share award at grant date.

Restricted Share Units

RSUs are valued on the grant date based on the market price of a common share on that date. The vesting period for RSUs has generally been three to four years. RSUs granted in 2010 and 2009 primarily have a vesting period of three years. We recognize the value of the RSUs earned as compensation expense over the applicable vesting period. Through 2009, RSUs earned DEUs that vested according to the underlying RSU. In 2010, we began to pay cash dividends on the RSUs during the vesting period. We issue fully vested deferred share awards to our outside trustees, which earn DEUs that are also fully vested. The fair value of the deferred share awards, which is the market price of a common share on the grant date, is expensed at the time of grant. The weighted average fair value of RSUs and deferred share awards granted during the years 2010, 2009 and 2008 was $12.31, $6.52 and $10.51, respectively.

Performance-Based Shares

We granted performance-based shares in the form of performance share awards (“PSAs”) in 2010 and 2009 and contingent performance shares (“CPSs”) from 2005 to 2008. Employees are granted a targeted number of either PSAs or CPSs, which are then earned based on specified performance criteria over a performance period. Earned PSAs are also subject to an additional vesting period. During the performance period, the unearned PSAs and CPSs accrue dividends, which will be earned and vested according to the underlying award. Through 2009, earned PSAs subject to an additional vesting period also earned DEUs, which vested according to the underlying award. In 2010, we began to pay cash dividends on earned PSAs during the additional vesting period.

In 2010 and 2009, PSAs were granted to certain employees at a targeted amount that could be earned based on specific individual and company performance criteria, generally over a one-year performance period. Employees could earn between 0% and 200% of PSAs granted in 2010 (with a performance period ending December 31, 2010) and between 50% and 150% of PSAs granted in 2009 (with a performance period ending December 31, 2009). The PSAs vest ratably over a three-year period from the date of grant. In 2010, we granted 543,025 PSAs and based on the attainment of specified individual and company performance goals, a total of 506,145 were earned. In 2009, we granted 829,571 PSAs and based on the attainment of specified individual and company performance goals, a total of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1,019,884 were earned. PSAs are valued based upon the market price of a common share on the date of grant. We recognize the value of the PSAs earned as compensation expense over the vesting period, which includes the performance period.

CPSs were granted to certain employees each year from 2005 to 2007. The CPSs could be earned based on our ranking in a defined subset of companies in the National Association of Real Estate Investment Trust’s (“NAREIT’s”) published index. The amount of CPSs earned was based on our ranking at the end of the respective performance period, generally three years, and could have ranged from 0% to 200% of the targeted award. In calculating compensation expense, we considered the CPSs to have a market condition and, therefore, we estimated the grant date fair value of the CPSs using a pricing valuation model. The value of the CPSs (grant date fair value of the targeted CPSs granted) was recognized as compensation expense over the performance period. The compensation expense recognized is not adjusted to reflect the actual CPSs earned at the end of the performance period, but is adjusted for forfeited awards. At December 31, 2010, there were 105,985 CPSs outstanding. The performance period applicable to the outstanding CPSs ended on December 31, 2010 and in January 2011, all of these CPSs were cancelled based on the results from the performance period.

The weighted-average fair value of the PSAs and CPSs granted during the years 2010, 2009 and 2008 was $13.68, $6.93 and $22.72, respectively.

Summary of Activity of our Full Value Awards

Activity with respect to our full value awards is as follows:

	Shares Outstanding
	Number of	Weighted Average	Number of
	Shares	Grant-Date Fair Value	Shares Vested

Balance at January 1, 2010	3,401,784	$20.47	143,268

Granted	2,343,395	10.60
Distributed	(1,390,664)	21.24
Forfeited	(169,174)	41.45

Balance at December 31, 2010	4,185,341	$13.84	196,988

Total remaining compensation cost related to unvested RSUs, CPSs and PSAs as of December 31, 2010, is $27.3 million, prior to adjustments for capitalized amounts due to our development and leasing activities. The remaining expense will be recognized through 2014, which equates to a weighted average period of 1.5 years.

The activity for the year ended December 31, 2010, with respect to our non-vested RSUs, CPSs and PSAs is presented below:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value

Balance at January 1, 2010	3,258,516	$20.26
Granted	2,343,395	10.60
Vested	(1,444,384)	20.54
Forfeited	(169,174)	41.45

Balance at December 31, 2010	3,988,353	$13.58

Compensation Expense

During the years ended December 31, 2010, 2009 and 2008, we recognized $25.1 million, $17.2 million and $28.3 million, respectively, of compensation expense including awards granted to our outside trustees and net of forfeited awards. These amounts include expense reported as General and Administrative Expenses, RIF charges and Discontinued Operations and are net of $5.3 million, $5.8 million and $12.1 million, respectively, that was capitalized due to our development and leasing activities.

We calculated the fair value of the share options granted in 2008 (no share options have been granted since 2008) using a Black-Scholes pricing model and the following weighted average assumptions for the years ended December 31:

	2008

Risk-free interest rate		2.56%
Dividend yield		1.92%
Volatility		40.35%
Weighted average option life		5.8 years

We use historical data to estimate dividend yield, share option exercises, expected term and employee departure behavior used in the Black-Scholes pricing model. The risk-free interest rate for periods within the expected term of the share option is based on the

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

U.S. Treasury yield curve in effect at the time of grant. To calculate expected volatility, we use historical volatility of our common shares and implied volatility of traded options on our common shares.

Other Plans

We have a 401(k) Savings Plan and Trust (“401(k) Plan”), that provides for matching employer contributions of 50 cents for every dollar contributed by an employee, up to 6% of the employee’s annual compensation (within the statutory compensation limit). Vesting in the matching employer contributions is based on the employee’s years of service, with 20% vesting each year of service, over a five-year period. While we have authorized 190,000 ProLogis common shares for issuance under the 401(k) Plan, to date no matching contributions have been made with ProLogis common shares.

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

On a combined basis for both plans, our contributions under the matching provisions were $1.3 million, $1.1 million and $1.4 million for 2010, 2009 and 2008, respectively.

13.	Reduction in Workforce:

During the fourth quarter of 2008, in response to the difficult economic climate, we initiated General and Administrative expense reductions with a near-term target of a 20% to 25% reduction in gross expense. These initiatives included a reduction in workforce (“RIF”) plan that had a total cost of $11.7 million and $26.4 million in the years ended December 31, 2009 and 2008 respectively, including $3.3 million for China that is presented as discontinued operations in our Consolidated Statements of Operations.

14.	Impairment Charges:

Impairment of Real Estate Properties

During 2010, 2009 and 2008 we recognized impairment charges related to certain of our real estate properties as outlined below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Included in Continuing Operations:
Land	$734,668	$136,996	$194,137
Operating properties	1,349	172,342	34,840
Other real estate	595	22,254	45,728

Impairment of real estate properties - continuing operations	736,612	331,592	274,705
Discontinued Operations - operating properties and land subject to ground leases	87,702	-	-

Total impairment charges	$824,314	$331,592	$274,705

Land

During the fourth quarter of 2010, we made a strategic decision to more aggressively pursue land sales. As a result of this decision, we undertook a complete evaluation of all land positions and divided them between two categories: land held for development and land targeted for disposition. As a result of our change in intent, if the carrying value exceeded fair value, based on valuations and other relevant market data, we adjusted the carrying value of the land targeted for disposition to fair value. Accordingly, we recognized impairment charges of $687.6 million based on our change in intent and evaluation of the land parcels as of December 31, 2010.

Similarly, in 2009 and 2008, we had identified certain land parcels that we expected to sell at that time and, as a result of declining values, we recognized impairment charges on certain land parcels of $137.0 million and $194.1 million in 2009 and 2008, respectively.

Operating Properties

During the fourth quarter of 2010 we made a decision to sell our retail and mixed-use properties and certain other non-core real estate investments. As a result, we classified all of these assets and related liabilities as Assets and Liabilities Held for Sale in our accompanying Consolidated Balance Sheet as of December 31, 2010. Based on the carrying values of these assets and liabilities, as compared with the estimated sales proceeds less costs to sell (as a result of an agreement we entered into in December 2010), we recognized an impairment charge of $168.8 million ($47.1 million relates to land and is recorded in Impairment of Real Estate Properties, $44.3 million relates to the joint ventures and other assets and is recorded in Impairment of Goodwill and Other Assets; and $77.4 million is associated with the operating properties and is included in Discontinued Operations - Net Gains on Dispositions/Impairment of Properties - Non-Development Properties, Net of Taxes). See Note 8 for a summary of items classified as Assets Held for Sale and Discontinued Operations.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition, we made a decision to sell our industrial real estate investments in South Korea and certain other properties and, therefore, we recognized an impairment charge if the carrying value exceeded the fair value of each property.

The impairment charges related to operating properties and other real estate that we recognized during 2009 and 2008 were based primarily on valuations of real estate, which had declined due to market conditions, that we no longer expected to hold for long-term investment.

Impairment of Goodwill and Other Assets

We recognized impairment charges related to goodwill and other assets as outlined below (in thousands):

	Years Ended December 31,
	2010	2009	2008

Goodwill	$368,451	$-	$175,419
Investment in and advances to unconsolidated investees	41,437	143,640	113,724
Notes receivable	2,857	-	17,893
Other assets	-	20,004	13,600

Total impairment of goodwill and other assets	$412,745	$163,644	$320,636

Goodwill

We performed a review of our goodwill in the fourth quarter of 2010 that resulted in the impairment of the goodwill allocated to the North America and Europe direct owned reporting units of $235.5 million and $132.9 million, respectively.

As part of our review, we compared the estimated fair value of each reporting unit with its carrying value, including goodwill. We estimated the fair value of assets and liabilities in each reporting unit through various valuation techniques as outlined in our summary of significant accounting policies. For the direct owned reporting units in North America and Europe, the carrying values exceeded the fair values. We then calculated the implied goodwill for each reporting unit by allocating the estimated fair values to the underlying assets and liabilities and determined that goodwill was impaired for each reporting unit.

The fair value of these operating segments decreased due principally to the strategic decision we made in the fourth quarter of 2010 to significantly downsize our development platform. As a result, we have targeted for sale to third parties a substantial portion of our land that we had previously expected to develop, some of which was acquired in the acquisitions that originally created the goodwill. In addition, we plan to sell to third parties our non-core and certain other assets that we acquired in connection with these same acquisitions.

At December 31, 2010, we have $32.8 million remaining in goodwill, $25.3 million in our Europe investment management segment and $7.5 million related to an investment in an unconsolidated investee that is not directly assignable to a segment. We believe this goodwill is recoverable based on the fair value of our European investment management segment and the underlying investment.

During the year ended December 31, 2008, we recognized an impairment charge of $175.4 million related to the goodwill allocated to the Europe direct owned segment primarily due to the decrease in fair value associated with the land investments included in this segment. This goodwill related to an acquisition we made in 2007.

Other Assets

In the fourth quarter 2010, we recorded impairment charges of $44.3 million for joint ventures and a note receivable in connection with the expected sale of these non-core real estate investments as discussed in Note 3.

In 2009 and 2008, we recorded impairment charges on certain of our investments in and advances to unconsolidated investees, notes receivable and other assets as we did not believe these amounts were recoverable based on the present value of the estimated future cash flows associated with these assets. See Note 5 for discussion relating to the impairment of our investment in and advances to unconsolidated investees.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15.	Income Taxes

Components of Loss before Income Taxes

Components of loss before income taxes for the years ended December 31, are as follows (in thousands):

	2010	2009	2008

Domestic	$(1,185,127)	$(299,768)	$(116,279)
International	(427,316)	(40,168)	(175,066)

Total	$(1,612,443)	$(339,936)	$(291,345)

Summary of Current and Deferred Income Taxes

Components of the provision for income taxes for the years ended December 31, are as follows (in thousands):

	2010	2009	2008

Current income tax expense
Federal	$15,257	$13,586	$30,020
Non-U.S.	248	14,610	32,283
State and local	9,947	1,066	1,138

Total Current	25,452	29,262	63,441

Deferred income tax expense (benefit)
Federal	13,913	(22,529)	9,637
Non-U.S.	(66,136)	(758)	(5,067)

Total Deferred	(52,223)	(23,287)	4,570

Total income tax expense (benefit), included in continuing and discontinued operations	$(26,771)	$5,975	$68,011

Current Income Taxes

Current income tax expense is generally a function of the level of income recognized by our TRSs, state income taxes, taxes incurred in foreign jurisdictions and interest and penalties associated with our income tax liabilities. For the years ended December 31, 2010, 2009 and 2008, we recognized a $11.8 million expense, $3.7 million benefit and $37.7 million expense, respectively, related to the accruals for interest and penalties associated with our uncertain tax positions, offset by the benefit recognized from the reversal of certain expenses due to the expiration of the statute of limitations. During the years ended December 31, 2010, 2009 and 2008, cash paid for income taxes, net of refunds, was $25.9 million, $234.6 million and $67.3 million, respectively.

Deferred Income Taxes

Deferred income tax is generally a function of the period’s temporary differences (principally basis differences between tax and financial reporting for real estate assets and equity investees), generation of tax net operating losses that may be realized in future periods depending on sufficient taxable income, and deferred income tax liabilities related to indemnification agreements for contributions of properties to certain property funds.

For federal income tax purposes, certain acquisitions have been treated as tax-free transactions resulting in a carry-over basis for tax purposes. For financial reporting purposes and in accordance with purchase accounting, we record all of the acquired assets and liabilities at the estimated fair values at the date of acquisition. For our taxable subsidiaries, we recognize the deferred income tax liabilities that represent the tax effect of the difference between the tax basis carried over and the fair value of the tangible assets at the date of acquisition. If taxable income is generated in these subsidiaries, we recognize a deferred income tax benefit in earnings as a result of the reversal of the deferred income tax liability previously recorded at the acquisition date and we record current income tax expense representing the entire current income tax liability. Any increases or decreases to the deferred income tax liability recorded in connection with these acquisitions, related to tax uncertainties acquired, was reflected as an adjustment to goodwill through December 31, 2008. During the year ended December 31, 2008, we decreased deferred tax liabilities and goodwill by $8.8 million. Due to the issuance of a new accounting standard, beginning in 2009, any increases or decreases related to tax uncertainties is reflected in earnings.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred income tax assets and liabilities as of December 31, were as follows (in thousands):

	2010	2009

Deferred income tax assets:
Net operating loss carryforwards(1)	$154,410	$107,236
Basis difference - real estate properties	116,280	67,090
Basis difference - equity investees	31,804	9,994
Basis difference - intangibles	28,239	-
Alternative minimum tax credit carryforward	1,050	1,050
Other - temporary differences	5,580	11,790

Total deferred income tax assets	337,363	197,160
Valuation allowance	(248,582)	(141,068)

Net deferred income tax assets	88,781	56,092

Deferred income tax liabilities:
Basis difference - real estate properties	44,619	49,860
Built-in-gains - real estate properties	6,402	22,666
Basis difference - equity investees	10,176	5,606
Built-in-gains - equity investees	23,766	24,741
Indemnification liabilities	37,881	37,903
Other - temporary differences	16,447	21,748

Total deferred income tax liabilities	139,291	162,524

Net deferred income tax liabilities	$50,510	$106,432

(1)	At December 31, 2010, we had net operating income (“NOL”) carryforwards as follows (in millions):

	U.S.	Europe	Mexico	Japan

Gross NOL carryforward	$64.7	$292.7	$190.6	$23.4

Tax-effected NOL	$22.9	$69.3	$52.7	$9.5
Valuation allowance	(11.6)	(45.0)	(52.7)	(9.5)

Net deferred tax asset-NOL carryforward	$11.3	$24.3	$-	$-

Expiration periods	2022 - 2030	2014 - indefinite	2011 - 2018	2015 - 2017

The increase in deferred income tax assets from 2009 to 2010 is primarily due to impairment charges recorded to the book basis of real estate properties and equity investees, and NOL carryforwards recorded for certain jurisdictions. In addition, we recognized a deferred income tax benefit in 2010 from the conversion of two of our European management companies to taxable entities. This conversion was approved by the applicable tax authorities in June 2010 and created an asset for tax purposes that will be utilized against future taxable income as it is amortized.

The decrease in deferred income tax liabilities is primarily due to the reversal of deferred tax liabilities related to the expiration of certain built-in gains.

We recorded a valuation allowance against deferred tax assets in certain jurisdictions because we could not sustain a conclusion that it was more likely than not that we could realize the deferred tax assets and NOL carryforwards. The deferred tax asset valuation allowance is adequate to reduce the total deferred tax asset to an amount that will “more-likely-than-not” be realized, as we are not currently forecasting sufficient taxable income for these benefits to be realized.

Liability for Unrecognized Tax Benefits

For 2010, 2009 and 2008, we believe that we and our consolidated REIT subsidiary have complied with the REIT requirements of the Code. The statute of limitations for our tax returns is generally three years. As such, our tax returns that remain subject to examination would be primarily from 2007 and thereafter, except for Catellus, which is a subsidiary we acquired in 2005. Our major tax jurisdictions outside the United States are Japan, Mexico, Poland, Luxembourg and the United Kingdom.

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

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The liability for unrecognized tax benefits principally consists of estimated federal and state income tax liabilities associated with acquired companies and includes accrued interest and penalties of $43.7 million and $34.4 million at December 31, 2010 and 2009, respectively. A reconciliation of the liability for unrecognized tax benefits is as follows (in thousands):

	2010	2009

Balance at January 1,	$65,170	$284,698
Additions for tax positions taken during the current year	531	7,207
Additions for tax positions taken during a prior year	14,815	15,746
Reductions for tax positions taken during a prior year	(2,069)	(6,886)
Settlements with taxing authorities	(2,539)	(226,601)
Reductions due to lapse of applicable statute of limitations	(5,412)	(8,994)

Balance at December 31,	$70,496	$65,170

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

The ultimate outcome under these agreements is uncertain as it is dependent on the method and timing of dissolution of the related property fund or disposition of any properties by the property fund. Two of our previous agreements were terminated without any amounts being due or payable by us. We consider the probability, timing and amounts in estimating our potential liability under the agreements. We have recorded liabilities of $37.9 million at both December 31, 2010 and 2009. We continue to monitor these agreements and the likelihood of the sale of assets that would result in recognition and will adjust the potential liability in the future as facts and circumstances dictate.

16.	Earnings Per Common Share

We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.

The following table sets forth the computation of our basic and diluted earnings per share for the years ended December 31 (in thousands, except per share amounts):

	2010 (1)	2009 (1)	2008 (1)

Net loss attributable to common shares	$(1,295,920)	$(2,650)	$(479,226)

Weighted average common shares outstanding - Basic and Diluted (2)	491,744	403,149	262,729

Net earnings (loss) per share attributable to common shares - Basic	$(2.64)	$(0.01)	$(1.82)

Net earnings (loss) per share attributable to common shares - Diluted	$(2.64)	$(0.01)	$(1.82)

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted shares are the same.

(2)	Total weighted average potentially dilutive share awards outstanding (in thousands) for years 2010, 2009 and 2008 were 10,076, 11,539 and 10,204, respectively.

17.	Related Party Transactions:

In 2010 and 2009, Irving F. Lyons, III, Trustee and former Chief Investment Officer converted limited partnership units, in the limited partnerships in which we own a majority interest and consolidate, into 50,250 and 410,000, respectively, of our common shares. As of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2010, Mr. Lyons owns 176,363 of the outstanding partnership units. See Note 10 for more information regarding these limited partnerships in North America.

Also see Note 5 for a discussion of transactions between us and the property funds.

18.	Financial Instruments and Fair Value Measurements

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

All derivatives are recognized at fair value, based on valuation techniques including discounted cash flow analysis on the expected cash flows (Level 2), in our Consolidated Balance Sheets within the line items Other Assets or Accounts Payable and Accrued Expenses, as applicable. We do not net our derivative position by counterparty for purposes of balance sheet presentation and disclosure. The accounting for gains and losses that result from changes in the fair values of derivative instruments depends on whether the derivatives are designated as, and qualify as, hedging instruments. Derivatives can be designated as fair value hedges, cash flow hedges or hedges of net investments in foreign operations.

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

There was no ineffectiveness recorded during the years ended December 31, 2010, 2009 and 2008. The amount reclassified to interest expense for the three years ended December 31, 2010 is not considered material. Amounts included in Accumulated Other Comprehensive Income (Loss) in our Consolidated Balance Sheets at December 31, 2010 and 2009 were accumulated losses of $43.6 million and $40.4 million, respectively.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

We generally do not designate foreign currency forwards as hedges. We may use foreign currency forward contracts to manage the foreign currency fluctuations of intercompany loans not deemed to be a long-term investment and certain transactions denominated in a currency other than the entity’s functional currency. These contracts are marked-to-market through earnings, as they are not designated as hedges. The gains or losses resulting from these derivative instruments are included in Foreign Currency Exchange Gains (Losses), Net in our Consolidated Statements of Operations. For contracts associated with intercompany loans, the impact on earnings is generally offset by the remeasurement gains and losses recognized on the related intercompany loans. We had no outstanding foreign currency forwards at December 31, 2010.

The following table summarizes the activity in our derivative instruments for the years ended December 31, 2010, 2009 and 2008 (in millions):

	2010		2009		2008
	Foreign	Interest	Foreign	Interest	Foreign	Interest
	Currency	Rate	Currency	Rate	Currency	Rate
	Forwards (1)	Swaps (2)	Forwards(1)	Swaps (2)	Forwards(1)	Swaps (2)
Notional amounts at January 1	$-	$157.7	$-	$-	$360.7	$-
New contracts	-	155.0	351.7	157.7	-	250.0
Matured or expired contracts	-	(44.6)	(351.7)	-	(360.7)	(250.0)

Notional amounts at December 31	$-	$268.1	$-	$157.7	$-	$-

(1)	During 2009, we entered into and settled forward contracts to buy yen to manage the foreign currency fluctuations related to the sale of our investments in the Japan property funds and recognized losses of $5.7 million in Foreign Currency Exchange Gains, Net in our Consolidated Statements of Operations.

Certain of the foreign currency forward contracts outstanding in 2008 were designed to manage the foreign currency fluctuations of intercompany loans and allowed us to sell British pounds sterling and euros at a fixed exchange rate to the U.S. dollar. We had no forward contracts related to intercompany loans outstanding at December 31, 2010 or 2009. We recognized net losses of $3.1 million for the year ended December 31, 2008 related to these contracts.

(2)	During 2010, 2009 and 2008, we entered into multiple contracts with total notional amounts of $155.0 million, $157.7 million and $250.0 million, respectively, associated with debt issuances.

•	During the third quarter of 2010, we entered into a ¥13.0 billion interest rate contract that matures in December 2014 to fix the interest rate on a variable rate TMK bond. During 2009, we entered into two interest rate swap contracts to fix the interest rate on two variable rate TMK bonds, a ¥4.3 billion interest rate swap contract that was settled in the first quarter of 2010 and a ¥10.0 billion interest rate swap contract that matures in December 2012. We designated these contracts as cash flow hedges and they qualify for hedge accounting treatment. At December 31, 2010, we had $1.4 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to the unsettled derivative contracts.

•	During 2008, in connection with the anticipated issuance of senior notes and convertible senior notes, we entered into contracts that qualified as cash flow hedges and recognized a decrease in value of $3.3 million, associated with the issuance of this debt and the unwinding of these contracts, in Accumulated Other Comprehensive Income (Loss). In 2008, we began amortizing this amount as an increase to interest expense as interest payments are made on the related notes.

Fair Value Measurements

Fair Value Measurements on a Recurring Basis

At December 31, 2010 and 2009, we do not have any significant financial assets or financial liabilities that are measured at fair value on a recurring basis in our consolidated financial statements.

Fair Value Measurements on a Non-Recurring Basis

Non-financial assets measured at fair value on a non-recurring basis in our consolidated financial statements consist of real estate assets and investments in and advances to unconsolidated investees that were subject to impairment charges to write them down to their estimated fair values during 2010 due to changes in market conditions and our intent with regard to these assets. See Notes 5 and 14 for

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

additional information related to inputs and valuation techniques used to measure these impairments. The table below aggregates the fair value of these assets at December 31, 2010 by the levels in the fair value hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total

Real estate assets	$-	$-	$1,402,336	$1,402,336
Investments in and advances to other unconsolidated investees	$-	$-	$20,624	$20,624
Notes receivable	$-	$-	$2,946	$2,946

Financial Assets and Liabilities not Measured at Fair Value

At December 31, 2010 and December 31, 2009, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, restricted cash, accounts and notes receivable, notes receivable backed by real estate and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments or, the recent acquisition of these items.

At December 31, 2010 and December 31, 2009, the fair value of our senior notes and convertible senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Global Line has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at December 31, 2010 and 2009, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.

The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	December 31,
	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Global Line	$520,141	$526,684	$736,591	$716,993
Senior and other notes	3,195,724	3,403,353	4,047,905	3,981,971
Convertible senior notes	1,521,568	1,591,976	2,078,441	2,058,507
Secured mortgage debt	1,249,729	1,320,084	1,090,126	1,094,526
Assessment bonds	18,867	17,995	24,715	24,197

Total debt	$6,506,029	$6,860,092	$7,977,778	$7,876,194

19.	Commitments and Contingencies

Environmental Matters

A majority of the properties we acquire, including land, are subjected to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we acquire in connection with the development of the land. We have acquired certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We establish a liability at the time of acquisition to cover such costs and adjust the liabilities as appropriate when additional information becomes available. We purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liability that we believe would have a material adverse effect on our business, financial condition or results of operations.

Off-Balance Sheet Liabilities

We have issued performance and surety bonds and standby letters of credit in connection with certain development projects. Performance and surety bonds are commonly required by public agencies from real estate developers. Performance and surety bonds are renewable and expire upon the completion of the improvements and infrastructure. As of December 31, 2010 and 2009, we had approximately $38.1 million and $71.6 million, respectively, outstanding under such arrangements.

At December 31, 2010, we had made debt guarantees to certain of our unconsolidated investees that, based on the investee’s outstanding balance, totaled $1.3 million. None of these guarantees were provided to the unconsolidated property funds. See Note 5 for further discussion related to the property funds.

We may be required to make additional capital contributions to certain of our unconsolidated investees, representing our proportionate

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ownership interest, should additional capital contributions be necessary to fund development or acquisition costs, repayment of debt or operation shortfalls. See Note 5.

From time to time we enter into Special Limited Contribution Agreements (“SLCA”) in connection with certain contributions of properties to certain of our property funds. Under the SLCAs, we are obligated to make an additional capital contribution to the respective property fund under certain circumstances, the occurrence of which we believe to be remote. Specifically, we would be required to make an additional capital contribution to the property fund if the property fund is in default on third-party debt, the default remains uncured, and the third-party lender does not receive a specified minimum level of repayment after pursuing all contractual and legal remedies against the property fund. To the extent that a third-party lender receives repayment of principal and to the extent that the property fund liquidates its assets to satisfy any remaining repayment deficit, our obligations under the SLCA are reduced on a dollar-for-dollar basis. Our potential obligations under the respective SLCAs, as a percentage of the fair value of the real estate assets in the property funds, range from 3% to 21%. Given the respective year-end capital structures of the various funds impacted by SLCAs and structural provisions within the SLCAs, we estimate that the minimum level of fund devaluation required to trigger an SLCA liability ranges between 79% and 46% of fund value. We believe that the likelihood of declines in the values of the assets that support the third-party loans of the magnitude necessary to require an additional capital contribution is generally remote, especially in light of the geographically diversified portfolios of properties owned by the property funds. The potential obligations under the SLCAs aggregated $174.6 million and $348.9 million at December 31, 2010 and 2009, respectively. The combined value of the assets in the property funds that are subject to the provisions of the SLCAs was approximately $4.1 billion at December 31, 2010. Based on our assessment of the probability and range of loss, we have estimated the fair value and recognized a liability of $1.3 million related to our potential obligations at December 31, 2010.

As of December 31, 2010, $9.1 million of Community Facility District bonds were outstanding that were originally issued to finance public infrastructure improvements at one of our development projects. We are required to satisfy any shortfall in annual debt service obligation for these bonds if tax revenues generated by the project are insufficient. As of December 31, 2010, we have not been required to, nor do we expect to be required to, satisfy any shortfall in annual debt service obligation for these bonds other than through our payment of normal project and special district taxes.

Settlement Costs

Included within Other Income (Expense) in our Consolidated Statements of Operations for the year ended December 31, 2009 are settlement costs of $13.0 million related to an obligation we assumed in the 2005 acquisition of Catellus. The remaining liability related to these costs was $11.8 million at December 31, 2010.

Litigation

In the normal course of business, from time to time, we and our unconsolidated investees are parties to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matter will not result in a material adverse effect on our business, financial position or results of operations.

20.	Business Segments

Our business strategy currently includes two operating segments, as follows:

•	Direct Owned — representing the direct long-term ownership of industrial operating properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan). Also included in this segment is the development of properties for continued direct ownership, including land, properties currently under development and land we own and lease to customers under ground leases.

•	Investment Management — representing the long-term investment management of property funds and industrial joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures operating in North America, Europe and Asia that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of the unconsolidated investees and certain third parties and dividends and interest income earned on investments in preferred stock or debt securities in our unconsolidated investees, if any.

We report the costs associated with our investment management segment for all periods presented in the line item Investment Management Expenses in our Consolidated Statements of Operations. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees and certain third parties. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios.

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

We present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior years’ operating results to exclude the items presented as discontinued operations.

Reconciliations are presented below for: (i) each reportable business segment’s revenue from external customers to our Total Revenues; (ii) each reportable business segment’s net operating income from external customers to our Loss Before Income Taxes; and (iii) each reportable business segment’s assets to our Total Assets. Our chief operating decision makers rely primarily on net operating income and similar measures to make decisions about allocating resources and assessing segment performance. The applicable components of our Revenues, Loss Before Income Taxes and Total Assets are allocated to each reportable business segment’s revenues, net operating income

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and assets. Items that are not directly assignable to a segment, such as certain corporate income and expenses, are reflected as reconciling items. The following reconciliations are presented in thousands:

	Years Ended December 31,
	2010	2009	2008

Revenues (1):
Direct owned (2):
North America	$612,655	$618,901	$629,326
Europe	86,068	63,948	108,619
Asia	81,977	48,786	31,716

Total direct owned segment	780,700	731,635	769,661

Investment management (3):
North America	51,050	53,440	68,994
Europe	93,582	82,632	(41,884)
Asia	(712)	30,038	39,331

Total investment management segment	143,920	166,110	66,441

CDFS business (4):
North America	-	-	1,027,563
Europe	-	-	2,614,877
Asia	-	180,237	853,025

Total CDFS business segment	-	180,237	4,495,465

Total segment revenue	924,620	1,077,982	5,331,567
Reconciling item (5)	(15,465)	(23,347)	64,570

Total revenues	$909,155	$1,054,635	$5,396,137

Net operating income:
Direct owned (6):
North America	$436,804	$434,667	$438,066
Europe	43,435	16,821	51,983
Asia	60,182	32,889	22,434

Total direct owned segment	540,421	484,377	512,483

Investment management (3)(7):
North America	24,752	29,759	44,842
Europe	79,946	66,327	(59,802)
Asia	(1,437)	26,608	30,640

Total investment management segment	103,261	122,694	15,680

CDFS business (8):
North America	-	-	121,102
Europe	-	-	310,765
Asia	-	180,237	222,879

Total CDFS business segment	-	180,237	654,746

Total segment net operating income	643,682	787,308	1,182,909
Reconciling items:
General and administrative expenses	(165,981)	(180,486)	(177,350)
Reduction in workforce	-	(11,745)	(23,131)
Impairment of real estate properties (9)	(736,612)	(331,592)	(274,705)
Depreciation and amortization expense	(319,602)	(274,522)	(272,791)
Earnings from other unconsolidated investees, net	8,213	4,712	8,796
Interest income	5,022	2,702	9,473
Interest expense	(461,166)	(373,305)	(385,065)
Impairment of goodwill and other assets (10)	(412,745)	(163,644)	(320,636)
Other income (expense), net	10,825	(42,510)	7,049
Net gains on dispositions of investments in real estate	28,488	35,262	11,668
Foreign currency exchange gains (losses), net	(11,081)	35,626	(148,281)
Gain (loss) on early extinguishment of debt, net	(201,486)	172,258	90,719

Total reconciling items	(2,256,125)	(1,127,244)	(1,474,254)

Loss before income taxes	$(1,612,443)	$(339,936)	$(291,345)

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31,
	2010	2009

Assets:
Direct owned (9)(11):
North America (10)	$7,321,821	$9,241,846
Europe (10)	2,619,455	3,301,096
Asia	1,889,879	1,932,187

Total direct owned segment	11,831,155	14,475,129

Investment management (12):
North America	1,035,548	1,027,367
Europe (10)	1,038,061	956,365
Asia	84,000	52,170

Total investment management segment	2,157,609	2,035,902

Total segment assets	13,988,764	16,511,031

Reconciling items:
Investments in and advances to other unconsolidated investees (10)	6,987	141,107
Notes receivable backed by real estate	189,550	-
Assets held for sale (13)	574,791	-
Cash and cash equivalents	37,634	34,362
Accounts receivable	4,081	1,574
Other assets	100,860	108,821

Total reconciling items	913,903	285,864

Total assets	$14,902,667	$16,796,895

(1)	Includes revenues attributable to the United States for the years ended December 31, 2010, 2009 and 2008 of $654.2 million, $670.9 million and $1,359.4 million, respectively.

(2)	Includes rental income of our industrial properties and land subject to ground leases, as well as development management and other income, other than development fees earned for services provided to the investees, which is included in the investment management segment.

(3)	Includes investment management fees, development fees and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial joint ventures, along with dividends and interest earned on investments in preferred stock or debt securities in these unconsolidated investees. In December 2009, we acquired €41.6 million of preferred units in PEPR that earn a 10.5% annual dividend. In 2008, the revenues and net operating income of this segment were reduced by $108.2 million representing our proportionate share of the loss on sale/impairment recognized by one of the property funds in Europe. See Note 5 for more information.

(4)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds due to our sale of these investments in February 2009. In 2008, includes proceeds received on CDFS property dispositions, fees earned from customers and third parties for development activities and interest income on notes receivable related to asset dispositions.

(5)	Amount represents the earnings or losses recognized under the equity method from unconsolidated investees, which we reflect in revenues of the investment management segment but are not presented as a component of Revenues in our Consolidated Statements of Operations.

(6)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.

(7)	Also includes the direct costs we incur to manage the unconsolidated investees and certain third parties and the properties they own that are presented as Investment Management Expenses in our Consolidated Statements of Operations.

(8)	In 2009, includes the recognition of gains previously deferred from CDFS contributions to the Japan property funds due to our sale of these investments in February 2009. In 2008, includes net gains on CDFS property dispositions, fees earned from customers and third parties for development activities and interest income on notes receivable related to asset dispositions, offset partially by land holding costs and the write-off of previously capitalized pursuit costs associated with potential CDFS business assets when it became likely the assets would not be acquired.

(9)	During 2010, we recognized impairment charges on certain real estate properties in our Direct Owned Segment ($374.2 million in North America, $315.8 million in Europe and $46.6 million in Asia). During 2009, we recognized impairment charges related to our real estate properties in our Direct Owned segment ($157.9 million in North America and $173.7 million in Europe). During 2008, we recognized impairment charges related to our real estate properties in our Direct Owned segment ($21.0 million in North America and $253.7 million in Europe). See Note 14 for more discussion of these charges.

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)	During 2010, we recognized impairment charges related to goodwill in the direct owned segment in North America and Europe of $235.5 million and $132.9 million, respectively. In 2008, we recognized impairment charges related to goodwill in the direct owned segment in Europe of $175.4 million. See Note 14 for more discussion of these charges.

During 2010, we recognized impairment charges of $44.3 million related to our investments in certain joint ventures and other assets that we expect to sell in early 2011. See Note 3 for more details.

During 2009, we recognized impairment charges of $28.5 million to write-off our investments in ProLogis North American Properties Fund IX and X. During 2009 and 2008, we recognized impairment charges of $115.1 million and $113.7 million, respectively, related to our investment in and advances to an unconsolidated investee in Europe. The impairments related to our Investment Management segment are discussed further in Note 5.

The goodwill allocated to a segment, subsequent to impairment, was as follows at December 31 (in thousands).

Segment/Reporting Unit	2010	2009

Direct Owned:
North America	$-	$235,519
Europe	-	130,758

Total direct owned segment	-	366,277

Investment Management - Europe	25,286	25,286

Total allocated	25,286	391,563
Not allocated to a segment/reporting unit	7,474	7,474

Total goodwill	$32,760	$399,037

(11)	Includes long-lived assets attributable to the United States as of December 31, 2010 and 2009 of $8.6 billion and $9.7 billion, respectively.

(12)	Represents our investments in and advances to the property funds and certain investments in industrial and retail joint ventures.

(13)	Of the amounts, net of impairments, that were reclassified to Assets Held for Sale at December 31, 2010, $554.2 million was reclassified from the Direct Owned Segment (North America - $470.5 million, Europe - $18.2 million and Asia - $65.5 million) and $20.6 million, all in North America, was not allocated to a segment.

21.	Supplemental Cash Flow Information

Non-cash investing and financing activities for the years ended December 31, 2010, 2009 and 2008 are as follows:

•	We received $4.6 million, $30.3 million and $455.0 million of ownership interests in certain unconsolidated investees as a portion of our proceeds from the contribution of properties to these property funds during 2010, 2009 and 2008, respectively.

•	We settled $0.6 million, $1.6 million and $21.3 million of noncontrolling interest liabilities with the conversion of limited partnership units into 0.1 million common shares, 0.4 million common shares and 3.9 million common shares in 2010, 2009 and 2008, respectively.

•	We recorded $6.7 million of noncontrolling interest liabilities associated with investments made in entities that we consolidate and own less that 100% in 2008.

•	We assumed $6.6 million of debt and other liabilities in 2008 in connection with the acquisition of properties.

•	As partial consideration for property contributions in 2008, the China property fund assumed $47.9 million in construction liabilities.

22.	Selected Quarterly Financial Data (Unaudited):

Selected quarterly 2010 and 2009 data has been adjusted from previously disclosed amounts due to the disposal of properties in 2010

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

whose results of operations were reclassified to discontinued operations in our Consolidated Statements of Operations. The selected quarterly data was as follows:

	Three Months Ended,
	March 31,	June 30,	September 30,	December 31,

2010:
Total revenues	$217,812	$219,549	$229,077	$242,717
Operating income (loss)	$28,788	$33,649	$35,179	$(691,594)
Loss from continuing operations	$(113,730)	$(38,360)	$(35,634)	$(1,394,220)
Net earnings (loss) attributable to common shares	$(91,129)	$(23,150)	$(15,052)	$(1,166,589)
Net earnings (loss) attributable to common shares -
Basic (1)	$(0.19)	$(0.05)	$(0.03)	$(2.17)
Net earnings (loss) attributable to common shares -
Diluted (1)(2)	$(0.19)	$(0.05)	$(0.03)	$(2.17)
2009:
Total revenues	$390,719	$216,503	$228,228	$219,185
Operating income (loss)	$201,649	$(54,223)	$3,675	$(185,944)
Earnings (loss) from continuing operations	$150,324	$20,679	$(43,068)	$(473,846)
Net earnings (loss) attributable to common shares	$178,732	$238,865	$(11,788)	$(408,459)
Net earnings (loss) attributable to common shares -
Basic (1)	$0.67	$0.59	$(0.03)	$(0.86)
Net earnings (loss) attributable to common shares -
Diluted (1)(2)	$0.66	$0.58	$(0.03)	$(0.86)

(1)	Quarterly earnings per common share amounts may not total to the annual amounts due to rounding and the changes in the number of weighted common shares outstanding and included in the calculation of diluted shares.

(2)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted loss per share is the same.

23.	Subsequent Event

On January 30, 2011, we and three of our newly formed, wholly owned subsidiaries, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with AMB Property Corporation, a Maryland corporation (“AMB”), and AMB Property, L.P., a Delaware limited partnership (“AMB LP”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) ProLogis will be reorganized into an umbrella partnership REIT, or “UPREIT”, structure through the merger of ProLogis with an indirect wholly owned subsidiary (the “ProLogis Merger”); (ii) thereafter, the new holding company formed by the ProLogis Merger will be merged with and into AMB (the “Topco Merger” and, together with the ProLogis Merger, the “Merger”), with AMB continuing as the surviving corporation with its corporate name changed to “ProLogis Inc.”; and (iii) thereafter, the surviving corporation will contribute all of the indirect equity interests of ProLogis to AMB LP in exchange for the issuance by AMB LP of partnership interests in AMB LP to the surviving corporation. AMB LP’s name will be changed to “ProLogis L.P.”. The all-stock merger is intended to be a tax-free transaction. Upon completion of the Merger, the common stock of the surviving corporation will trade on the NYSE under the ticker symbol PLD. Pursuant to the Merger Agreement and the Merger upon the terms and subject to the conditions set forth in the Merger Agreement, (i) each ProLogis common share will be converted into 0.4464 (the “Exchange Ratio”) of a newly issued share of common stock of AMB and (ii) each outstanding Series C Cumulative Redeemable Preferred Share of Beneficial Interest of ProLogis, Series F Cumulative Redeemable Preferred Share of Beneficial Interest of ProLogis and Series G Cumulative Redeemable Preferred Share of Beneficial Interest of ProLogis will be exchanged for one newly issued share of a corresponding series of preferred stock of AMB. Cash will be issued in lieu of any fractional shares. Each share of AMB common stock and AMB preferred stock will remain outstanding following the effective time of the Merger as shares of the surviving corporation. From an accounting perspective, ProLogis will be the acquirer.

The Merger is subject to customary closing conditions, including receipt of approval of our shareholders and AMB stockholders and certain regulatory approvals outside the United States. We currently expect the transactions contemplated by the Merger Agreement to close during the second quarter of 2011.

In connection with the announcement of the Merger Agreement, five complaints have been filed and remain pending through February 21, 2011. Three of the actions have been filed in the District Court for the City and County of Denver, Colorado. On February 2, 2011, a class action complaint was filed by James Kinsey, on behalf of himself and purportedly those similarly situated, against ProLogis, each of

PROLOGIS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

our trustees, our chief executive officer and chief financial officer, AMB, New Pumpkin Inc. (“New Pumpkin”), Upper Pumpkin LLC (“Upper Pumpkin”), Pumpkin LLC (“Pumpkin”) and AMB LP alleging that our trustees, chief executive officer and chief financial officer breached their fiduciary duties in connection with entering into the Merger Agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff seeks among other relief to (i) enjoin the defendants from consummating the Merger unless and until we adopt and implement a procedure or process reasonably designed to enter into a merger agreement providing the best possible value for shareholders, (ii) direct the defendants to exercise their fiduciary duties to commence a sale process, (iii) rescind the already implemented Merger Agreement, (iv) impose a constructive trust in favor of the class upon any benefits improperly received by defendants, and (v) award plaintiff’s costs and disbursements of the action. On February 16, 2011, a class action complaint was filed by Gene Moorhead, on behalf of himself and purportedly those similarly situated, against the same defendants other than our chief financial officer alleging that our trustees breached their fiduciary duties in connection with entering into the Merger Agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties (the “Moorhead Matter”). The plaintiff in this action seeks among other relief to (i) enjoin the defendants, from consummating the Merger unless and until we adopt and implement a procedure or process to obtain the highest possible value for shareholders; (ii) direct our trustees and chief executive officer to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders and refrain from entering into any transaction until the process for the sale or merger is completed and the highest possible value is obtained; (iii) rescind, to the extent already implemented, the Merger Agreement, and (iv) award plaintiff’s costs and disbursements of the action. On February 18, 2011, a class action complaint was filed by Palisades Pointe Partners LTD, on behalf of itself and purportedly those similarly situated shareholders of ProLogis, against the same defendants in the Moorhead Matter alleging that our trustees breached their fiduciary duties in connection with the Merger and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff in this action seeks among other relief to (i) preliminarily and permanently enjoin the defendants from consummating the Merger, from placing their own interests ahead of the interests of the shareholders, and from implementing certain measures provided for in the Merger Agreement, (ii) declare that defendants’ conduct in approving the Merger constituted a breach of fiduciary duty, and (iii) award plaintiff’s appropriate compensatory damages, costs and expenses.

Two of the actions have been filed in the Circuit Court of Maryland for Baltimore County. On February 16, 2011, a class action and derivative complaint was filed by Vernon C. Burrows, on behalf of himself, derivatively on behalf of ProLogis and purportedly those similarly situated, against the same defendants other than our chief financial officer alleging that our trustees breached their fiduciary duties and wasted corporate assets in connection with entering into the Merger Agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff in this action seeks among other relief to (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger in the event it is consummated or award rescissory damages, (iii) direct the defendants to account to plaintiff for all damages, profits and any special benefits obtained as a result of their breaches of fiduciary duties; and (iv) award plaintiff the costs of the action.. On February 17, 2011, a class action complaint was filed by Marshall Ferguson Jr., on behalf of himself, derivatively on behalf of ProLogis and purportedly those similarly situated, against the same defendants other than our chief financial officer alleging that our trustees breached their fiduciary duties, wasted corporate assets in connection with entering into the Merger Agreement and failed to maximize shareholder value and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The plaintiff in this action seeks among other relief to (i) enjoin, preliminarily and permanently, the Merger, (ii) rescind the Merger in the event it is consummated or award rescissory damages, (iii) direct the defendants to account to plaintiff for all damages, profits and any special benefits obtained as a result of their breaches of fiduciary duties, and (iv) award plaintiff the costs of this action.

We believe that the claims are without merit and intend to vigorously defend ourselves in these actions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders
ProLogis:

Under date of February 25, 2011, we reported on the consolidated balance sheets of ProLogis and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule, Schedule III — Real Estate and Accumulated Depreciation (Schedule III). Schedule III is the responsibility of ProLogis’ management. Our responsibility is to express an opinion on Schedule III based on our audits.

In our opinion, Schedule III — Real Estate and Accumulated Depreciation, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Denver, Colorado
February 25, 2011

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition
Industrial Operating Properties (d)

North American Markets:
United States:
Atlanta, Georgia
Atlanta NE Distribution Center	8	(d)	$5,582	$3,047	$27,493	$6,276	$29,846	$36,122	$(14,117)	1996, 1997
Atlanta West Distribution Center	6	(d)	6,567	22,513	9,864	6,386	32,558	38,944	(9,500)	1994, 2006
Berkeley Lake Distribution Center	1	(d)	2,178	8,712	35	2,046	8,879	10,925	(1,039)	2006
Braselton Business Park	1	(d)	3,860	15,258	47	3,817	15,348	19,165	(1,396)	2008
Cedars Distribution Center	1		1,366	7,739	3,067	1,692	10,480	12,172	(4,421)	1999
Douglas Hill Distribution Center	4		11,599	46,825	1,280	11,677	48,027	59,704	(8,351)	2005
Horizon Distribution Center	1		2,846	11,385	197	2,846	11,582	14,428	(1,360)	2006
LaGrange Distribution Center	1		174	986	747	174	1,733	1,907	(1,127)	1994
Midland Distribution Center	1	(d)	1,919	7,679	1,446	1,919	9,125	11,044	(1,249)	2006
Northeast Industrial Center	3	(e)	841	4,744	2,457	782	7,260	8,042	(4,325)	1996
Northmont Industrial Center	1		566	3,209	1,211	566	4,420	4,986	(2,687)	1994
Peachtree Corners Business Center	5	(e)	1,519	7,253	2,474	1,519	9,727	11,246	(4,084)	1994, 2006
Piedmont Ct. Distribution Center	2	(e)	885	5,013	2,618	885	7,631	8,516	(4,448)	1997
Pleasantdale Industrial Center	2		541	3,184	1,492	541	4,676	5,217	(2,637)	1995
Riverside Distribution Center	3		2,533	13,336	3,559	2,556	16,872	19,428	(6,978)	1999
South Royal Atlanta Distribution Center	1		356	2,019	506	356	2,525	2,881	(700)	2002
Suwanee Creek Distribution Center	1		462	1,871	-	462	1,871	2,333	(33)	2010
Tradeport Distribution Center	3	(d)	1,464	4,563	7,215	1,479	11,763	13,242	(6,370)	1994, 1996
Weaver Distribution Center	2		935	5,182	2,102	935	7,284	8,219	(4,180)	1995
Westfork Industrial Center	2	(d)	620	3,910	4	579	3,955	4,534	(2,086)	1995

Total Atlanta, Georgia	49		46,813	178,428	67,814	47,493	245,562	293,055	(81,088)

Austin, Texas
Montopolis Distribution Center	1		580	3,384	2,433	580	5,817	6,397	(3,010)	1994
Walnut Creek Corporate Center	3		461	4,089	88	515	4,123	4,638	(2,337)	1994

Total Austin, Texas	4		1,041	7,473	2,521	1,095	9,940	11,035	(5,347)

Central Valley, California
Arch Road Logistics Center	2		9,492	38,059	-	9,492	38,059	47,551	(438)	2010
Central Valley Industrial Center	4	(d)(e)	11,418	48,726	6,038	11,868	54,314	66,182	(16,839)	1999, 2002, 2005
Manteca Distribution Center	1		9,280	27,841	268	9,480	27,909	37,389	(4,948)	2005
Patterson Pass Business Center	3		1,862	4,885	8,928	1,886	13,789	15,675	(4,233)	1993, 2007
Tracy II Distribution Center	3		6,783	20,384	73,390	10,856	89,701	100,557	(4,574)	2007, 2009

Total Central Valley, California	13		38,835	139,895	88,624	43,582	223,772	267,354	(31,032)

Charlotte, North Carolina
Charlotte Commerce Center	10	(d)	4,341	24,954	10,381	4,342	35,334	39,676	(20,856)	1994
Charlotte Distribution Center	9	(d)	4,578	-	26,995	6,096	25,477	31,573	(12,596)	1995, 1996, 1997, 1998
Northpark Distribution Center	2	(d)	1,183	6,707	2,491	1,184	9,197	10,381	(4,903)	1994, 1998
West Pointe Business Center	1		2,416	-	9,487	2,416	9,487	11,903	(884)	2006
Wilson Business Park Distribution Center	1		976	5,598	19	968	5,625	6,593	(747)	2007

Total Charlotte, North Carolina	23		13,494	37,259	49,373	15,006	85,120	100,126	(39,986)

Chicago, Illinois
Addison Distribution Center	1	(e)	646	3,662	1,140	640	4,808	5,448	(2,274)	1997
Alsip Distribution Center	2		2,093	11,859	9,489	2,549	20,892	23,441	(11,999)	1997, 1999
Arlington Heights Distribution Center	1		831	3,326	640	831	3,966	4,797	(595)	2006
Bensenville Distribution Center	1		926	3,842	5,810	940	9,638	10,578	(5,947)	1997
Bolingbrook Distribution Center	5	(d)	15,299	68,440	2,358	15,110	70,987	86,097	(17,370)	1999, 2006
Des Plaines Distribution Center	3	(d)(e)	2,158	12,232	5,415	2,159	17,646	19,805	(9,853)	1995, 1996
Elk Grove Distribution Center	25	(e)	32,195	89,212	42,640	32,082	131,965	164,047	(37,557)	1995, 1996, 1997, 1998, 1999, 2006, 2009
Elmhurst Distribution Center	1		713	4,043	1,073	713	5,116	5,829	(2,596)	1997
Glendale Heights Distribution Center	3	(d)	3,903	22,119	3,182	3,903	25,301	29,204	(10,411)	1999
Glenview Distribution Center	2		1,156	6,550	1,737	1,156	8,287	9,443	(4,057)	1996, 1999
I-55 Distribution Center	2	(d)	5,383	25,504	33,776	11,786	52,877	64,663	(4,196)	2007
Itasca Distribution Center	2		604	3,382	1,318	604	4,700	5,304	(2,312)	1996, 1997
Lombard Distribution Center	1	(e)	1,170	6,630	737	1,170	7,367	8,537	(2,894)	1999
Minooka Distribution Center	2	(d)	12,240	41,745	15,722	12,203	57,504	69,707	(8,421)	2005, 2008
Mitchell Distribution Center	1		1,236	7,004	3,605	1,236	10,609	11,845	(5,065)	1996
Northbrook Distribution Center	1	(e)	2,056	8,227	322	2,056	8,549	10,605	(1,091)	2007
Northlake Distribution Center	1	(e)	372	2,106	710	372	2,816	3,188	(1,589)	1996
Pleasant Prairie Distribution Center	1		1,314	7,450	2,379	1,315	9,828	11,143	(3,988)	1999

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition
Rochelle Distribution Center	1		4,457	20,100	529	4,402	20,684	25,086	(1,182)	2008
Romeoville Distribution Center	5	(d)	23,325	94,197	1,323	23,325	95,520	118,845	(17,883)	1999, 2005
Waukegan Distribution Center	2		4,368	17,632	699	4,368	18,331	22,699	(2,455)	2007
West Chicago Distribution Center	1		3,125	12,499	421	3,125	12,920	16,045	(2,271)	2005
Woodale Distribution Center	1		263	1,490	445	263	1,935	2,198	(1,043)	1997
Woodridge Distribution Center	14	(d)	46,575	197,289	12,481	49,942	206,403	256,345	(34,809)	2005, 2007

Total Chicago, Illinois	79		166,408	670,540	147,951	176,250	808,649	984,899	(191,858)

Cincinnati, Ohio
Airpark Distribution Center	2	(d)	1,128	-	11,886	1,716	11,298	13,014	(5,116)	1996
Capital Distribution Center II	5	(d)	1,953	11,067	4,940	1,953	16,007	17,960	(9,278)	1994
Constitution Distribution Center	1		1,465	8,301	719	1,465	9,020	10,485	(3,671)	1999
Empire Distribution Center	3	(d)	529	2,995	2,401	529	5,396	5,925	(3,211)	1995
Fairfield Business Center	1		348	1,971	599	381	2,537	2,918	(658)	2004
Park I-275	1		3,899	12,014	1,552	3,863	13,602	17,465	(508)	2008
Sharonville Distribution Center	3	(d)	1,761	-	13,374	2,424	12,711	15,135	(4,404)	1997, 1998
Wingate Distribution Center	1		152	859	566	152	1,425	1,577	(711)	1994

Total Cincinnati, Ohio	17		11,235	37,207	36,037	12,483	71,996	84,479	(27,557)

Columbus, Ohio
Brookham Distribution Center	2		5,964	23,858	3,701	5,965	27,558	33,523	(5,225)	2005
Canal Pointe Distribution Center	1		1,237	7,013	2,012	1,280	8,982	10,262	(3,373)	1999
Capital Park South Distribution Center	3	(d)	1,588	-	25,487	1,980	25,095	27,075	(11,072)	1996
Charter Street Distribution Center	1	(d)	1,245	7,055	486	1,245	7,541	8,786	(2,936)	1999
Corporate Park West	2	(d)	679	3,847	1,957	679	5,804	6,483	(3,147)	1996
Etna Distribution Center	1		3,308	-	17,985	1,669	19,624	21,293	(1,200)	2007
Fisher Distribution Center	1		1,197	6,785	2,459	1,197	9,244	10,441	(5,691)	1995
Foreign Trade Center I	5	(d)	6,527	36,989	6,426	6,992	42,950	49,942	(17,187)	1999
New World Distribution Center	1		207	1,173	2,385	207	3,558	3,765	(2,098)	1994
South Park Distribution Center	2	(d)	3,344	15,182	2,163	3,343	17,346	20,689	(4,542)	1999, 2005
Westbelt Business Center	3		1,777	7,168	683	1,777	7,851	9,628	(1,133)	2006
Westpointe Distribution Center	2	(d)	1,450	7,601	3,854	1,446	11,459	12,905	(2,044)	2007

Total Columbus, Ohio	24		28,523	116,671	69,598	27,780	187,012	214,792	(59,648)

Dallas/Fort Worth, Texas
Alliance Distribution Center	1		3,654	14,613	2	3,653	14,616	18,269	(2,578)	2005
Carter Industrial Center	1		334	-	2,351	334	2,351	2,685	(1,114)	1996
Centerport Distribution Center	1		1,250	7,082	1,141	1,250	8,223	9,473	(3,075)	1999
Dallas Corporate Center	10	(d)	5,161	-	31,458	5,357	31,262	36,619	(14,073)	1996, 1997, 1998, 1999
Flower Mound Distribution Center	1		5,157	20,991	2,433	5,157	23,424	28,581	(2,375)	2007
Freeport Distribution Center	4	(d)	1,393	5,549	5,191	1,440	10,693	12,133	(4,941)	1996, 1997, 1998
Great Southwest Distribution Center	27	(d)	35,539	143,796	19,262	32,910	165,687	198,597	(45,688)	1995, 1996, 1997, 1999, 2000, 2001, 2002, 2005
Lancaster Distribution Center	2		5,388	14,362	21,261	5,350	35,661	41,011	(2,057)	2007, 2008
Northgate Distribution Center	7	(d)	14,791	67,405	7,866	15,632	74,430	90,062	(14,673)	1999, 2005, 2008
Redbird Distribution Center	2	(e)	1,095	6,212	2,200	1,096	8,411	9,507	(3,913)	1994, 1999
Royal Distribution Center	1		811	4,598	843	811	5,441	6,252	(1,755)	2001
Stemmons Distribution Center	1		272	1,544	808	272	2,352	2,624	(1,267)	1995
Stemmons Industrial Center	11		1,820	11,705	5,061	1,819	16,767	18,586	(9,381)	1994, 1995, 1996, 1999
Trinity Mills Distribution Center	4	(d)	3,229	18,090	3,799	3,181	21,937	25,118	(8,928)	1996, 1999, 2001
Valwood Business Center	4	(e)	3,785	16,846	973	3,662	17,942	21,604	(4,190)	2001, 2006
Valwood Distribution Center	1	(e)	850	4,890	483	850	5,373	6,223	(2,015)	1999

Total Dallas/Fort Worth, Texas	78		84,529	337,683	105,132	82,774	444,570	527,344	(122,023)

Denver, Colorado
Denver Business Center	1		329	2,217	18	347	2,217	2,564	(676)	2002
Pagosa Distribution Center	1	(d)	406	2,322	1,179	406	3,501	3,907	(2,150)	1993
Stapleton Business Center	12	(d)	34,634	139,256	3,722	34,635	142,977	177,612	(25,821)	2005
Upland Distribution Center	3	(e)	385	4,421	4,007	398	8,415	8,813	(3,955)	1994, 1995
Upland Distribution Center II	3		1,295	5,159	5,352	1,328	10,478	11,806	(6,220)	1993

Total Denver, Colorado	20		37,049	153,375	14,278	37,114	167,588	204,702	(38,822)

El Paso, Texas
Billy the Kid Distribution Center	1		273	1,547	1,595	273	3,142	3,415	(1,724)	1994
Northwestern Corporate Center	5	(e)	981	-	19,417	1,986	18,412	20,398	(8,853)	1992, 1993, 1994, 1997
Vista Del Sol Industrial Center II	2	(e)	366	-	8,496	796	8,066	8,862	(3,748)	1997, 1998

Total El Paso, Texas	8		1,620	1,547	29,508	3,055	29,620	32,675	(14,325)

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition

Houston, Texas
Blalock Distribution Center	2		595	3,370	1,189	595	4,559	5,154	(1,332)	2002
Crosstimbers Distribution Center	1		359	2,035	1,125	359	3,160	3,519	(1,770)	1994
Kempwood Business Center	4	(e)	1,746	9,894	2,324	1,746	12,218	13,964	(4,653)	2001
Northpark Distribution Center	3	(d)	3,912	16,568	1,819	3,873	18,426	22,299	(1,410)	2006, 2008
Perimeter Distribution Center	2		813	4,604	1,132	813	5,736	6,549	(2,561)	1999
Pine Forest Business Center	9		2,665	14,132	6,637	2,665	20,769	23,434	(10,874)	1993, 1995
Pine North Distribution Center	2		847	4,800	927	847	5,727	6,574	(2,459)	1999
Pinemont Distribution Center	2		642	3,636	774	642	4,410	5,052	(1,922)	1999
Post Oak Business Center	15		3,005	15,378	8,923	3,005	24,301	27,306	(14,135)	1993, 1994, 1996
Post Oak Distribution Center	7		2,115	12,017	6,288	2,039	18,381	20,420	(11,657)	1993, 1994
South Loop Distribution Center	5		1,051	5,964	4,434	1,052	10,397	11,449	(6,401)	1994
Southland Distribution Center	1		1,209	6,849	1,742	1,209	8,591	9,800	(1,835)	2002
West by Northwest Industrial Center	3		468	2,149	3,996	664	5,949	6,613	(3,464)	1993, 1994
White Street Distribution Center	1		469	2,656	1,679	469	4,335	4,804	(2,265)	1995

Total Houston, Texas	57		19,896	104,052	42,989	19,978	146,959	166,937	(66,738)

I-81 Corridor, Pennsylvania
Harrisburg Distribution Center	1		2,243	12,572	700	2,231	13,284	15,515	(3,025)	2004
Harrisburg Industrial Center	1		782	6,190	880	782	7,070	7,852	(1,672)	2002
Lehigh Valley Distribution Center	3		2,391	9,552	2,712	2,356	12,299	14,655	(1,966)	2004, 2010
Park 33 Distribution Center	1		13,411	-	32,487	13,423	32,475	45,898	(1,689)	2007
Quakertown Distribution Center	1		6,966	-	27,690	6,966	27,690	34,656	(3,147)	2006

Total I-81 Corridor, Pennsylvania	7		25,793	28,314	64,469	25,758	92,818	118,576	(11,499)

Indianapolis, Indiana
Eastside Distribution Center	1		228	1,187	1,304	299	2,420	2,719	(1,260)	1995
North by Northeast Corporate Center	1		1,058	-	7,461	1,059	7,460	8,519	(3,414)	1995
Park 100 Industrial Center	6	(d)	2,845	9,631	12,556	2,797	22,235	25,032	(11,738)	1995
Shadeland Industrial Center	3		428	2,431	2,668	429	5,098	5,527	(3,212)	1995

Total Indianapolis, Indiana	11		4,559	13,249	23,989	4,584	37,213	41,797	(19,624)

Inland Empire, California
California Commerce Center	1	(d)	4,201	7,802	122	4,201	7,924	12,125	(1,420)	2005
Crossroads Business Park	7	(d)	21,393	82,655	94,191	73,055	125,184	198,239	(17,400)	2005, 2010
Haven Distribution Center	4	(d)	97,389	73,902	6,393	96,975	80,709	177,684	(3,323)	2008
Inland Empire Distribution Center	5	(d)	41,355	74,536	6,169	42,134	79,926	122,060	(14,648)	2005
Kaiser Distribution Center	8	(d)(f)	130,680	242,618	15,406	136,030	252,674	388,704	(41,820)	2005, 2008
Meridian Park	1		13,016	24,268	-	12,931	24,353	37,284	(2,284)	2008
ProLogis Park Ontario	2	(d)	25,500	47,366	403	25,499	47,770	73,269	(5,992)	2007
Rancho Cucamonga Distribution Center	6	(d)(f)	51,283	95,241	258	51,283	95,499	146,782	(16,905)	2005
Redlands Distribution Center	2	(d)	21,543	43,423	28,301	22,810	70,457	93,267	(6,201)	2006, 2007
Riverbluff Distribution Center	1	(d)	43,003	-	32,880	42,964	32,919	75,883	(1,548)	2009

Total Inland Empire, California	37		449,363	691,811	184,123	507,882	817,415	1,325,297	(111,541)

Las Vegas, Nevada
Black Mountain Distribution Center	2		1,108	-	7,209	1,206	7,111	8,317	(3,187)	1997
Cameron Business Center	1		1,634	9,256	369	1,634	9,625	11,259	(3,832)	1999
West One Business Center	4		2,468	13,985	3,519	2,468	17,504	19,972	(8,082)	1996

Total Las Vegas, Nevada	7		5,210	23,241	11,097	5,308	34,240	39,548	(15,101)

Los Angeles, California
Anaheim Industrial Center	13	(d)	32,275	59,983	1,917	32,275	61,900	94,175	(10,825)	2005
Dominguez North Industrial Center	2	(d)	7,340	13,739	228	7,366	13,941	21,307	(1,814)	2007
Fullerton Industrial Center	1		3,831	7,116	189	3,831	7,305	11,136	(1,297)	2005
Industry Distribution Center	7	(d)(f)	50,268	93,355	2,907	50,268	96,262	146,530	(16,906)	2005
Los Angeles Industrial Center	2		3,777	7,015	325	3,777	7,340	11,117	(1,314)	2005
Mid Counties Industrial Center	15	(d)	49,641	87,345	11,272	49,607	98,651	148,258	(17,463)	2005, 2006, 2010
Orange Industrial Center	2		5,930	11,014	423	5,930	11,437	17,367	(1,943)	2005
Santa Ana Distribution Center	2		4,318	8,019	394	4,318	8,413	12,731	(1,450)	2005
South Bay Distribution Center	4	(d)	14,478	27,511	2,344	15,280	29,053	44,333	(4,973)	2005, 2007
Tustin Industrial Center	2		4,553	8,456	53	4,553	8,509	13,062	(1,520)	2005
Vernon Distribution Center	15		25,439	47,250	2,528	25,441	49,776	75,217	(9,007)	2005

Total Los Angeles, California	65		201,850	370,803	22,580	202,646	392,587	595,233	(68,512)

Louisville, Kentucky
Airpark Commerce Center	3		1,361	7,417	6,065	1,361	13,482	14,843	(7,782)	1998

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition
Cedar Grove Distribution Center	2		6,065	30,404	702	6,025	31,146	37,171	(3,889)	2005, 2008
Commerce Crossings Distribution Center	1		1,912	7,649	90	1,912	7,739	9,651	(1,371)	2005
I-65 Meyer Dist. Center	1		4,258	-	23,933	4,565	23,626	28,191	(2,198)	2006
Louisville Distribution Center	2	(d)	680	3,402	4,657	689	8,050	8,739	(3,612)	1995, 1998
Riverport Distribution Center	1		1,515	8,585	2,530	1,515	11,115	12,630	(4,217)	1999

Total Louisville, Kentucky	10		15,791	57,457	37,977	16,067	95,158	111,225	(23,069)

Memphis, Tennessee
Airport Distribution Center	5		1,363	5,150	5,609	1,374	10,748	12,122	(6,136)	1995, 1996, 1999
Centerpointe Distribution Center	1		1,401	9,019	519	1,401	9,538	10,939	(3,719)	2001
Delp Distribution Center	4		1,747	13,980	(1,692)	1,746	12,289	14,035	(7,421)	1995, 1999
DeSoto Distribution Center	1		4,761	-	26,475	4,761	26,475	31,236	(1,652)	2007
Fred Jones Distribution Center	1		125	707	376	125	1,083	1,208	(609)	1994
Memphis Distribution Center	1		480	2,723	442	481	3,164	3,645	(972)	2002
Olive Branch Distribution Center	2		2,892	16,389	2,450	2,892	18,839	21,731	(8,260)	1999
Raines Distribution Center	1		1,635	4,262	9,500	1,635	13,762	15,397	(7,657)	1998
Southpark Distribution Center	1		859	4,866	861	859	5,727	6,586	(1,204)	2003
Willow Lake Distribution Center	1		613	3,474	(77)	613	3,397	4,010	(1,602)	1999

Total Memphis, Tennessee	18		15,876	60,570	44,463	15,887	105,022	120,909	(39,232)

Nashville, Tennessee
Bakertown Distribution Center	2		463	2,626	702	463	3,328	3,791	(1,866)	1995
I-40 Industrial Center	4		1,711	9,698	1,542	1,712	11,239	12,951	(5,434)	1995, 1996, 1999
Interchange City Distribution Center	1	(e)	143	864	4,394	657	4,744	5,401	(2,386)	1998
Space Park South Distribution Center	15		3,499	19,830	9,719	3,499	29,549	33,048	(17,662)	1994

Total Nashville, Tennessee	22		5,816	33,018	16,357	6,331	48,860	55,191	(27,348)

New Jersey
Bellmawr Distribution Center	1		212	1,197	382	211	1,580	1,791	(786)	1999
Brunswick Distribution Center	2	(e)	870	4,928	1,978	870	6,906	7,776	(4,108)	1997
Chester Distribution Center	1		548	5,319	1	548	5,320	5,868	(3,413)	2002
Clifton Distribution Center	1		8,064	12,096	-	8,064	12,096	20,160	(218)	2010
Exit 8A Distribution Center	1		7,626	44,103	397	7,787	44,339	52,126	(7,842)	2005
Exit 10 Distribution Center	7	(d)	24,152	130,270	1,641	24,152	131,911	156,063	(22,813)	2005, 2010
Kilmer Distribution Center	4	(d)	2,526	14,313	2,759	2,526	17,072	19,598	(8,980)	1996
Meadowland Distribution Center	4	(d)	10,272	57,480	1,901	10,271	59,382	69,653	(10,520)	2005
Meadowland Industrial Center	7	(d)	4,190	13,470	16,263	4,190	29,733	33,923	(15,444)	1996, 1998
Mount Olive Distribution Center	1		1,509	8,552	(62)	1,500	8,499	9,999	(956)	2007
Mt. Laurel Distribution Center	2		588	2,885	1,379	592	4,260	4,852	(1,914)	1999
Pennsauken Distribution Center	2		192	958	372	203	1,319	1,522	(593)	1999
Port Reading Business Park	1	(d)	4,138	-	23,958	3,370	24,726	28,096	(3,607)	2005

Total New Jersey	34		64,887	295,571	50,969	64,284	347,143	411,427	(81,194)

Orlando, Florida
Beltway Commerce Center	3	(e)	17,178	25,526	2,502	17,082	28,124	45,206	(810)	2008
Chancellor Distribution Center	1		380	2,156	1,667	380	3,823	4,203	(2,104)	1994
Consulate Distribution Center	3	(e)	4,148	23,617	1,490	4,148	25,107	29,255	(10,167)	1999
LaQuinta Distribution Center	1		354	2,006	1,941	354	3,947	4,301	(2,363)	1994

Total Orlando, Florida	8		22,060	53,305	7,600	21,964	61,001	82,965	(15,444)

Phoenix, Arizona
24th Street Industrial Center	2		503	2,852	1,614	561	4,408	4,969	(2,795)	1994
Alameda Distribution Center	2		3,872	14,358	2,073	3,872	16,431	20,303	(2,985)	2005
Hohokam 10 Business Center	1	(e)	1,317	7,467	673	1,318	8,139	9,457	(3,197)	1999
I-10 West Business Center	3		263	1,525	1,036	263	2,561	2,824	(1,472)	1993
Kyrene Commons Distribution Center	3	(e)	2,369	5,475	623	1,093	7,374	8,467	(3,772)	1992, 1998, 1999
Papago Distribution Center	3		4,828	20,017	2,709	4,829	22,725	27,554	(5,316)	1994, 2005
Roosevelt Distribution Center	1		1,766	7,065	106	1,766	7,171	8,937	(1,265)	2005
University Dr Distribution Center	1		683	2,735	184	683	2,919	3,602	(535)	2005
Watkins Street Distribution Center	1		242	1,375	472	243	1,846	2,089	(1,042)	1995
Wilson Drive Distribution Center	1		1,273	5,093	638	1,271	5,733	7,004	(950)	2005

Total Phoenix, Arizona	18		17,116	67,962	10,128	15,899	79,307	95,206	(23,329)

Portland, Oregon
Columbia Distribution Center	2		550	3,121	1,326	551	4,446	4,997	(2,538)	1994
PDX Corporate Center North Phase II	1	(d)(f)	5,077	9,895	1,648	5,051	11,569	16,620	(536)	2008
Southshore Corporate Center	5	(d)(f)	13,061	52,299	1,312	13,273	53,399	66,672	(9,120)	2005, 2006

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition
Wilsonville Corporate Center	3	(d)	1,569	-	7,569	1,587	7,551	9,138	(3,865)	1995

Total Portland, Oregon	11		20,257	65,315	11,855	20,462	76,965	97,427	(16,059)

Reno, Nevada
Golden Valley Distribution Center	1	(d)	940	13,686	2,020	2,415	14,231	16,646	(2,475)	2005
Meredith Kleppe Business Center	1		526	754	3,609	526	4,363	4,889	(2,422)	1993
Packer Way Distribution Center	2		506	2,879	1,583	506	4,462	4,968	(2,844)	1993
Tahoe-Reno Industrial Center	1		3,281	-	23,336	3,281	23,336	26,617	(1,649)	2007
Vista Industrial Park	6	(d)(e)	5,923	26,807	7,918	5,923	34,725	40,648	(12,089)	1994, 2001

Total Reno, Nevada	11		11,176	44,126	38,466	12,651	81,117	93,768	(21,479)

San Antonio, Texas
City Park East Distribution Center	4		1,344	9,645	1,628	1,334	11,283	12,617	(1,618)	2003, 2008
Coliseum Distribution Center	1		428	-	4,999	465	4,962	5,427	(3,099)	1994
Macro Distribution Center	3	(e)	1,705	9,024	2,434	1,705	11,458	13,163	(2,520)	2002
Rittiman East Industrial Park	5		5,902	23,746	680	5,902	24,426	30,328	(3,628)	2006
Rittiman West Industrial Park	2		1,237	4,950	624	1,230	5,581	6,811	(846)	2006
San Antonio Distribution Center I	6		1,203	4,648	6,733	1,203	11,381	12,584	(6,726)	1993
San Antonio Distribution Center II	3		945	-	6,656	885	6,716	7,601	(3,465)	1994
San Antonio Distribution Center III	1		383	3,220	4	387	3,220	3,607	(1,888)	1996
Tri-County Distribution Center	2	(d)	3,183	12,743	510	3,184	13,252	16,436	(1,396)	2007
Woodlake Distribution Center	2		248	1,405	1,235	248	2,640	2,888	(1,737)	1994

Total San Antonio, Texas	29		16,578	69,381	25,503	16,543	94,919	111,462	(26,923)

San Francisco (East Bay), California
Alvarado Business Center	10		20,739	62,595	2,544	20,739	65,139	85,878	(11,730)	2005
Eigenbrodt Way Distribution Center	1	(d)	393	2,228	534	393	2,762	3,155	(1,613)	1993
Hayward Commerce Center	4		1,933	10,955	2,627	1,933	13,582	15,515	(7,720)	1993
Hayward Distribution Center	4	(d)	1,693	10,466	5,806	2,114	15,851	17,965	(9,308)	1993
Hayward Industrial Center	13	(d)	4,481	25,393	6,643	4,481	32,036	36,517	(18,349)	1993
Livermore Distribution Center	4		8,992	26,976	1,560	8,992	28,536	37,528	(5,332)	2005
Oakland Industrial Center	3		8,234	24,704	1,759	8,235	26,462	34,697	(4,591)	2005
San Leandro Distribution Center	3	(d)	1,387	7,862	2,279	1,387	10,141	11,528	(5,788)	1993

Total San Francisco (East Bay),	42		47,852	171,179	23,752	48,274	194,509	242,783	(64,431)
California

San Francisco (South Bay), California
Bayside Corporate Center	7	(e)	4,365	-	19,433	4,365	19,433	23,798	(10,337)	1995, 1996
Bayside Plaza I	12		5,212	18,008	5,464	5,216	23,468	28,684	(13,136)	1993
Bayside Plaza II	2		634	-	3,307	634	3,307	3,941	(2,045)	1994
Gateway Corporate Center	10		6,736	24,746	7,080	6,744	31,818	38,562	(18,102)	1993
Overlook Distribution Center	1	(e)	1,573	8,915	96	1,573	9,011	10,584	(3,533)	1999
Pacific Commons Industrial Center	6	(f)	27,568	82,855	1,933	27,591	84,765	112,356	(15,016)	2005
Pacific Industrial Center	6	(d)	21,676	65,083	2,031	21,675	67,115	88,790	(12,072)	2005
Shoreline Business Center	8		4,328	16,101	3,347	4,328	19,448	23,776	(10,569)	1993
Spinnaker Business Center	12		7,043	25,220	6,635	7,043	31,855	38,898	(17,837)	1993
Thornton Business Center	4		2,047	11,706	2,302	2,066	13,989	16,055	(7,567)	1993

Total San Francisco (South Bay),	68		81,182	252,634	51,628	81,235	304,209	385,444	(110,214)
California

Seattle, Washington
ProLogis Park SeaTac	2	(d)	12,230	14,170	2,807	12,457	16,750	29,207	(644)	2008

Total Seattle, Washington	2		12,230	14,170	2,807	12,457	16,750	29,207	(644)

South Florida
Airport West Distribution Center	2	(d)(e)	1,253	3,825	3,303	1,974	6,407	8,381	(2,813)	1995, 1998
Boca Distribution Center	1		1,474	5,918	722	1,474	6,640	8,114	(937)	2006
CenterPort Distribution Center	3		2,083	11,806	1,244	2,202	12,931	15,133	(5,260)	1999
Copans Distribution Center	2		504	2,857	720	504	3,577	4,081	(1,553)	1997, 1998
Dade Distribution Center	1		2,589	14,670	301	2,589	14,971	17,560	(2,743)	2005
International Corporate Park	2		10,596	15,898	69	10,596	15,967	26,563	(287)	2010
North Andrews Distribution Center	1		698	3,956	112	698	4,068	4,766	(2,196)	1994
Pompano Beach Distribution Center	3		11,101	15,137	2,791	11,035	17,994	29,029	(551)	2008
Port Lauderdale Distribution Center	2	(d)	896	-	8,764	2,205	7,455	9,660	(2,825)	1997
ProLogis Park I-595	2	(d)	1,998	11,326	598	1,999	11,923	13,922	(3,140)	2003
Sawgrass Distribution Center	2		10,016	-	14,092	10,016	14,092	24,108	(279)	2009

Total South Florida	21		43,208	85,393	32,716	45,292	116,025	161,317	(22,584)

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition

St. Louis, Missouri
Earth City Industrial Center	5		2,225	12,820	4,844	2,226	17,663	19,889	(8,841)	1997, 1998
Westport Distribution Center	1		366	1,247	2,241	365	3,489	3,854	(1,472)	1997

Total St. Louis, Missouri	6		2,591	14,067	7,085	2,591	21,152	23,743	(10,313)

Tampa, Florida
Adamo Distribution Center	1		105	1,445	-	105	1,445	1,550	(821)	1995
Madison Distribution Center	1		-	5,313	489	3,188	2,614	5,802	(164)	2007
Plant City Distribution Center	1		206	1,169	365	206	1,534	1,740	(816)	1994
Sabal Park Distribution Center	6	(d)	1,933	-	18,440	2,269	18,104	20,373	(7,420)	1996, 1997, 1998
Silo Bend Distribution Center	4		2,887	16,358	3,959	2,887	20,317	23,204	(11,402)	1994
Silo Bend Industrial Center	1		525	2,975	1,141	525	4,116	4,641	(2,127)	1994
Tampa East Distribution Center	6		1,530	7,187	2,889	1,372	10,234	11,606	(5,797)	1994
Tampa West Distribution Center	9	(d)	2,066	10,502	4,374	2,175	14,767	16,942	(8,224)	1994, 1995

Total Tampa, Florida	29		9,252	44,949	31,657	12,727	73,131	85,858	(36,771)

Washington D.C./Baltimore, Maryland
1901 Park 100 Drive	1		2,409	7,227	875	2,409	8,102	10,511	(1,262)	2006
7616 Canton Center Dr	1		1,521	4,528	154	1,521	4,682	6,203	(526)	2007
Airport Commons Distribution Center	2	(d)	2,320	-	9,019	2,360	8,979	11,339	(3,342)	1997
Ardmore Distribution Center	3		1,431	8,110	1,801	1,431	9,911	11,342	(5,670)	1994
Ardmore Industrial Center	2		984	5,581	1,377	985	6,957	7,942	(4,091)	1994
Corcorde Industrial Center	4	(d)	1,538	8,717	3,420	1,538	12,137	13,675	(6,793)	1995
DeSoto Business Park	6		2,709	12,892	7,731	2,710	20,622	23,332	(8,275)	1996, 2007
Gateway Distribution Center	2		192	-	4,612	831	3,973	4,804	(1,461)	1998
Hickory Ridge Distribution Center	2		15,988	47,964	782	15,928	48,806	64,734	(8,525)	2005
Meadowridge Distribution Center	1	(d)	1,757	-	6,076	1,902	5,931	7,833	(2,215)	1998
ProLogis Park Edgewood	1		4,244	12,732	5,887	4,244	18,619	22,863	(4,619)	2005

Total Washington D.C./Baltimore,	25		35,093	107,751	41,734	35,859	148,719	184,578	(46,779)
Maryland

Other
Buford Distribution Center	1		1,487	-	5,443	1,487	5,443	6,930	(400)	2007
S.C. Johnson & Son	1		2,267	15,911	1,531	3,152	16,557	19,709	(943)	2008
Valley Industrial Center	1		363	-	4,733	363	4,733	5,096	(1,839)	1997

Total Other	3		4,117	15,911	11,707	5,002	26,733	31,735	(3,182)

Mexico:
Guadalajara
El Salto Distribution Center	2		4,473	6,159	1,461	4,449	7,644	12,093	(282)	2008

Total Guadalajara, Mexico	2		4,473	6,159	1,461	4,449	7,644	12,093	(282)

Juarez
Bermudez Industrial Center	2		1,155	4,619	3,968	1,158	8,584	9,742	(1,231)	2007
Centro Industrial Center	3		8,274	-	14,038	8,274	14,038	22,312	(426)	2009
Del Norte Industrial Center II	2		1,523	5,729	740	1,512	6,480	7,992	(249)	2008
Ramon Rivera Lara Industrial Center	1		445	-	4,059	2,269	2,235	4,504	(660)	2000

Total Juarez, Mexico	8		11,397	10,348	22,805	13,213	31,337	44,550	(2,566)

Mexico City
Cedros-Tepotzotlan Distribution Center	2		11,990	6,719	15,114	12,799	21,024	33,823	(2,135)	2006, 2007
Nor-T Distribution Center	4		7,247	32,135	2,881	5,898	36,365	42,263	(5,309)	2006
Puente Grande Distribution Center	2		14,975	6,813	11,105	14,945	17,948	32,893	(998)	2008, 2009
Toluca Distribution Center	1		7,952	-	14,594	7,952	14,594	22,546	(356)	2009

Total Mexico City, Mexico	9		42,164	45,667	43,694	41,594	89,931	131,525	(8,798)

Monterrey
Monterrey Airport	3		9,263	12,878	13,096	9,218	26,019	35,237	(1,176)	2007, 2008
Monterrey Industrial Park	1		272	-	2,041	277	2,036	2,313	(945)	1997

Total Monterrey, Mexico	4		9,535	12,878	15,137	9,495	28,055	37,550	(2,121)

Reynosa
El Puente Industrial Center	2		1,906	5,823	1,588	1,889	7,428	9,317	(462)	2008
Pharr Bridge Industrial Center	2		3,947	3,682	11,565	4,011	15,183	19,194	(597)	2008, 2009

Total Reynosa, Mexico	4		5,853	9,505	13,153	5,900	22,611	28,511	(1,059)

Tijuana

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition
ProLogis Park Alamar	3		20,540	17,081	(1,752)	20,536	15,333	35,869	(754)	2008

Total Tijuana, Mexico	3		20,540	17,081	(1,752)	20,536	15,333	35,869	(754)

Canada:
Toronto
Bolton Distribution Center	1		9,189	-	28,615	9,681	28,123	37,804	(369)	2009
Mississauga Gateway Center	1		1,512	6,320	3,066	2,423	8,475	10,898	(487)	2008

Total Toronto, Canada	2		10,701	6,320	31,681	12,104	36,598	48,702	(856)

Subtotal North American Markets	888		1,665,963	4,472,265	1,532,666	1,753,604	5,917,290	7,670,894	(1,490,132)

European Markets
Czech Republic:
Ostrava Distribution Center	2		7,993	57,501	(2,991)	9,611	52,892	62,503	(2,152)	2008
Stenovice Distribution Center	3		4,222	32,424	14,617	4,688	46,575	51,263	(2,041)	2008, 2009
Uzice Distribution Center	3		8,838	-	57,298	8,197	57,939	66,136	(3,241)	2007, 2009

Total Czech Republic	8		21,053	89,925	68,924	22,496	157,406	179,902	(7,434)

France:
Avignon Distribution Center	1		3,405	24,084	(2,872)	3,008	21,609	24,617	(891)	2008
Isle d’Abeau Distribution Center	1		12,792	20,230	7,192	8,289	31,925	40,214	(4,148)	2006
Le Havre Distribution Center	1		540	-	16,341	496	16,385	16,881	(256)	2009
Macon Distribution Center	1		2,065	-	25,119	3,008	24,176	27,184	(2,074)	2006
Moissy Cramayel Distribution Center	1		-	6,161	(474)	-	5,687	5,687	(230)	2009
Rennes Distribution Center	1		616	-	12,102	565	12,153	12,718	(291)	2009
Strasbourg Distribution Center	2		67	30,427	(3,356)	-	27,138	27,138	(1,271)	2008
Vemars Distribution Center	4		13,944	-	51,644	12,848	52,740	65,588	(377)	2009

Total France	12		33,429	80,902	105,696	28,214	191,813	220,027	(9,538)

Germany:
Alzenau Distribution Center	1		4,618	9,832	(2,064)	4,132	8,254	12,386	(279)	2008
Augsburg Distribution Center	2		9,218	-	18,777	8,464	19,531	27,995	(305)	2009
Cologne Eifeltor Distribution Center	1		3,040	12,585	(835)	3,119	11,671	14,790	(304)	2008
Hannover Airport Distribution Center	1		3,452	-	5,638	3,452	5,638	9,090	-	2010
Heilbronn Distribution Center	3		13,765	-	37,223	12,625	38,363	50,988	(1,144)	2009
Herford Distribution Center	2		2,643	-	11,352	2,424	11,571	13,995	(213)	2009
Kolleda Distribution Center	1		289	4,306	(354)	279	3,962	4,241	(161)	2008
Leipzig DC	1		2,088	-	3,594	2,088	3,594	5,682	(24)	2010
Meerane Distribution Center	1		830	5,714	(385)	743	5,416	6,159	(175)	2008

Total Germany	13		39,943	32,437	72,946	37,326	108,000	145,326	(2,605)

Hungary:
Batta Distribution Center	2		4,101	15,829	4,573	5,979	18,524	24,503	(491)	2008, 2010
Budapest Park Phase II	1		952	21,215	(4,478)	4,305	13,384	17,689	(814)	2008
Budapest-Sziget Dist. Center	1		2,763	9,500	(850)	2,804	8,609	11,413	(260)	2008
Hegyeshalom Distribution Center	1		965	-	11,372	1,058	11,279	12,337	(740)	2007

Total Hungary	5		8,781	46,544	10,617	14,146	51,796	65,942	(2,305)

Italy:
Lodi Distribution Center	2		7,996	35,613	3,998	11,981	35,626	47,607	(5,863)	2005, 2006
Romentino Distribution Center	2		3,758	-	29,998	3,646	30,110	33,756	(2,973)	2006

Total Italy	4		11,754	35,613	33,996	15,627	65,736	81,363	(8,836)

Netherlands:
Venlo Dist. Center	1		3,494	11,126	(737)	3,347	10,536	13,883	(384)	2008

Total Netherlands	1		3,494	11,126	(737)	3,347	10,536	13,883	(384)

Poland:
Bedzin Distribution Center	2		4,279	-	8,418	3,943	8,754	12,697	(293)	2009
Blonie II Distribution Center	2		7,317	-	22,052	6,711	22,658	29,369	(578)	2009
Chorzow Distribution Center	2		18,009	-	42,684	17,679	43,014	60,693	(523)	2009
Janki Distribution Center	1		2,348	12,497	(1,310)	2,993	10,542	13,535	(456)	2008
Nadarzyn Distribution Center	1		2,960	-	7,567	2,715	7,812	10,527	(171)	2009
Piotrkow Distribution Center	2		1,006	9,764	(394)	2,497	7,879	10,376	(258)	2008
Piotrkow II Distribution Center	1		1,861	-	5,812	1,716	5,957	7,673	(168)	2009
Poznan II Distribution Center	1		5,554	-	3,774	1,623	7,705	9,328	(458)	2007
ProLogis Park Rawa	1		3,151	-	10,051	2,890	10,312	13,202	(204)	2009
Sochaczew Distribution Center	2		144	12,782	1,233	787	13,372	14,159	(499)	2008

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition
Szczecin Distribution Center	1		3,430	21,344	1,184	3,692	22,266	25,958	(1,114)	2008
Warsaw II Distribution Center	1		2,114	-	10,318	2,952	9,480	12,432	(329)	2008
Wroclaw Distribution Center	2		3,839	33,390	(1,778)	6,038	29,413	35,451	(1,574)	2008
Wroclaw III Distribution Center	2		7,033	-	30,481	6,514	31,000	37,514	(807)	2009

Total Poland	21		63,045	89,777	140,092	62,750	230,164	292,914	(7,432)

Romania:
Bucharest Distribution Center	4		7,592	33,188	11,195	9,489	42,486	51,975	(2,797)	2007, 2008

Total Romania	4		7,592	33,188	11,195	9,489	42,486	51,975	(2,797)

Slovakia:
Bratislava Distribution Center	1		729	16,581	12,948	561	29,697	30,258	(3,817)	2007
Sered Distribution Center	1		2,864	-	13,799	2,627	14,036	16,663	(355)	2009

Total Slovakia	2		3,593	16,581	26,747	3,188	43,733	46,921	(4,172)

Spain:
Massalaves Distribution Center	1		3,051	-	8,613	2,798	8,866	11,664	(212)	2009
Sallent Distribution Center	1		10,146	-	5,514	9,306	6,354	15,660	(86)	2009
Tarancon Distribution Center	1		4,146	18,319	(753)	3,687	18,025	21,712	(620)	2008
Zaragoza Distribution Center	1		23,032	-	33,302	23,032	33,302	56,334	(520)	2010

Total Spain	4		40,375	18,319	46,676	38,823	66,547	105,370	(1,438)

Sweden:
Jonkoping Distribution Center	1		2,392	-	62,991	2,550	62,833	65,383	(1,088)	2009

Total Sweden	1		2,392	-	62,991	2,550	62,833	65,383	(1,088)

United Kingdom:
Coventry Distribution Center	1		4,322	-	7,002	3,356	7,968	11,324	(440)	2007
Crewe Distribution Center	1		11,478	19,049	1,187	11,484	20,230	31,714	(738)	2008
Hayes Distribution Center	2		9,755	-	31,770	25,662	15,863	41,525	(1,040)	2007
Houghton Main Distribution Center	1		8,993	-	27,538	7,091	29,440	36,531	(2,112)	2006
Midpoint Park	2		29,189	30,098	(5,108)	29,244	24,935	54,179	(792)	2008
North Kettering Bus Pk	2		22,367	-	27,409	17,940	31,836	49,776	(2,141)	2007
Peterborough Dist. Center	1		6,554	-	13,032	5,627	13,959	19,586	(742)	2007
Pineham Distribution Center	2		18,368	29,767	6,615	22,228	32,522	54,750	(1,169)	2008
Stafford Distribution Center	1		10,765	-	11,600	7,531	14,834	22,365	(924)	2007

Total United Kingdom	13		121,791	78,914	121,045	130,163	191,587	321,750	(10,098)

Subtotal European Markets	88		357,242	533,326	700,188	368,119	1,222,637	1,590,756	(58,127)

Asian Markets
Japan:
Ebina Distribution Center	1	(d)	64,833	-	39,122	64,833	39,122	103,955	(734)	2010
Iwanuma I Land	1		6,377	38,225	8,361	6,997	45,966	52,963	(1,465)	2008
Kitanagoya Distribution Center	1		28,163	-	71,602	32,014	67,751	99,765	(851)	2009
ProLogis Park Aichi Distribution Center	1		26,362	-	106,414	36,325	96,451	132,776	(6,356)	2007
ProLogis Park Ichikawa	1	(d)	91,315	165,709	42,729	101,144	198,609	299,753	(6,580)	2008
ProLogis Park Maishima III	1	(d)	25,124	98,516	16,202	27,694	112,148	139,842	(5,172)	2008
ProLogis Park Narita III	1		24,527	86,956	16,759	27,060	101,182	128,242	(3,852)	2008
ProLogis Park Osaka II	1	(d)	30,630	-	206,854	42,206	195,278	237,484	(13,122)	2007
Zama Distribution Center	1		59,798	-	198,571	67,976	190,393	258,369	(2,860)	2009

Total Japan	9		357,129	389,406	706,614	406,249	1,046,900	1,453,149	(40,992)

Subtotal Asian Markets	9		357,129	389,406	706,614	406,249	1,046,900	1,453,149	(40,992)

Total Industrial Operating Properties	985		2,380,334	5,394,997	2,939,468	2,527,972	8,186,827	10,714,799	(1,589,251)

Properties Under Development
North American Markets:
United States
Chicago, Illinois
Rochelle Distribution Center	1		568	-	4,378	568	4,378	4,946	-	2010

Total Chicago, Illinois	1		568	-	4,378	568	4,378	4,946	-

I-81 Corridor, Pennsylvania
Park 33 Distribution Center	1		2,580	-	112	2,580	112	2,692	-	2010

Total I-81 Corridor, Pennsylvania	1		2,580	-	112	2,580	112	2,692	-

PROLOGIS
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2010
(In thousands of U.S. dollars, as applicable)

			Initial Cost to		Costs	Gross Amounts At Which Carried
			ProLogis		Capitalized	as of December 31, 2010
					Subsequent				Accumulated	Date of
	No. of	Encum-		Building &	To		Building &	Total	Depreciation	Construction/
Description	Bldgs.	brances	Land	Improvements	Acquisition	Land	Improvements	(a,b)	(c)	Acquisition

Los Angeles, California
Carson Distribution Center	1		15,467	-	8,465	15,467	8,465	23,932	-	2010

Total Los Angeles, California	1		15,467	-	8,465	15,467	8,465	23,932	-

New Jersey
Seacaucus Distribution Center	1		3,977	-	198	3,977	198	4,175	-	2010

Total New Jersey	1		3,977	-	198	3,977	198	4,175	-

Subtotal North American Markets:	4		22,592	-	13,153	22,592	13,153	35,745	-

European Markets:
Austria
Himberg Distribution Center	1		3,871	-	5,651	3,871	5,651	9,522	-	2010

Total Austria	1		3,871	-	5,651	3,871	5,651	9,522	-

France
Isle d’Abeau Distribution Center	1		1,708	-	10,215	1,708	10,215	11,923	-	2010
Moissy Cramayel Distribution Center	1		5,024	-	12,018	5,024	12,018	17,042	-	2010

Total France	2		6,732	-	22,233	6,732	22,233	28,965	-

Sweden
Arlanda Distribution Center	1		1,087	-	3,922	1,087	3,922	5,009	-	2010
Jonkoping Distribution Center	1		1,212	-	23,558	1,212	23,558	24,770	-	2010

Total Sweden	2		2,299	-	27,480	2,299	27,480	29,779	-

United Kingdom
Dift Distribution Center	1		10,185	-	238	10,185	238	10,423	-	2010

Total United Kingdom	1		10,185	-	238	10,185	238	10,423	-

Subtotal European Markets	6		23,087	-	55,602	23,087	55,602	78,689	-

Asian Markets:
Japan
Kawajima Park	1		50,607	-	143,240	50,607	143,240	193,847	-	2010
ProLogis Parc Tomiya II	1	(d)	12,718	-	12,694	12,718	12,694	25,412	-	2010
Takatsuki Distribution Center	1		21,085	-	134	21,085	134	21,219	-	2010
Tosu IV Distribution Center	1		10,238	-	212	10,238	212	10,450	-	2010

Total Japan	4		94,648	-	156,280	94,648	156,280	250,928	-

Subtotal Asian Markets	4		94,648	-	156,280	94,648	156,280	250,928	-

Total Properties Under Development	14		140,327	-	225,035	140,327	225,035	365,362	-

GRAND TOTAL	999		$2,520,661	$5,394,997	$3,164,503	$2,668,299	$8,411,862	$11,080,161	$(1,589,251)

Schedule III – Footnotes

(a)	Reconciliation of real estate assets per Schedule III to our Consolidated Balance Sheet as of December 31, 2010 (in thousands):

Total per schedule III	$11,080,161
Land	1,533,611
Other real estate investments	265,869

Total per consolidated balance sheet	$12,879,641	(g	)

(b)	The aggregate cost for Federal tax purposes at December 31, 2010 of our real estate assets was approximately $12,210,959,000.

(c)	Real estate assets (excluding land balances) are depreciated over their estimated useful lives. These useful lives are generally 5 to 7 years for capital improvements, 10 years for standard tenant improvements, 30 years for acquired industrial properties and 40 years for properties we develop.

Reconciliation of accumulated depreciation per Schedule III to our Consolidated Balance Sheets as of December 31, 2010 (in thousands):

Total accumulated depreciation per Schedule III	$1,589,251
Accumulated depreciation on other investments	6,427

Total per consolidated balance sheet	$1,595,678

(d)	Properties with an aggregate undepreciated cost of $3,226,344,000 secure $1,232,741,000 of mortgage notes. See Note 9 to our Consolidated Financial Statements in Item 8.

(e)	Properties with an aggregate undepreciated cost of $267,192,000 serve as collateral for a loan of the ProLogis American Industrial Fund II. See Note 6 to our Consolidated Financial Statements in Item 8.

(f)	Assessment bonds of $18,867,000 are secured by assessments (similar to property taxes) on various underlying real estate properties with an aggregate undepreciated cost of $683,595,000. See Note 9 to our Consoidated Financial Statements in Item 8.

(g)	A summary of activity for our real estate assets and accumulated depreciation for the years ended December 31 (in thousands):

	2010	2009	2008

Real estate assets:
Balance at beginning of year	$12,010,668	$12,498,513	$13,373,200
Acquisitions of operating properties, transfers of development completions from CIP and improvements to operating properties	631,860	1,840,879	4,154,685
Basis of operating properties disposed of	(1,410,511)	(1,145,256)	(3,993,178)
Change in properties under development balance	174,235	(990,217)	(807,025)
Impairment of real estate properties (1)	(400)	(193,251)	(36,942)
Assets transferred to held-for-sale	(325,691)	—	(192,227)

Balance at end of year	$11,080,161	$12,010,668	$12,498,513

Accumulated Depreciation:
Balance at beginning of year	$1,663,233	$1,581,672	$1,366,637
Depreciation expense	298,164	275,689	261,614
Balances retired upon disposition of operating properties	(337,845)	(194,128)	(40,326)
Assets transferred to held-for-sale	(34,301)	—	(6,253)

Balance at end of year	$1,589,251	$1,663,233	$1,581,672

(1)	The impairment charges we recognized in 2010, 2009, and 2008 were primarily due to our change of intent to no longer hold these assets for long-term investment. See Note 14 to our Consolidated Financial Statements in Item 8 for more information related to our impairment charges.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS

By:	/s/ WALTER C. RAKOWICH
Walter C. Rakowich
Chief Executive Officer and Trustee

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WALTER C. RAKOWICH Walter C. Rakowich	Chief Executive Officer and Trustee	February 25, 2011

/s/ WILLIAM E. SULLIVAN William E. Sullivan	Chief Financial Officer	February 25, 2011

/s/ LORI A. PALAZZOLO Lori A. Palazzolo	Senior Vice President and Chief Accounting Officer	February 25, 2011

/s/ STEPHEN L. FEINBERG Stephen L. Feinberg	Chairman of the Board of Trustees	February 25, 2011

/s/ GEORGE L. FOTIADES George L. Fotiades	Trustee	February 25, 2011

/s/ CHRISTINE N. GARVEY Christine N. Garvey	Trustee	February 25, 2011

/s/ LAWRENCE V. JACKSON Lawrence V. Jackson	Trustee	February 25, 2011

/s/ DONALD P. JACOBS Donald P. Jacobs	Trustee	February 25, 2011

/s/ IRVING F. LYONS III Irving F. Lyons III	Trustee	February 25, 2011

/s/ D. MICHAEL STEUERT D. Michael Steuert	Trustee	February 25, 2011

/s/ J. ANDRÉ TEIXEIRA J. André Teixeira	Trustee	February 25, 2011

/s/ ANDREA M. ZULBERTI Andrea M. Zulberti	Trustee	February 25, 2011

Certain of the following documents are filed herewith. Certain other of the following documents that have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

Exhibit
Number		Description

1.1	—	Sales Agreement dated February 27, 2007, between ProLogis and Cantor Fitzgerald & Co. (incorporated by reference to exhibit 1.1 to ProLogis’ Form 10-K for the year ended December 31, 2006).
1.2	—	Equity Distribution Agreement, dated March 29, 2010, among ProLogis, Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated (incorporated by reference to exhibit 1.1 to ProLogis’ Form 8-K filed on March 29, 2010).
2.1	—	Agreement and Plan of Merger, dated January 30, 2011, by and among ProLogis, New Pumpkin Inc., Upper Pumpkin LLC, Pumpkin LLC, AMB Property Corporation and AMB Property, L.P. (incorporated by reference to exhibit 2.1 to ProLogis’ Form 8-K filed on February 1, 2011).
3.1	—	Articles of Amendment and Restatement of Declaration of Trust of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 1999).
3.2	—	Certificate of Amendment, dated as of May 22, 2002, to Amended and Restated of Declaration of Trust of ProLogis (incorporated by reference to exhibit 99.1 to ProLogis’ Form 8-K dated May 30, 2002).
3.3	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of May 19, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on May 20, 2005).
3.4	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of July 12, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on July 13, 2005).
3.5	—	Articles of Amendment to Amended and Restated Declaration of Trust of ProLogis dated as of February 27, 2009 (incorporated by reference to exhibit 3.5 to ProLogis’ Form 10-K for the year ended December 31, 2008).
3.6	—	Amended and Restated Bylaws of ProLogis dated as of March 15, 2005 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 21, 2005).
3.7	—	Amendment to Amended and Restated Bylaws, dated as of March 15, 2006 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on March 17, 2006).
3.8	—	Amendment to Amended and Restated Bylaws, dated as of December 9, 2008 (incorporated by reference to exhibit 3.1 to ProLogis’ Form 8-K filed on December 12, 2008).
3.9	—	Articles Supplementary Classifying and Designating the Series F Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.2 to ProLogis’ Form 8-K dated December 24, 2003).
3.10	—	Articles Supplementary Classifying and Designating the Series G Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K dated December 24, 2003).
3.11	—	Articles Supplementary Reclassifying and Designating Shares of Beneficial Interest of ProLogis as Common Shares of Beneficial Interest (incorporated by reference to exhibit 3.2 to ProLogis’ Form 8-K filed on July 13, 2005).
4.1	—	Form of share certificate for common shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.4 to ProLogis’ registration statement No. 33-73382).
4.2	—	Form of share certificate for Series C Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.3	—	Form of share certificate for Series F Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated November 26, 2003).
4.4	—	Form of share certificate for Series G Cumulative Redeemable Preferred Shares of Beneficial Interest of ProLogis (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated December 24, 2003).
4.5	—	ProLogis Trust Employee Share Purchase Plan, as amended and restated (incorporated by reference to exhibit 4.27 to ProLogis’ Form S-8, dated September 27, 2001).
4.6	—	Indenture, dated as of March 1, 1995, between ProLogis and State Street Bank and Trust Company, as Trustee (incorporated by reference to Exhibit 4.9 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.7	—	First Supplemental Indenture, dated as of February 9, 2005, by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ Form 8-K dated February 9, 2005).
4.8	—	Second Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.1 to ProLogis’ Form 8-K filed on November 4, 2005).
4.9	—	Third Supplemental Indenture dated as of November 2, 2005 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to Exhibit 4.2 to ProLogis’ Form 8-K filed on November 4, 2005).
4.10	—	Fourth Supplemental Indenture dated as of March 26, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on March 26, 2007).

4.11	—	Fifth Supplemental Indenture dated as of November 8, 2007 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on November 7, 2007).
4.12	—	Sixth Supplemental Indenture dated as of May 7, 2008 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 10-Q for the quarter ended June 30, 2008).
4.13	—	Seventh Supplemental Indenture dated as of May 7, 2008 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.2 to ProLogis’ form 10-Q for the quarter ended June 30, 2008).
4.14	—	Eighth Supplemental Indenture dated as of August 14, 2009 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on August 14, 2009).
4.15	—	Ninth Supplemental Indenture dated as of October 1, 2009 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on October 2, 2009).
4.16	—	Tenth Supplemental Indenture dated as of March 16, 2010 by and between ProLogis and U.S. Bank National Association, as Trustee (as successor in interest to State Street Bank and Trust Company) (incorporated by reference to exhibit 4.1 to ProLogis’ form 8-K filed on March 16, 2010).
4.17	—	9.34% Note due March 1, 2015 (incorporated by reference to exhibit 4.8 to ProLogis’ Form 10-K for the year ended December 31, 1994).
4.18	—	7.875% Note due May 15, 2009 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K dated May 9, 1995).
4.19	—	8.65% Note due May 15, 2016 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 10-Q for the quarter ended June 30, 1996).
4.20	—	7.81% Medium-Term Notes, Series A, due February 1, 2015 (incorporated by reference to exhibit 4.17 to ProLogis’ Form 10-K for the year ended December 31, 1996).
4.21	—	7.625% Note due July 1, 2017 (incorporated by reference to exhibit 4 to ProLogis’ Form 8-K dated July 11, 1997).
4.22	—	Form of 5.50% Promissory Note due March 1, 2013 (incorporated by reference to exhibit 4.26 to ProLogis’ Form 10-K for the year ended December 31, 2002).
4.23	—	Form of 2.25% Convertible Notes due 2037 (incorporated by reference to exhibit 10.3 to ProLogis’ 10-Q for the quarter ended March 31, 2007).
4.24	—	7.625% Note due August 15, 2014 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K filed on August 14, 2009).
4.25	—	7.375% Note due October 30, 2019 (incorporated by reference to exhibit 4.2 to ProLogis’ Form 8-K filed on October 30, 2009).
4.26	—	7.375% Note due October 30, 2019 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K filed on October 30, 2009).
4.27	—	3.25% Convertible Senior Note due March 15, 2015 (incorporated by reference to exhibit 4.3 to ProLogis’ Form 8-K filed March 12, 2010).
4.28	—	6.250% Note due March 15, 2017 (incorporated by reference to exhibit 4.4 to ProLogis’ Form 8-K filed March 12, 2010).
4.29	—	6.875% Note due March 15, 2020 in the principal amount of $300 million (incorporated by reference to exhibit 4.5 to ProLogis’ Form 8-K filed March 12, 2010).
4.30	—	6.875% Note due March 15, 2020 in the principal amount of $500 million (incorporated by reference to exhibit 4.6 to ProLogis’ Form 8-K filed March 12, 2010).
10.1	—	Agreement of Limited Partnership of ProLogis Limited Partnership-I, dated as of December 22, 1993, by and among ProLogis, as general partner, and the limited partners set forth therein (incorporated by reference to exhibit 10.4 to ProLogis’ Registration Statement No. 33-73382).
10.2	—	Agreement of Limited Partnership of Meridian Realty Partners, L.P. (incorporated by reference to exhibit 99.1 to ProLogis’ Registration Statement No. 333-86081).
10.3	—	Amended and Restated Agreement of Limited Partnership of ProLogis Fraser, L.P. dated as of August 4, 2004 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2004).
10.4	—	Form of Indemnification Agreement entered into between ProLogis and its Trustees and executive officers (incorporated by reference to exhibit 10.16 to ProLogis’ Registration Statement No. 33-73382).
10.5	—	Indemnification Agreement between ProLogis and each of its independent Trustees (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 1995).
10.6	—	Declaration of Trust for the benefit of ProLogis’ independent Trustees (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 1995).

10.7		—	Amended and Restated Security Agency Agreement dated as of October 6, 2005, among Bank of America, N.A., as global administrative agent under the Global Senior Credit Agreement referred to therein, certain other creditors of ProLogis and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.2 to ProLogis’ Form 8-K filed on November 4, 2005).
10.8		—	Amendment and Supplement No 1 dated as of August 21, 2009 to the Amended And Restated Security Agency Agreement dated as of October 6, 2005 among Bank of America, N.A., as Global Administrative Agent on behalf of the Global Lenders defined therein, certain Other Creditors of ProLogis and Bank of America, as Collateral Agent (incorporated by reference to Exhibit 10.2 to ProLogis Form 8-K filed on August 26, 2009).
10.9		—	Amendment and Supplement No. 2 dated as of March 12, 2010 to the Amended and Restated Security Agency Agreement dated as of October 6, 2005 among Bank of America, N.A., as Global Administrative Agent on behalf of the Global Lenders (as defined therein), certain Other Creditors of ProLogis and Bank of America, N.A., as Collateral Agent (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed March 12, 2010).
10.10		—	Third Amendment to Global Senior Credit Agreement dated as of August 21, 2009 among ProLogis and certain affiliate borrowers, as borrowers, Bank of America, N.A., as Global Administrative Agent, Collateral Agent, U.S. Funding Agent, U.S. Swing Line Lender, and a U.S. L/C Issuer, Bank of America, N.A., acting through its Canada branch, as Canadian Funding Agent and a Canadian L/C Issuer, ABN Amro Bank N.V., as Euro Funding Agent, Euro Swing Line Lender, and a Euro L/C issuer, Sumitomo Mitsui Banking Corporation, as a Global Co-Syndication Agent, Yen Funding Agent, KRW Funding Agent, and a Yen L/C Issuer, The Royal Bank of Scotland plc and JPMorgan Chase Bank, N.A., as Global Co-Syndication Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to ProLogis Form 8-K filed on August 26, 2009).
10.11		—	Fourth Amendment to Global Senior Credit Agreement, dated as of June 30, 2010 among ProLogis, the other Loan Parties listed on the signature pages thereto, the Lenders signatory thereto, Bank of America, N.A., as Global Administrative Agent, Collateral Agent, U.S. Funding Agent, U.S. Swing Line Lender, and a U.S. L/C Issuer, Bank of America, N.A., acting through its Canada branch, as Canadian Funding Agent and a Canadian L/C Issuer, the Royal Bank of Scotland PLC (successor to ABN AMRO Bank N.V.), as a Global Co-Syndication Agent, ABN AMRO Bank, N.V., as Euro Funding Agent, Euro Swing Line Lender, and a Euro L/C Issuer, and Sumitomo Mitsui Banking Corporation, as a Global Co-Syndication Agent, Yen Funding Agent, KRW Funding Agent, and a Yen L/C Issuer (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on July 6, 2010).
10.12		—	Fifth Amendment and Waiver to Global Senior Credit Agreement, dated as of January 31, 2011 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on February 4, 2011).
10.13		—	1999 Dividend Reinvestment and Share Purchase Plan (incorporated by reference to the Prospectus filed January 5, 2007 pursuant to Rule 424(b)(3) with respect to Registration Statement No. 333-102166).
10	.14*	—	ProLogis 2000 Share Option Plan for Outside Trustees (as Amended and Restated Effective as of December 31, 2009) (incorporated by reference to exhibit 10.13 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.15*	—	ProLogis Trust 1997 Long-Term Incentive Plan (as Amended and Restated Effective as of September 26, 2002 (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K dated February 19, 2003).
10	.16*	—	First Amendment of ProLogis 1997 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on May 19, 2010).
10	.17*	—	ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.2 to ProLogis’ Form 8-K filed on June 2, 2006).
10	.18*	—	First Amendment of ProLogis Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended March 31, 2010).
10	.19*	—	Second Amendment of ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to ProLogis’ Form 8-K filed on May 19, 2010).
10	.20*		Third Amendment of the ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended September 30, 2010).
10	.21*	—	ProLogis Nonqualified Savings Plan (as Amended and Restated effective as of December 31, 2009) (incorporated by reference to exhibit 10.16 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.22*	—	ProLogis Executive Deferred Compensation Plan (effective as of December 31, 2009) (incorporated by reference to exhibit 10.17 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.23*	—	ProLogis Deferred Fee Plan for Trustees (As Amended and Restated Effective as of May 14, 2010) (incorporated by reference to exhibit 10.3 to ProLogis’ Form 8-K filed on May 19, 2010).
10	.24*	—	Third Amended and Restated Employment Agreement, dated January 7, 2009, entered into between ProLogis and Walter C. Rakowich (incorporated by reference to exhibit 10.19 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.25*	—	Employment Agreement made and entered into on January 30, 2011 and effective as of January 1, 2012, by and between Walter C. Rakowich and ProLogis.

10	.26*	—	Amended and Restated Employment Agreement, effective as of December 31, 2009, entered into between ProLogis and Ted R. Antenucci (incorporated by reference to exhibit 10.20 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.27*	—	Form of Executive Protection Agreements entered into between ProLogis and Edward S. Nekritz and William E. Sullivan, effective as of December 31, 2009 (incorporated by reference to exhibit 10.23 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10	.28*	—	Letter Agreement, dated January 30, 2011, from ProLogis to William E. Sullivan.
10	.29*	—	Letter Agreement, dated January 30, 2011, from ProLogis to Edward S. Nekritz.
10	.30*	—	Advisory Agreement, dated May 15, 2007, entered into between ProLogis and K. Dane Brooksher (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 2007).
10.31		—	Master Implementation Agreement, dated December 23, 2008, entered into between ProLogis and Reco China Logistics Pte Ltd, relating to the sale and purchase of ProLogis’ interest in: (i) PRC Holdco; (ii) the Japan Trusts; (iii) Master Lessees; (iv) Barbados Managementco; (v) HK Managementco; (vi) Barbados Targetcos; (vii) Targetco (each as defined therein) (incorporated by reference to exhibit 10.29 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.32		—	Supplemental Agreement, dated February 9, 2009, entered into between ProLogis and Reco China Logistics Pte Ltd (incorporated by reference to exhibit 10.30 to ProLogis’ Form 10-K for the year ended December 31, 2008).
10.33		—	Transfer and Registration rights Agreement, dated as of December 22, 1993, among ProLogis and the persons set forth therein (incorporated by reference to exhibit 10.10 to ProLogis’ registration statement no. 33-73382)
10	.34*	—	Form of Non Qualified Share Option Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.25 to ProLogis’ Form 10-K for the year ended December 31, 2009).
10	.35*	—	Form of Restricted Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.26 to ProLogis’ Form 10-K for the year ended December 31, 2009).
10	.36*	—	Form of Performance Share Award Terms; ProLogis 2006 Long-Term Incentive Plan (incorporated by reference to exhibit 10.27 to ProLogis’ Form 10-K for the year ended December 31, 2009).
10	.37*	—	Summary of Outside Trustees Compensation (incorporated by reference to exhibit 10.1 to ProLogis’ Form 10-Q for the quarter ended June 30, 2010).
12.1		—	Statement re: Computation of Ratio of Earnings to Fixed Charges.
12.2		—	Statement re: Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends.
21.1		—	Subsidiaries of ProLogis.
23.1		—	Consent of KPMG LLP.
31.1		—	Certification of Chief Executive Officer.
31.2		—	Certification of Chief Financial Officer.
32.1		—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		—	Registration Rights Agreement dated February 9, 2007, between ProLogis and each of the parties identified therein (incorporated by reference to exhibit 99.10 to ProLogis’ Form 10-K for the year ended December 31, 2006).
101	. INS**	—	XBRL Instance Document
101	. SCH**	—	XBRL Taxonomy Extension Schema
101	. CAL**	—	XBRL Taxonomy Extension Calculation Linkbase
101	. DEF**	—	XBRL Taxonomy Extension Definition Linkbase
101	. LAB**	—	XBRL Taxonomy Extension Label Linkbase
101	. PRE**	—	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.