Form 10-K/A
period 2010-12-31
PROLOGIS
filed 2011-03-28
CIK 899881

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1
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
DOCUMENTS INCORPORATED BY REFERENCE
NONE

Explanatory Note
This Annual Report on Form 10-K for ProLogis for the year ended December 31, 2010 is being amended to include the information required under Part III, Items 10-14, as noted below, and Part IV, Item 15 to refurnish Exhibit 101 — Interactive Data File including Statement III — Real Estate and Accumulated Depreciation.

Page
Part III
Item 10. Directors, Executive Officers and Corporate Governance	3
Item 11. Executive Compensation	5
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13. Certain Relationships and Related Transactions, and Director Independence	39
Item 14. Principal Accounting Fees and Services	40
Part IV
Item 15. Exhibits, Financial Statement Schedules	41
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Trustees and Executive Officers
     Our Board of Trustees consists of 10 trustees, including Walter C. Rakowich, our chief executive officer. In addition to Mr. Rakowich, we have three other executive officers: Ted R. Antenucci, William E. Sullivan, and Edward S. Nekritz. Information required by this item with respect to Messrs. Antenucci, Sullivan, and Nekritz is incorporated herein by reference to the description under Item 1. Our Management—Executive Committee. Information with respect to our trustees, including Mr. Rakowich, is presented below. Each of our trustees, other than Mr. Rakowich, is independent under the requirements of the New York Stock Exchange (NYSE) listing standards.
Stephen L. Feinberg. Chairman of the Board of Trustees since November 2008 and Trustee since January 1993

Mr. Feinberg, 66, has been Chairman of the Board of Trustees and Chief Executive Officer of Dorsar Investment Company, a diversified holding company with interests in real estate and venture capital, since 1970. Mr. Feinberg has extensive experience in executive management, strategic planning, private sector real estate management, and public sector investment management.

George L. Fotiades. Trustee since December 2001

Mr. Fotiades, 57, has been Chairman, healthcare practice of Diamond Castle Holdings, a private equity investment firm, since April 2007. Mr. Fotiades was Chairman of Catalent Pharma Solutions, Inc., a provider of advance technologies for pharmaceutical, biotechnology and consumer health companies from June 2007 to February 2010 and he was President and Chief Operating Officer of Cardinal Health, Inc., a provider of services supporting the health care industry, from February 2004 to May 2006. He serves on the Board of Directors of Alberto Culver Company and Cantel Medical Corporation. Mr. Fotiades has extensive experience in finance, strategic planning, executive compensation, marketing, and global executive management.

Christine N. Garvey. Trustee since September 2005

Ms. Garvey, 65, retired from Deutsche Bank AG, a global investment bank in May 2004. From May 2001 to May 2004, Ms. Garvey served as Global Head of Corporate Real Estate Services at Deutsche Bank AG London. She serves on the Board of Directors of MPG Office Trust, HCP Inc., and Toll Brothers Inc. Ms. Garvey was a member of the Board of Directors of Catellus Development Corporation when it was merged with and into a subsidiary of ProLogis in September 2005 and previously served on the Board of Directors of UnionBanCal Corp and Hilton Hotels Corporation. Ms. Garvey has extensive experience in real estate investments, strategic planning, corporate finance, and legal issues and, through her service on audit committees of public companies, audit and accounting experience.

Lawrence V. Jackson. Trustee since March 2008

Mr. Jackson, 57, is Chairman and Chief Executive Officer of Source Mark, LLC, a medical and surgical supply manufacturer, and Senior Advisor with New Mountain Capital, LLC, a private equity fund. He was President and Chief Executive Officer, Global Procurement of Wal-Mart Stores, Inc. (Wal-Mart), an international retailer, from April 2006 to February 2007 and, prior to that role, he was Executive Vice President and Chief People Officer of Wal-Mart. He serves on the Board of Directors of Assurant Inc. and Constar International, Inc. Mr. Jackson has extensive executive experience in human capital, retail sales, procurement, and global operations.

Donald P. Jacobs. Trustee since February 1996

Mr. Jacobs, 83, is the Gaylord Freeman Distinguished Professor of Banking and Dean Emeritus of the Kellogg School of Management and has been a member of its faculty since 1957. He serves as an advisor to and is Director Emeritus of Terex Corporation. Mr. Jacobs previously served on the board of CDW Corporation. Mr. Jacobs brings a unique perspective to our board in the areas of corporate governance, economics, public policy, finance, and risk assessment.

Irving F. Lyons III. Trustee since September 2009

Mr. Lyons, 61, has been a Principal with Lyons Asset Management, a private investment firm since January 2005. Mr. Lyons served as ProLogis’ Chief Investment Officer from 1997 to 2004 and also served as President from 1999 to 2001. He was with ProLogis in various capacities from 1996 until his retirement in 2004. Mr. Lyons previously served as a trustee of ProLogis from March 1996 to May 2006. He serves on the Board of Directors of BRE Properties, Inc. and Equinix, Inc. Mr. Lyons has extensive experience in real estate investments and management and his previous roles with ProLogis provide unique insight into our business model and strategy, as well as our operations and markets.

Walter C. Rakowich. Trustee since November 2008

Mr. Rakowich, 53, has been Chief Executive Officer of ProLogis since November 2008. Mr. Rakowich was ProLogis’ President and Chief Operating Officer from January 2005 to November 2008 and served as Managing Director and ProLogis’ Chief Financial Officer from December 1998 to September 2005. Mr. Rakowich has been with ProLogis in various capacities since July 1994. Prior to joining ProLogis, Mr. Rakowich was a consultant to ProLogis in the area of due diligence and acquisitions, and he was a partner with Trammell Crow Company, a diversified commercial real estate company in North America. Mr. Rakowich served as a trustee of ProLogis from August 2004 to May 2008 and was reappointed as a trustee in November 2008. Mr. Rakowich’s day-to-day leadership of ProLogis provides our board of trustees with intimate knowledge of our business model and strategy, as well as our operations. Further, his previous role as our chief financial officer provides him with corporate finance and accounting expertise.

D. Michael Steuert. Trustee since September 2003

Mr. Steuert, 62, has been Senior Vice President and Chief Financial Officer of Fluor Corporation, a publicly traded engineering and construction firm, since 2001. He serves on the Board of Directors of Weyerhaeuser Corporation. Mr. Steuert has extensive experience in corporate finance, accounting, and strategic planning.

J. André Teixeira. Trustee since February 1999

Mr. Teixeira, 58, is a founding partner and President of eemPOK, a management consulting firm in Brussels. Mr. Teixeira also served as President of eemPOK from June 2005 to January 2007. From January 2007 to June 2010, Mr. Teixeira was the Vice President, International Research and Development, of Campbell Soup Company, a global manufacturer and marketer of convenience food products, and he was Chairman and Senior Partner with BBL Partners, a consulting and trading company in Russia, from January 2002 to July 2006. Mr. Teixeira has extensive experience in international operations and relations, strategic planning, and sales and marketing.

Andrea M. Zulberti. Trustee since May 2005

Ms. Zulberti, 59, retired in August 2003 as a Managing Director for Barclays Global Investors (BGI), a global investment management firm (now Blackrock Inc.). Ms. Zulberti held various positions at BGI starting in 1989 and was Head of Global Operations/Global Chief Administrative Officer from 2000 until her retirement. She serves on the Board of Directors of Synnex Corporation. Ms. Zulberti has extensive experience in corporate finance, accounting, risk management, international operations, and strategic planning.
     Communicating with Trustees. You can communicate with any of the trustees, individually or as a group, by writing to them in care of Edward S. Nekritz, Secretary, ProLogis, 4545 Airport Way, Denver, Colorado 80239. All communications should prominently indicate on the outside of the envelope that they are intended for the full board, for outside trustees only, or for any particular group or member of the board. Each communication intended for the board and received by the secretary that is related to the operation of the company and is not otherwise commercial in nature will be forwarded to the specified party following its clearance through normal security procedures. The outside trustees will be advised of any communications that were excluded through normal security procedures, and they will be made available to any outside trustee who wishes to review them.
     Leadership Structure of the Board of Trustees. Currently, we have split the roles of chairman of the board and chief executive officer. Our chairman of the board, Mr. Feinberg, is an outside trustee (meaning he is not an officer or employee of ProLogis). Our chief executive officer is Mr. Rakowich. The board believes that the current leadership structure is appropriate at this time based on the board’s understanding of corporate governance best practice. The board does not have a policy specifying a particular leadership structure as it believes that it should have the flexibility to choose the appropriate structure as circumstances change. Our outside trustees meet in regular executive sessions without management being present. The chair of these executive sessions is Mr. Feinberg. Since our chairman is an outside trustee, we do not have a lead trustee.

Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), requires our trustees, certain officers, and certain beneficial owners of our common shares to file reports of holdings and transactions in our common shares with the Securities and Exchange Commission (SEC) and the NYSE. Except as provided in the next sentence, based on our records and other information available to us, we believe that, in 2010, all of the above persons and entities met all applicable SEC filing requirements. Messrs. Rakowich, Antenucci, Sullivan, Nekritz, and Teixeira each failed to file on a timely basis in 2010 one Form 4 each pertaining to one transaction. Additionally, Mr. Jeffrey Finnin, our chief accounting officer during 2010, failed to file on a timely basis in 2010 one Form 4 pertaining to one transaction.
Corporate Governance and Code of Ethics and Business Conduct
     ProLogis remains committed to furthering meaningful corporate governance practices and maintaining a business environment of uncompromising integrity. We continue to implement this commitment through, among other things, our governance policies and compliance with the Sarbanes-Oxley Act of 2002 and the rules of the NYSE. Our board has formalized several policies, procedures, and standards of corporate governance that are reflected in our governance guidelines.
     We have also adopted a code of ethics and business conduct that applies to all employees and trustees entitled “A Commitment to Excellence and Integrity.” Our code details the expected behavior of all employees in routinely applying our institutional and personal values of honesty, integrity, and fairness to everything we do at ProLogis. The code outlines in great detail the key principles of ethical conduct expected of ProLogis employees, officers, and trustees, including matters related to conflicts of interest, use of company resources, fair dealing, and financial reporting and disclosure. The code establishes formal procedures for reporting illegal or unethical behavior to the ethics administrator and permits employees to report on a confidential or anonymous basis if desired, any concerns about the company’s accounting, internal accounting controls, or auditing matters. Employees may contact the ethics administrator by e-mail, in writing, or by calling a toll-free telephone number. The chair of our audit committee receives notification of all such reports.
     Our governance guidelines, together with any future changes, and our code of ethics and business conduct, together with any future changes or any waivers required to be disclosed, can be viewed on our website at http://ir.prologis.com/governance.cfm. In addition, copies of our code of ethics and business conduct can be obtained, free of charge, upon written request to Edward S. Nekritz, Secretary, ProLogis, 4545 Airport Way, Denver, Colorado 80239.
Board of Trustees Committees
     Our board of trustees currently has five separately-designated standing committees: audit committee, board governance and nomination committee, management development and compensation committee, investment and finance committee, and corporate responsibility committee. These committees make regular reports to the board of trustees. Each of the committee’s responsibilities are stated more fully in their respective charters, all of which can be viewed, together with any future changes, on our website at http://ir.prologis.com/governance.cfm. In addition, copies of the charter can be obtained by any shareholder, free of charge, upon written request to Edward. S. Nekritz, Secretary, ProLogis, 4545 Airport Way, Denver, Colorado 80239.
     Audit Committee. The audit committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the audit committee are trustees Garvey, who chairs the committee, Fotiades, Jacobs, Steuert, and Zulberti, each of whom is independent under the NYSE listing standards. This committee’s purpose is to be an informed, vigilant, and effective overseer of our financial accounting and reporting processes. The board has determined that three members of the audit committee qualify as audit committee financial experts within the meaning of the SEC regulations (Ms. Garvey, Mr. Steuert, and Ms. Zulberti) and all members are financially literate.
Item 11. Executive Compensation
Compensation Discussion and Analysis
     This Compensation Discussion and Analysis describes for our shareholders our material compensation policies and practices generally, as well as their application to the compensation awards and decisions made with respect to 2010 for our named executive officers. Our named executive officers for 2010 were: Walter C. Rakowich, chief executive officer, Ted R. Antenucci, president and chief investment officer, William E. Sullivan, chief financial officer, and Edward S. Nekritz, general counsel, head of global strategic risk management, and secretary.
     This discussion should be read in conjunction with the other compensation information presented in this Item 11, specifically the tables and narratives that follow. While the following discussion primarily focuses on the 2010 information that is presented in the accompanying tables and narratives, it also addresses decisions that were taken in other periods to the extent that these decisions are relevant to the full understanding of the compensation decisions for 2010. This discussion should also be read in conjunction with the discussion of our business in Item 1. Business, including the discussion of the proposed merger with AMB Property Corporation (AMB). Compensation-related decisions associated with the potential merger with AMB are discussed below and also in the narrative discussion that follows the Grants of Plan-Based Awards for Fiscal Year 2010 table and under Potential Payments Upon Termination or Change in Control.
• Compensation Philosophy
     Our compensation philosophy is to:
•	provide the level of total compensation necessary to attract, retain, and motivate highly competent executives upon whose judgment, initiative, leadership, and continued efforts our success depends;

•	reinforce strategic performance objectives through the use of incentive compensation programs, including both cash and equity components;

•	align the interests of our executives and our shareholders through compensation structures that, we believe, promote the appropriate balance between rewards and risks of strategic decision-making;

•	provide our executives with a compensation program that is equitable and internally consistent, as well as being competitive with the market; and

•	encourage executives to make long-term career commitments to us and our shareholders.
     Although portions of our compensation program are performance-based, we do not believe that any risks arising from our compensation policies and practices for our employees would be reasonably likely to have a material adverse effect on the company.
     Generally, our compensation program employs common elements across our senior management team, including our named executive officers. Differentiation is achieved primarily by the size of the award rather than by the type of award. This approach aligns the objectives of senior management while providing a fair and transparent program that can be easily understood across management levels. Our compensation structure is straightforward and primarily consists of a cash component (base salary and target cash bonus) and a long-term equity component. Additionally, our compensation program includes certain benefits (broad-based, senior level, and change in control). We do not maintain a post-retirement benefit plan for our employees but we do have a 401(k) Plan for all full-time employees. We also have deferred compensation plans available for certain employees, including the named executive officers. We do not generally enter into employment agreements with employees, however, we do have change in control or executive protection agreements with certain of the senior management team (including Mr. Sullivan and Mr. Nekritz) and we currently have employment agreements in place with Mr. Rakowich and Mr. Antenucci. The employment agreements are described in more detail in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table and certain provisions of the employment and executive protection agreements are described under Potential Payments Upon Termination or Change in Control.
• Compensation Administration
     Our management development and compensation committee, referred to as the compensation committee, administers our executive compensation program. Periodically, the compensation committee reviews the elements of compensation for our senior management team, including our named executive officers, which includes an evaluation of the program’s effectiveness with respect to our ability to hire, retain, and motivate key employees, as well as through our ability to create long-term shareholder value. Generally, this review involves input from the independent compensation consultant retained by the committee, as well as advice from our chief executive officer (except with respect to his own compensation) and certain members of management.
     The compensation committee undertook a review of the performance of its independent compensation consultant in 2009. As part of this process, the committee interviewed several independent compensation consulting firms, including Frederic W. Cook & Co.

(FW Cook), who at that time was serving in that capacity. After completing the review process, the committee decided to retain FW Cook as its independent compensation consultant to assist in assessing our compensation programs for our senior management team, including the named executive officers. FW Cook continued in that role throughout 2010. FW Cook works with management only under the direction of the compensation committee, receives no compensation from the company other than for its work in advising the compensation committee, and maintains no other economic relationships with the company.
• Components of Compensation for Named Executive Officers
     Primary Components. Compensation for the named executive officers primarily comprises these components: base salary, target cash bonus, long-term equity awards, and benefits (broad-based, senior level, and change in control). Each element is described in more detail with respect to the purpose, payment terms, and criteria for award in the following table.

Compensation Component	Description and Principal Contribution to Compensation Objectives	2010 Highlights for Named Executive Officers
Base Salary
•     Bi-weekly fixed cash payments that provide a basic level of annual compensation necessary to attract and retain key talent.

•     Salary levels for each executive are based on the specific roles and responsibilities of the position and ongoing individual performance.
• The annual base salaries for the named executive officers for 2010 were set at the February 2010 compensation committee meeting. • The 2010 base salary levels were the same as the 2009 levels.

Target Cash Bonus
•     Variable component of annual compensation (target level is set annually).

•     Final award is based on performance versus previously determined company and individual performance goals and objectives.

•     Intended to motivate and reward executives for company and individual performance.

•     Annual cash payment, generally in February for the preceding completed fiscal year.

•     The target levels of the cash bonuses for the named executive officers for 2010 were set at the February 2010 compensation committee meeting.

•     The 2010 target levels for the cash bonuses were the same as the 2009 levels.

•     As described in more detail below, the compensation committee used more objective performance measures in evaluating and assessing the performance of the named executive officers for purposes of determining their earned cash bonus for 2010.

•     For 2010, the compensation committee determined that 2010 performance warranted payment of bonuses at 100% of the target level for each of the named executive officers.

Long-Term Equity Awards
•     Provide long-term incentives to employees through annual grants with a varying mix of award types (currently awards consisting of 50% restricted share units (RSUs) and 50% performance share awards (PSAs)).

•     PSAs are awarded at a target level that is set annually with the ability to earn a percentage of the target based on performance versus previously determined company and individual performance goals and objectives.

•     Equity awards are generally paid in shares under vesting provisions that are contingent on continued employment (currently awards have three-year vesting or continued service periods); awards earn cash dividends or dividend equivalent units (DEUs) while outstanding.

•     Intended to motivate and reward certain employees for

•     In January 2010 (February 2010 for Mr. Rakowich), each named executive officer received a grant of RSUs (50%) and target PSAs (50%) with a performance period that ended on December 31, 2010. The RSUs have a three-year vesting period. The earned PSAs are vested over three years (which includes the performance period).

•     In January 2011, the compensation committee, using the same performance measures as were used to determine the annual cash bonuses and as described below, determined that 100% of the PSAs granted in 2010 were earned.

•     In January 2011, 34% of the RSUs granted in 2010 and 34% of the earned PSAs were paid in shares and the remainder will vest in two equal annual installments in January 2012 and 2013.

      contributions toward achievement of our long-term objectives and individual performance.

•     In addition to annual grants, long-term equity awards may be granted for special purposes in connection with recruitment efforts, for retention purposes, or to incentivize key employees. Vesting terms will vary and are designed to meet underlying objectives.

Broad-based Benefits
•     Provide health and financial protection to employees and consist of:

•     Health benefits with costs shared by us and the employee;

•     Insurance (life insurance, accidental death and dismemberment insurance, and disability insurance) with costs shared by us and the employee or paid solely by the employee; and

•     Matching contributions to the 401(k) Plan (50 cents for every dollar contributed by the employee up to 6% of the employee’s annual compensation).
• No changes were made to our broad-based benefits programs in 2010.

Senior-level Benefits
•     Provided to certain employees to allow us to be competitive in attracting, retaining, and motivating high-quality competent employees and consist of:

•     Deferred compensation plans;

•     Perquisites and personal benefits—generally consist of an annual health examination, airline club memberships, and home office equipment and supplies; and

•     Relocation benefits—offered to encourage certain employees to accept employment with us and/or relocate based on job requirements after joining the company.

•     No changes were made to our senior-level benefits programs in 2010.

•     None of the named executive officers participated in our deferred compensation plans during 2010.

•     Additional information on perquisites provided to our named executive officers and relocation benefits provided to Mr. Sullivan is provided in the Summary Compensation Table for Fiscal Year 2010.

Change in Control Benefits
•     Benefits provided upon loss of, or change in, employment following a change in control (involuntary termination without cause or voluntary termination for good reason (constructive discharge)); which, in addition to providing a fair and reasonable severance in connection with a change in control, serves the best interests of the shareholders by:

•     providing for continuity of the management team’s services during a threatened or actual change in control, as well as providing for their best efforts over a change in control period; and

•     increasing the objectivity of the management team in analyzing a proposed change in control and advising the board whether such a proposal is in the best interests of the company and its shareholders.

•     No changes were made to our change in control benefits, as outlined in each executive’s employment agreement or executive protection agreement, in 2010.

•     Potential payments under a change in control did not materially affect discussion concerning other compensation elements.

•     The change in control benefits were changed in 2011 as a result of amendments to certain agreements in connection with the proposed merger with AMB.

•     The change in control benefits and the agreements that provide for these benefits are discussed in more detail below under Potential Payments Upon Termination or Change in Control, including information on the amended agreements.

•     Change in control benefits are provided on a “double-trigger” basis, meaning that benefits are only received: (i) after a change in control and (ii) if the employee is impacted by the event either through a modification in employment terms (constructive discharge) or through the loss of employment (involuntary termination without cause). Such benefits include:

•     Cash payments generally determined by applying a factor to salary and/or target cash bonus levels based on employment or executive protection agreements.

•     Accelerated vesting of unvested awards available to named executive officers and other participants in the ProLogis 2006 Long-Term Incentive Plan.

     Other Components of Compensation Program. Additionally, our compensation program includes:
•	Recoupment Policy: Our board has adopted a recoupment policy which provides that, in the event of a substantial restatement of our previously issued financial statements, a review will be undertaken by the board of performance-based compensation awarded to certain officers that was attributable to our financial performance during the time periods restated. The board will determine whether the restated results would have resulted in the same performance-based compensation for such officers. If not, the board will consider: (i) whether the restatement was the result of error or misconduct; (ii) the amount of additional compensation paid to the relevant officers as a result of the previously issued financial statements; (iii) the best interests of the company in the circumstances; and (iv) any other relevant facts or circumstances the board deems appropriate for consideration. If the board determines that an officer was improperly compensated and that it is in our best interests to recover or cancel such compensation, the board will pursue all reasonable legal remedies to recover or cancel such performance-based compensation. The policy further provides that if the board learns of any misconduct by certain officers that caused the restatement, the board shall take such action as it deems necessary to remedy the misconduct, prevent its recurrence and, if appropriate, based on all relevant facts and circumstances, punish the wrongdoer. Such punishment by the board could include dismissal, legal action for breach of fiduciary duty, or such other action to enforce the officer’s obligations to us as may fit the facts surrounding the particular case. In determining the appropriate punishment, the board may take into account punishments imposed by third parties and the board’s power to determine the appropriate punishment for the wrongdoer is in addition to, and not in replacement of, remedies imposed by such third parties. Mr. Rakowich’s employment agreement also contains provisions with respect to recovery of amounts earned by him to the extent that the amount earned was based on satisfaction of goals and objectives that were impacted by a financial statement restatement or modification. See further discussion of Mr. Rakowich’s employment agreement in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table.

•	Share Ownership Guidelines: Our share ownership guidelines were amended in 2010. The current guidelines, applicable for the named executive officers, certain other senior officers, and trustees, require each named executive officer to maintain an ownership level in our common shares equal to a multiple of his or her base salary (five times base salary for Mr. Rakowich and three times base salary for Messrs. Antenucci, Sullivan, and Nekritz). Further, the guidelines require trustees to maintain an ownership level in our common shares equal to five times their annual retainer. Shares counted under the guidelines for named executive officers include common shares owned outright, vested and unvested RSUs, vested and unvested PSAs that have been earned after the completion of the performance period, vested DEUs, vested common shares in the 401(k) Plan and our deferred compensation plans, and operating partnership units. Once the value prescribed in the ownership guidelines has been met by a named executive officer, the number of shares required to meet the guidelines at that point in time will be computed and will be fixed as the “required share count” for meeting the guidelines in future periods. Until such time as the guidelines are met, we will require the named executive officer to hold 50% of the net profit shares from any award distributions under the 2006

Long-term Incentive Plan (net profit shares are the shares remaining after shares are withheld to pay the exercise price and/or taxes due by the named executive officer). Additionally, the guidelines and certain provisions of the code of ethics and business conduct prohibit the persons covered by the guidelines from hedging the economic risk associated with the common shares held in compliance with the guidelines.

In December 2008, in light of the then-current global economic conditions and recent market prices of our common shares, the board suspended certain requirements of the share ownership guidelines. This suspension remained in effect for named executive officers until February 2010, when the board reinstated the guidelines, as amended. The hedging policy portion of the previous guidelines has remained in effect and was not amended.

The share ownership guidelines applicable to our trustees are discussed below under Trustee Compensation.

•	Risk Mitigation: We do not believe that our compensation policies and practices encourage our named executive officers or any of our other employees to take inappropriate or excessive risks. In addition, elements in our compensation program serve to mitigate excessive risk taking—for example, our recoupment policy and our share ownership guidelines (both described above). Furthermore, we believe that the reviews and other processes performed by the investment and finance committee of the board and the internal management controls in place, which include a series of checks and balances with respect to the commitment of capital, further ensure that excessive risk taking is not undertaken.
•	Compensation Committee’s Process
     The compensation committee is responsible for, among other things, reviewing the performance of our named executive officers and determining their compensation. In determining compensation, the compensation committee: (i) considers market compensation levels for similarly situated executives as a frame of reference for its analysis, as confirmed by FW Cook; (ii) generally believes that the compensation for the named executive officers as compared with the market should reflect the scope and characteristics of our operations, as well as specific challenges present at our company; and (iii) generally believes that a larger portion of the named executive officers’ total compensation should consist of long-term equity incentive compensation as the named executive officer’s level of responsibility increases because this compensation mix promotes a closer alignment of long-term interests between the named executive officers and shareholders.
     FW Cook’s comparisons and related reports provide the competitive information for similarly situated executives at the comparison group companies (described below) that the compensation committee uses as a frame of reference for its analysis. Such comparisons are not the sole factor in any compensation decisions. The compensation committee does not specifically target any compensation amounts for our named executive officers to the compensation practices of the comparison group companies. Each named executive officer’s responsibilities and role within the company is considered by the compensation committee when it determines appropriate compensation for the specific individual, as well as the amount and mix of compensation payable to the company’s other named executive officers and senior officers.
     In addition, the compensation committee reviews and discusses our chief executive officer’s recommendations concerning compensation (excluding his own compensation) and his opinions concerning the performance of the company, the named executive officers, and certain other senior officers (excluding his own performance). Our chief executive officer attends certain of the meetings of the compensation committee at which compensation matters (excluding his own compensation) are discussed. He also reviews portions of the report prepared by FW Cook and has the ability to discuss such report with both the consultant and the committee. Our chief executive officer’s compensation recommendations and performance opinions are among the factors considered by the compensation committee in determining the amount and mix of compensation for the other named executive officers and certain other senior officers, but are not the sole factor in any compensation decisions.
     Competitive Review by Independent Compensation Consultant. For consideration by the compensation committee, FW Cook conducts a comprehensive competitive review of the compensation program for the named executive officers, in terms of both structure and magnitude. These reviews are conducted annually and include comparisons against a group of public real estate investment trusts that compete with us for investor capital, business, and executive talent (including the services of our named executive officers). The results of the competitive review are provided to the compensation committee for their consideration when making compensation decisions.

     Our compensation committee periodically evaluates which companies to include in the comparison group. In 2010, the compensation committee and FW Cook specifically reviewed data on funds from operations (direct and from property funds), total assets, real estate assets owned and managed, market capitalization, enterprise value, total shareholder return, and geographic coverage (as measured by number of countries, states, and markets and markets in which each company does business) for the comparison group companies used in the prior year’s competitive analysis. Based on this review, the compensation committee noted that, although the comparison group included the largest and most complex publicly traded real estate investment trusts, when taken as a whole our size, breadth, business complexity, and geographic reach were substantially greater than that of the companies that comprised the comparison group. The compensation committee decided that the comparison group companies remained appropriate for use in this year’s competitive analysis, but considered these significant differences when evaluating the comparison group compensation practices and structures as compared to our practices and structures. The comparison group companies for 2010 consisted of AMB Property Corporation, Apartment Investment and Management Company, AvalonBay Communities, Inc., Boston Properties, Inc., Developers Diversified Realty Corporation, Duke Realty Corporation, Equity Residential, HCP, Inc., Host Hotels & Resorts Inc., Kimco Realty Corporation, The Macerich Company, Plum Creek Timber Company, Inc., Public Storage, Simon Property Group, Inc., SL Green Realty Corp. Ventas, Inc., and Vornado Realty Trust.
     In the competitive review, the total compensation of our named executive officers was compared with the total compensation of similar positions in the comparison group. Such comparison group information was publicly available to FW Cook with respect to all 17 comparison companies of the positions of chief executive officer and chief financial officer. Comparison group information was publicly available to FW Cook with respect to 14 companies for the position of chief investment officer and seven companies for the position of general counsel. The competitive review also analyzed other aspects of competitive compensation practices including: (i) aggregate potential share dilution associated with potential equity awards; (ii) aggregate annual share usage associated with potential equity awards; and (iii) aggregate annual shareholder value transfer (the aggregate annual grant value of long-term incentives as a percentage of market capitalization) associated with potential equity awards.
     2010 Compensation Decisions
     In 2009, FW Cook was authorized by the compensation committee to, in addition to the annual competitive review, perform a comprehensive review of our compensation policies, including a thorough review of our pay structures and processes. Certain recommendations from this review were incorporated into the compensation decisions for 2009 and also for 2010. Certain of these recommendations included changes to the mix of long-term equity awards and to the comparison group, both implemented for 2009, and a move to incorporate more objective performance measures, while maintaining discretion in the compensation decision-making process, which was implemented for 2010.
     The compensation committee considered and evaluated all factors that it deems relevant, in light of the company’s compensation philosophy which are discussed above under Compensation Philosophy. The material factors considered for 2010, in addition to the competitive review report from FW Cook, included:
•	performance with respect to previously established company and individual goals and objectives;

•	external market factors and unforeseen issues during the year in relation to the previously established goals and objectives;

•	the compensation practices of certain comparison companies;

•	the competitive review of our compensation program for our named executive officers prepared by FW Cook; and

•	our chief executive officer’s recommendations concerning compensation (excluding his own compensation).
     Other significant factors considered by the compensation committee in determining individual compensation levels for our named executive officers for 2010 included:
•	the nature and scope of each named executive officer’s responsibilities and the ability of the named executive officer to adapt to the changes in business strategy necessitated by the economic issues arising in late 2008;

•	the specific skills and talents of each of the named executive officers;

•	the named executive officer’s contributions toward the overall company performance goals and objectives;

•	the effectiveness of each individual named executive officer and such officers as a group in promoting the long-term interests of our shareholders;

•	the success of the named executive officer within his or her primary areas of responsibility, including performance against previously established individual performance goals and objectives;

•	the named executive officer’s demonstrated focus on promoting integrity, leadership, and positive management behavior within the company; and

•	specific terms of employment agreements with Mr. Rakowich and Mr. Antenucci.
     In January and February 2010, the compensation committee set the total compensation (base salary, target cash bonus, and annual long-term equity award value (including the target level for any performance-based equity awards)) for the named executive officers for 2010. The compensation committee chose the levels of the individual components and the mix of long-term equity awards (50% RSUs and 50% PSAs) that it believes appropriately support the company’s business strategy and appropriately aligns the goals and objectives of the company with those of the named executive officer. The total compensation at this target level is considered by the compensation committee to be appropriate for the named executive officer and reflects the levels of responsibility of each named executive officer within the company and with respect to meeting the company’s overall goals and objectives. However, the inclusion of the performance-based elements that incorporate company, business unit, and individual goals allows the named executive officer an opportunity to increase or decrease his total compensation based on his contributions to the achievement of the previously established goals and objectives. As a result, the named executive officer’s actual total compensation will, in addition to the factors listed above, reflect the company’s performance for the year and the individual named executive officer’s individual contributions to the company performance.
     For 2010, the compensation committee, upon recommendation by FW Cook, utilized more objective performance measures in evaluating and assessing the performance of the named executive officers for purposes of determining their earned cash bonus and earned PSAs. The performance period applicable to the performance-based elements of the total compensation for 2010 was the calendar year 2010. The compensation committee determined each named executive officers’ actual cash bonus and the actual earned PSAs after the 2010 performance period ended in January 2011 and these determinations were based on these established components:
•	Mr. Rakowich: 75% on the company’s financial and non-financial goals and 25% on individual goals and objectives; and

•	Messrs. Antenucci, Sullivan, and Nekritz: 50% on the company’s financial and non-financial goals, 25% on business unit goals and objectives established for each officer’s area of responsibility, and 25% on individual goals and objectives.
     Company Goals. The company financial and non-financial goals were each given a target point total of 100, with the financial goals contributing to 75% of the total points and the non-financial goals contributing 25%. Specific objectives were identified as part of the financial goals with the various measurement levels representing a percentage that was applied to the point total for that goal (below threshold (0%), threshold (75%), target (100%), stretch (125%), and maximum (150%)). Measurement with respect to the non-financial goals is more subjective and includes a discretionary component that is applied by the chief executive officer (for all but his own performance evaluation) and the compensation committee.
     Company Financial Goals (100 points). The company financial goals, including goals established with respect to the property funds, along with the results, and the points awarded for each goal for 2010, are described below. A total of 115.75 points were earned with respect to these goals.

Financial Goal		2010 Results
(possible points)	Target Objective	and Points Awarded
Operational Goals (20 points)	• Adjusted Funds from Operations (FFO) of $0.58 per share	• Adjusted FFO of $0.67 per share

	• Global leased percentage of 91%	• Global leased percentage of 91%

• 24.5 points awarded

Capital Recycling and Development Activities (30 points)	• Development starts of $700 million	• Development starts of $703 million

	• Build to Suit (BTS) projects of $400 million	• BTS projects totaling $409 million

	• Construction and energy fees of $17.5 million	• Construction and energy fees of $15.3 million

	• Land monetization of $350 million	• Land monetization of $256 million

• 18.75 points awarded

Financing Activities (30 points)	• Capital generation of $1.2 billion	• Capital generation of $2.9 billion

	• Direct debt reduction and refinancing of $1.2 billion	• Direct debt reduction and refinancing of $3.0 billion

• 45 points awarded
     In addition, certain strategic goals and objectives were established with respect to the property funds in which we have invested and which we manage. These goals and objectives included debt reduction and refinancing of debt of the property funds and various strategic objectives relating to certain of these investments. The goals and objectives related to the property fund investments were given a potential point value of 20 points. Based on the completion of the activities performed in 2010 on behalf of the property funds and with respect to our investments in the property funds, a total of 27.5 points was awarded.
     Company Non-Financial Goals (100 points). The company non-financial goals established for 2010, which also included a discretionary component, were:
•	strengthen risk posture of company;

•	create baseline measurement standards to improve upon future performance;

•	advance position as industry thought leader;

•	roll out approved corporate social responsibility initiatives; and

•	act on results of our 2009/2010 employee survey and other human resource initiatives.
     Out of a possible 100 points, 75 points were earned with respect to the company non-financial goals. The compensation committee determined that, while there was satisfactory achievement with respect to the specific non-financial goals, the discretionary component of this evaluation reflected the overall soft market conditions in 2010 which impacted the company’s operations and results.
     On a weighted basis, the combined point total for the company goals (financial and non-financial) was 106 points (based on a target of 100 points) determined as follows:
•	Financial goals: 115.75 points times weighting factor of 75% or approximately 87 points

•	Non-financial goals: 75 points times weighting factor of 25% or approximately 19 points
     Business Unit and Individual Goals. The business unit and individual goals and objectives for 2010 related primarily to each named executive officer’s responsibilities toward, and reflected their expected participation in, the achievement of the overall company goals and objectives. The named executive officers’ business unit and individual goals and objectives for 2010 included:

•	Mr. Rakowich—providing guidance with respect to the establishment of the company goals and objectives and leadership and oversight to other members of the management team with respect to their achievement of these goals and objectives.

•	Mr. Antenucci—leading the efforts with respect to the company goals established for development activities and leasing objectives, as well as with respect to certain of our property fund investments.

•	Mr. Sullivan—leading the efforts with respect to the goals established for capital generation, debt reduction and refinancing, and certain of our property fund investments, along with internal organizational and reporting initiatives, managerial, investor relations, and peer group initiatives.

•	Mr. Nekritz—leading and/or partnering in the efforts with respect to the goals established for capital generation, debt reduction and refinancing, strengthening the risk posture of the company, and other goals and initiatives involving oversight and expertise provided with respect to transactions and initiatives undertaken in support of the company’s overall goals.
     The compensation committee evaluated the achievement of business unit and individual goals and objectives by each of the named executive officers based on expectations at three levels: threshold, target, and maximum. Measurement with respect to the business unit and individual goals is subjective and discretionary. Each of the named executive officers was deemed to have achieved a performance level with respect to their business unit and individual goals and initiatives that was consistent with expectations, i.e. approximated target level. This determination, combined with the point total in relation to the target that was achieved with respect to the company financial and non-financial goals and objectives discussed above, resulted in final awards for the annual cash bonus and the earned PSAs at the target level for 2010.
     The compensation committee has concluded that its decisions for 2010 are consistent with our compensation philosophy. Such decisions and conclusions were subsequently reviewed and discussed with the full board. Please also refer to the 2010 information that is presented in the accompanying tables and narratives. The compensation committee believes that the total compensation for the named executive officers in 2010 is commensurate with the individual named executive officer’s overall compensation structure and responsibilities and, for Mr. Rakowich and Mr. Antenucci, in accordance with the contractual obligations contained in their employment contracts. Mr. Rakowich’s employment contract provides for an annual equity award valued at $7.5 million. However, in light of the economic environment in which the company has operated since 2008, Mr. Rakowich agreed to accept a grant in 2010 with a lesser value. Mr. Antenucci’s employment contract provides for a minimum annual equity award valued at $1.2 million. These employment agreements are described in more detail in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table.
     2010 Compensation. The 2010 actual total compensation for the named executive officers was as follows:
•	Base Salary

The annual base salaries for the named executive officers for 2010 were the same as the 2009 levels. Additionally, with the exception of Mr. Rakowich, the base salary levels for 2010 were also the same as the 2008 levels (Mr. Rakowich’s base salary was increased from $630,000 to $1,000,000 in 2009, as provided in his employment agreement and consistent with his promotion to chief executive officer in November 2008). Base salaries for each of the named executive officers for 2010 were:
•	Mr. Rakowich—$1,000,000

•	Mr. Antenucci—$630,000

•	Mr. Sullivan—$550,000

•	Mr. Nekritz—$500,000
•	Target Cash Bonus

The 2010 target cash bonus levels for the named executive officers were the same as the 2009 target levels. Additionally, with the exception of Mr. Rakowich, the target cash bonus levels for 2010 were also the same as the 2008 levels (Mr. Rakowich’s target cash bonus increased from $840,000 to $2,000,000 in 2009, as provided in his employment agreement and consistent with his promotion to chief executive officer in November 2008). Mr. Rakowich’s employment agreement provides that he is eligible to earn between

0% and 200% of his target cash bonus level. The compensation committee awarded earned cash bonuses for 2010, payable in February 2011, for each of the named executive officers at 100% of their respective target levels as follows:
•	Mr. Rakowich—$2,000,000

•	Mr. Antenucci—$870,000

•	Mr. Sullivan—$600,000

•	Mr. Nekritz—$400,000
•	Long-term Equity Awards

2010 Awards. Long-term equity awards, consisting only of full value awards (equal parts RSUs and PSAs), were granted in January 2010 to Messrs. Antenucci, Sullivan, and Nekritz and in February 2010 to Mr. Rakowich. The named executive officers could earn between 0% and 200% of the PSAs granted in 2010 based on previously established company and individual performance goals and objectives for the performance period that ended on December 31, 2010.
The compensation committee awarded earned PSAs based on the performance period that ended on December 31, 2010 for each of the named executive officers at 100% of their respective target levels. The annual equity awards granted in 2010 for the named executive officers and the fair value of the earned awards, valued as of the grant date for RSUs and the date the performance goals were communicated to the named executive officer for PSAs, were:
•	Mr. Rakowich—125,000 RSUs and 125,000 earned PSAs (100% of target); total value of $3,193,750

•	Mr. Antenucci—50,000 RSUs and 50,000 earned PSAs (100% of target); total value of $1,316,000

•	Mr. Sullivan—30,000 RSUs and 30,000 earned PSAs (100% of target); total value of $789,600

•	Mr. Nekritz—15,000 RSUs and 15,000 earned PSAs (100% of target); total value of $394,800
The earned PSAs accrue DEUs during the performance period, which are only earned to the extent the underlying PSAs are earned. RSUs and earned PSAs that are subject only to continued service requirements earn cash dividends rather than DEUs over the vesting period. The named executive officers were vested in 34% of the RSUs, earned PSAs, and, with respect to earned PSAs, the accrued DEUs, on January 28, 2011 and will vest in the remaining awards in equal amounts on January 28, 2012 and 2013 provided that they remain in our employ.

Mr. Rakowich’s employment agreement is described in more detail in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table.

Other Decisions. Additionally, in January 2011, the compensation committee reviewed the performance criteria of the contingent performance shares (CPSs) granted in May 2006 to Mr. Antenucci, based on the terms of his employment agreement and associated with his hiring, and in December 2007 to all of the named executive officers. The performance period for these CPSs ended December 31, 2010. For each of the performance periods ended December 31, 2010, the company’s ranking yielded a 0% payout of the original award. As such, the compensation committee cancelled the outstanding target CPS awards and accrued DEUs. The established performance criteria compared the company’s total shareholder return to the total shareholder return of the fifty largest (by market capitalization) equity real estate investment trusts listed on the National Association of Real Estate Investment Trusts’ published index as of the beginning of the performance period. For this purpose, total shareholder return includes the share price change plus cash dividends, with the assumption that all dividends are immediately reinvested in our common shares (as calculated using data available in Bloomberg). The comparison group of companies associated with the December 2007 CPSs were:
Alexander’s, Inc., Alexandria Real Estate Equities, Inc., AMB Property Corporation, Apartment Investment and Management Company, AvalonBay Communities, Inc., Boston Properties, Inc., Brandywine Realty Trust, BRE Properties, Inc., Camden Property Trust, CBL & Associates Properties, Inc., CommonWealth REIT, DCT Industrial Trust Inc., Developers Diversified Realty Corporation, Digital Realty Trust, Inc., Douglas

Emmett, Duke Realty Corporation, Equity One, Inc., Equity Residential, Essex Property Trust, Inc., Federal Realty Investment Trust, First Industrial Realty Trust, Inc., General Growth Properties, Inc., HCP, Inc., Health Care REIT, Inc., Highwoods Properties, Inc., Hospitality Properties Trust, Host Hotels & Resorts, Inc., Kilroy Realty Corporation, Kimco Realty Corporation, Liberty Property Trust, The Macerich Company, Mack-Cali Realty Corporation, National Retail Properties, Inc., Nationwide Health Properties, Inc., Plum Creek Timber Company, Inc., Post Properties, Inc., Potlatch Corporation, ProLogis, Public Storage, Rayonier, Realty Income Corporation, Regency Centers Corporation, Senior Housing Properties Trust, Simon Property Group, Inc., SL Green Realty Corp., Taubman Centers, Inc., UDR, Inc., Ventas, Inc., Vornado Realty Trust, and Weingarten Realty Investors.
If a company in the originally identified group of comparison companies no longer has publicly traded equity securities, for purposes of the return calculation we used the actual performance of the company up to the date that was sixty days prior to the first public announcement that such company would be involved in a transaction pursuant to which it would cease to have publicly traded equity securities and, from that date to the end of the performance period, we used the mean performance of the other companies remaining in the group. For this comparison group, we made this adjustment with respect to only General Growth Properties, Inc. during the period that its shares were not traded.
• Compensation Matters Related to Potential Merger with AMB
     As discussed in Item 1. Business—Proposed Merger with AMB Property Corporation, we and certain subsidiaries entered into the Merger Agreement with AMB on January 30, 2011. Also on that date, we entered into an amended employment agreement with Mr. Rakowich and amended executive protection agreements with Mr. Sullivan and Mr. Nekritz. These amended agreements will only become effective if the proposed merger with AMB occurs. Certain terms of the amended employment agreement with Mr. Rakowich are discussed in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table and also under Potential Payments Upon Termination or Change in Control. Certain terms of the amended executive protection agreements with Mr. Sullivan and Mr. Nekritz are discussed under Potential Payments Upon Termination or Change in Control.
     At their January 2011 meeting, the compensation committee also granted certain equity awards that will be effective only if the proposed merger with AMB is completed. These awards were made to certain senior-level officers who are expected to continue on a long-term basis with the new company. Mr. Nekritz will receive an award of 75,000 RSUs that will vest ratably over three years upon completion of the proposed merger. None of our other named executive officers are expected to remain with the new company past 2012 (Mr. Antenucci is expected to remain until June 30, 2011 and Mr. Rakowich and Mr. Sullivan are expected to remain until December 31, 2012).
Compensation Committee Report
     We, the members of the management development and compensation committee of the board of trustees of ProLogis, have reviewed and discussed the Compensation Discussion and Analysis set forth above with the management of the company and, based on such review and discussion, have recommended to the board of trustees that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2010.
     Management Development and Compensation Committee:
Andrea M. Zulberti (Chair)
Irving F. Lyons III
George L. Fotiades
Lawrence V. Jackson
Compensation Committee Interlocks and Insider Participation
     No member of the compensation committee: (i) was, during the year ended December 31, 2010, or had previously been, an officer or employee of the company, or (ii) had any material interest in a transaction with the company or a business relationship with, or any indebtedness to, the company. No interlocking relationships existed during the year ended December 31, 2010, between any member of the board or compensation committee and an executive officer of the company.

Executive Compensation Information
     The following information related to our executive compensation is included below:
•	Summary Compensation Table for Fiscal Year 2010

•	Grants of Plan-Based Awards in Fiscal Year 2010 and the narrative discussion to the Summary Compensation Table for Fiscal Year 2010 and the Grants of Plan-Based Awards in Fiscal Year 2010 Table

•	Outstanding Equity Awards at Fiscal Year-End (December 31, 2010)

•	Option Exercises and Stock Vested in Fiscal Year 2010

•	Narrative discussion of nonqualified deferred compensation plan

•	Potential Payments upon Termination or Change in Control

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2010*

						All
Name and				Stock	Option	Other
Principal		Salary(1)	Bonus(1)	Awards(2)	Awards(2)	Compensation(3)	Total
Position	Year	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(i)	(j)

Walter C. Rakowich**	2010	$1,000,000	$2,000,000	$3,193,750	$—	$9,684	$6,203,434
Chief Executive Officer	2009	$1,000,000	$2,000,000	$—	$—	$20,271	$3,020,271
	2008	$630,000	$420,000	$3,435,000	$1,180,000	$47,368	$5,712,368

Ted R. Antenucci	2010	$630,000	$870,000	$1,316,000	$—	$9,684	$2,825,684
President and Chief	2009	$630,000	$1,000,500	$690,000	$—	$9,684	$2,330,184
Investment Officer	2008	$630,000	$696,000	$1,717,500	$590,000	$20,699	$3,654,199

William E. Sullivan	2010	$550,000	$600,000	$789,600	$—	$9,684	$1,949,284
Chief Financial Officer	2009	$550,000	$900,000	$434,700	$—	$9,684	$1,894,384
	2008	$550,000	$300,000	$2,576,250	$885,000	$231,384	$4,542,634

Edward S. Nekritz	2010	$500,000	$400,000	$394,800	$—	$9,456	$1,304,256
General Counsel, Secretary,	2009	$500,000	$600,000	$217,350	$—	$9,456	$1,326,806
and Head of Global Strategic Risk Management	2008	$500,000	$200,000	$1,717,500	$590,000	$16,217	$3,023,717

*	Columns (g) and (h) have been omitted from this table because they are not applicable.

**	Mr. Rakowich was our president and chief operating officer until November 10, 2008, when he was appointed as our chief executive officer.

(1)	The bonuses earned for a fiscal year are paid in the subsequent fiscal year, generally within the first two months (e.g., the bonuses earned for 2010 were paid in February 2011). The amounts presented in column (c) include the amount of the named executive officer’s salary for which payment was deferred at their election under the 401(k) Plan. No salary or bonus amounts were deferred in 2010, 2009, or 2008. See narrative discussion of nonqualified deferred compensation plan below.

Under the 401(k) Plan, Mr. Rakowich deferred salary of $20,200 for each of 2010 and 2009 and $18,800 for 2008, and Messrs. Antenucci, Sullivan, and Nekritz each deferred salary of $14,700 for each of 2010 and 2009 and $13,800 for 2008.

(2)	These amounts represent the value of long-term equity awards granted in 2010, 2009, and 2008. Previously, the annual equity awards were granted in December of each year. In 2008, the timing of the annual equity award grants was changed and the annual equity awards are now being granted in either January or February (awards were granted February 2009 rather than December 2008). Additional information on the annual long-term equity awards is included in the Grants of Plan-Based Awards in Fiscal Year 2010 table and in the narrative discussion that follows that table. Also see Compensation Discussion and Analysis—2010 Compensation Decisions.
•	2010: Stock awards granted in 2010 include both RSUs and PSAs. The value in column (e) for 2010 represents the awards granted in 2010 at the value that is used for accounting purposes to expense the grant:
•	RSUs granted in the following amounts: Mr. Rakowich—125,000, Mr. Antenucci—50,000, Mr. Sullivan—30,000, and Mr. Nekritz—15,000. The value of the RSUs is based on the closing price of our common shares on the date of grant ($11.87 on February 12, 2010 for Mr. Rakowich and $12.64 on January 28, 2010 for Messrs. Antenucci, Sullivan, and Nekritz).

•	PSAs granted in the following target amounts: Mr. Rakowich—125,000, Mr. Antenucci—50,000, Mr. Sullivan—30,000, and Mr. Nekritz—15,000. The value is computed at the target level of PSAs each valued at $13.68, the closing price of our common shares on April 26, 2010, the day that the performance goals were communicated to the named executive officers. Each named executive officer could earn between 0% and 200% of the target number of PSAs granted based on the performance criteria established for the grant.

In January 2011, based on the achievement of the company and individual performance goals and objectives associated with the PSAs granted in 2010, the compensation committee determined that each named executive officer earned PSAs at their respective target amount. The named executive officers vested in 34% of these shares on January 28, 2011 and the remaining shares will vest in equal amounts on each of January 28, 2012 and 2013 should the executive be in our employ on each respective date.
•	2009: Stock awards granted in 2009 include only PSAs. The value in column (e) for 2009 represents the awards granted in 2009 at the value that is used for accounting purposes to expense the grant:
•	PSAs granted in the following target amounts: Mr. Antenucci—100,000, Mr. Sullivan—63,000, and Mr. Nekritz—31,500. The value is computed at the target level of PSAs each valued at $6.90, the closing price of our common shares on March 23, 2009, the day the performance goals were communicated to the named executive officers. Each named executive officer could earn between 50% and 150% of the target number of PSAs granted based on the performance criteria established for the grant.

On December 31, 2009, based on the achievement of the company and individual performance goals and objectives associated with the PSAs granted in 2009, the compensation committee determined that the named executive officers earned PSAs at the following levels: Mr. Antenucci—125,000 (125% of target), Mr. Sullivan—94,500 (150% of target), and Mr. Nekritz—47,250 (150% of target). The named executive officers were vested in 34% of these shares on December 31, 2009 and 33% of these shares on December 31, 2010. The remaining shares will vest on December 31, 2011 should the executive be in our employ on that date. In light of the then-current economic conditions and other factors, in February 2009 Mr. Rakowich asked that he not receive an annual long-term equity award from the compensation committee. See Compensation Discussion and Analysis—2010 Compensation Decisions.
•	2008: Stock awards granted in 2008 consist only of special awards associated with the change in chief executive officer in November 2008. The special awards include RSUs and share options. The values in column (e) represent the RSUs at the grant date fair value of $6.87 per share. The values in column (f) represent the share options at the Black-Scholes fair value of $2.36 per share.
(3)	The amounts in column (i) represent the other compensation amounts paid to each of the named executive officers in 2010, 2009, and 2008. These amounts include the following items:

		401(k)	Subsidiary Stock				Relocation Benefits
		Plan		Tax Offset				Tax Offset
		Match	Value(a)	Payment	Insurance(b)	Other(c)	Value	Payment	Perquisites(d)	Totals

Mr. Rakowich	2010	$7,350	$—	$—	$2,334	$—	$—	$—	$—	$9,684
	2009	$7,350	$—	$—	$2,334	$—	$—	$—	$10,587	$20,271
	2008	$6,900	$5,000	$3,486	$2,334	$417	$—	$—	$29,231	$47,368

Mr. Antenucci	2010	$7,350	$—	$—	$2,334	$—	$—	$—	$—	$9,684
	2009	$7,350	$—	$—	$2,334	$—	$—	$—	$—	$9,684
	2008	$6,900	$5,000	$3,486	$2,303	$3,010	$—	$—	$—	$20,699

Mr. Sullivan	2010	$7,350	$—	$—	$2,334	$—	$—	$—	$—	$9,684
	2009	$7,350	$—	$—	$2,334	$—	$—	$—	$—	$9,684
	2008	$6,900	$5,000	$2,255	$2,334	$138,670	$72,716	$3,509	$—	$231,384

Mr. Nekritz	2010	$7,350	$—	$—	$2,106	$—	$—	$—	$—	$9,456
	2009	$7,350	$—	$—	$2,106	$—	$—	$—	$—	$9,456
	2008	$6,900	$5,000	$2,255	$2,062	$—	$—	$—	$—	$16,217

(a)	Periodically, we grant shares of stock in our subsidiaries to certain of our officers to enable the subsidiary to meet the ownership requirements for a real estate investment trust.

(b)	Represents premiums paid for life insurance and accidental death and dismemberment insurance provided to the employees based on their salary level.

(c)	Under Mr. Sullivan’s relocation agreement with us, a relocation firm employed by us purchased Mr. Sullivan’s home in Illinois directly from him for $1,987,500 in June 2008. The purchase price was the average of two independent appraisals of the home. The home was sold in April 2010 at a price of $1,075,000. We reimbursed the relocation firm for the difference between their basis in the home and the final sales price. We do not consider the loss on the sale of the home to be compensation to Mr. Sullivan and have not included such amount in the summary compensation table.

In addition, we incurred $32,305 in 2010 associated with the relocation firm’s ownership of the home, primarily insurance, utilities, property taxes, and maintenance. We do not consider these additional costs to be compensation to Mr. Sullivan and have not included such costs in the summary compensation table.

(d)	This column represents the aggregate incremental costs of perquisites or personal benefits received by the named executive officer. An individual perquisite amount is presented if the aggregate amount for the individual is $10,000 or more.
GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2010*

						All Other
						Stock Awards:
						Number of
			Estimated Future Payouts Under			Shares
			Equity Incentive Plan Awards			of Stock	Grant Date
	Grant		Threshold	Target	Maximum	or Units	Fair Value
Name	Date		(#)	(#)	(#)	(#)	($)
(a)	(b)		(f)	(g)	(h)	(i)	(l)

Walter C. Rakowich	02/12/10	(1)(2)	—	125,000	250,000	—	$1,710,000	(3)
	02/12/10	(4)(2)	—	—	—	125,000	$1,483,750	(5)

Ted R. Antenucci	01/28/10	(1)	—	50,000	100,000	—	$684,000	(3)
	01/28/10	(4)	—	—	—	50,000	$632,000	(5)

William E. Sullivan	01/28/10	(1)	—	30,000	60,000	—	$410,400	(3)
	01/28/10	(4)	—	—	—	30,000	$379,200	(5)

Edward S. Nekritz	01/28/10	(1)	—	15,000	30,000	—	$205,200	(3)
	01/28/10	(4)	—	—	—	15,000	$189,600	(5)

*	Columns (c), (d), (e), (j), and (k) have been omitted from this table because they are not applicable.

(1)	Represents PSAs granted to the named executive officer in 2010. The target award in column (g) represents the base number of shares that could be earned. The amount in column (f) represents the minimum number of shares (0%) that the named executive officer could earn and the amount in column (h) represents the maximum number of shares (200%) that the named executive officer could earn. In January 2011, based on the achievement of company and individual performance goals and objectives for each named executive officer for the performance period that ended on December 31, 2010, the compensation committee determined that such PSAs were earned for each named executive officer at the target level (the amount in column (g)). The named executive officer vested in 34% of the earned PSAs on January 28, 2011. The remaining earned PSAs (66%) will vest in equal amounts on each of January 28, 2012 and 2013 should the named executive officer be in our employ on each respective date. See Compensation Discussion and Analysis—2010 Compensation Decisions and the narrative discussion that follows these footnotes.

(2)	Mr. Rakowich’s employment agreement provides for an annual equity award with a value of $7,500,000. However, in February 2010, in light of the then-current economic conditions and other factors, Mr. Rakowich waived this provision of his employment agreement and accepted an equity award of lesser value. See Compensation Discussion and Analysis—2010 Compensation Decisions.

(3)	The value of the PSAs in column (l) represents the award in column (g) valued at $13.68 per share, which was the closing price of our common shares on April 26, 2010, the day the performance goals and objectives were communicated to the named executive officers. See the discussion of PSAs in the narrative discussion that follows these footnotes.

(4)	Represents RSUs granted to the named executive officer in 2010. The named executive officer vested in 34% of the RSUs on January 28, 2011. The remaining RSUs (66%) will vest in equal amounts on each of January 28, 2012 and 2013 should the named executive officer be in our employ on each respective date. See Compensation Discussion and Analysis—2010 Compensation Decisions and the narrative discussion that follows these footnotes.

(5)	The value of the RSUs in column (l) represents the award in column (i) valued at $11.87 per share for Mr. Rakowich and $12.64 per share for Messrs. Antenucci, Sullivan, and Nekritz. The awards are valued at the closing price of our common shares on the date of grant. See the discussion of RSUs in the narrative discussion that follows these footnotes.
Narrative Discussion to the Summary Compensation Table for Fiscal Year 2010 and the Grants of Plan-Based Awards in Fiscal Year 2010 Table.
• Employment Agreements
     We have employment agreements with Mr. Rakowich and Mr. Antenucci.
     Mr. Rakowich’s Employment Agreement. Our original employment agreement with Mr. Rakowich was entered into in 2007. In February 2008, Mr. Rakowich announced his plan to retire as our president and chief operating officer effective January 1, 2009 and his agreement was amended at that time. However, upon the resignation of our previous chief executive officer, Mr. Rakowich reconsidered his plan to retire and was appointed our chief executive officer on November 10, 2008. To entice Mr. Rakowich to rescind his retirement and accept the position of chief executive officer, the board offered Mr. Rakowich substantially the same annual compensation package that had been included in the employment agreement with our previous chief executive officer with the primary difference being the type and value of long-term equity awards. Accordingly, we entered into an amended agreement with Mr. Rakowich which was substantially completed in December 2008. Certain provisions relating to the amount of his donations to the ProLogis Foundation, as these donations relate to his long-term equity awards, were finalized in January 2009.
     The current employment agreement with Mr. Rakowich is effective through December 31, 2011 and provides that he will:
•	receive an annual base salary of $1,000,000 through the remaining term of the agreement;

•	be eligible for a target bonus of 200% of his annual base salary (target of $2,000,000) through the remaining term of the agreement with the actual amount of the bonus received, as a percentage of the target, to be between 0% and 200% based on the satisfaction of goals and objectives to be established for each period; Mr. Rakowich was awarded an actual bonus for 2010 at 100% of the target or $2,000,000;

•	be entitled to grants of equity-based awards under our 2006 Long-Term Incentive Plan having an annual aggregate value of at least $7,500,000 through the remaining term of the agreement and, if such award level is granted, Mr. Rakowich has agreed to make an annual donation to the ProLogis Foundation equal to 15% of such award value payable after the time the award vests or within 12 months of receipt if the award is paid in cash; for the awards granted in 2010, the requirement under the employment agreement was waived by Mr. Rakowich and his annual equity award granted in February 2010 (125,000 RSUs and 125,000 target PSAs) was valued at the time the grant was made at approximately $3 million, based on our common share price on the grant date of $11.87 per share (the value of the PSAs for accounting purposes was higher as it was based on our common share price on the date the performance goals were communicated to Mr. Rakowich); see the Grants of Plan-Based Awards Table in Fiscal Year 2010 above;

•	be eligible to participate in our employee benefit plans made available to similarly situated senior management employees.
     The current employment agreement also set forth the terms for the special grant of RSUs and share options with an aggregate fair value at issuance of $4,615,000 that Mr. Rakowich received in November 2008 upon appointment as our chief executive officer and provides for special vesting terms for certain awards. The special vesting terms generally allow for the continuation of original vesting terms for unvested share awards as if he had remained our employee until such time as all awards have vested, if Mr. Rakowich continues in our employ through the end of the agreement’s term on December 31, 2011. Additionally, the special vesting terms will apply if Mr. Rakowich’s employment is terminated during the term of the agreement for other than a voluntary termination.
     Additionally, the current employment agreement contains provisions with respect to recovery of amounts earned by Mr. Rakowich to the extent that the amount earned was based on satisfaction of goals and objectives that were impacted by any material financial statement restatements or modifications and also provides for excise tax gross-up payments with respect to certain payments required under the agreement under certain circumstances. Mr. Rakowich’s previous employment agreements with us provided for the granting of special equity-based awards to him and/or have modified certain vesting provisions of existing awards. Such awards and these modified terms are included in the applicable executive compensation tables in this Item 11 and, as applicable, have been included in previous proxy statements. The employment agreement also provided for the payment of certain professional fees incurred to negotiate the agreement.
     Amended Agreement with Mr. Rakowich
     As discussed Item 1. Business — Proposed Merger with AMB Property Corporation, we and certain subsidiaries entered into the Merger Agreement with AMB on January 30, 2011. Also on that date, we entered into an amended employment agreement with Mr. Rakowich (New Agreement). The New Agreement will become effective on January 1, 2012 provided that the merger with AMB occurs and provided that he is still employed by the combined company on that date. The New Agreement will expire on December 31, 2012, subject to earlier termination in accordance with its terms. The New Agreement generally provides that he will provide services as the co-chief executive officer of the new combined company. The New Agreement provides for no change to his annual base salary ($1,000,000 per year) and provides that he is eligible for a target cash bonus of 150% of his base salary or $1,500,000 with the actual amount of the bonus received, as a percentage of the target, to be between 0% and 200%. Additionally, Mr. Rakowich will receive a target long-term equity award having an aggregate value of $4,800,000, with an actual long-term equity award, generally conditioned upon satisfaction of performance criteria, of not less than 60% and not more than 160% of the target amount. The New Agreement also provides for his participation in our employee benefit plans and contains provisions similar to those in his current agreement with respect to recovery of awards and indemnifications. The New Agreement does not provide for any excise tax gross-up payments. See additional discussion about the termination payments contained in the New Agreement under Potential Payments Upon Termination or Change in Control
     Mr. Antenucci’s Employment Agreement. Mr. Antenucci’s employment agreement was amended and restated as of December 31, 2008, to comply with applicable federal tax law changes with respect to deferred compensation. The term of the employment agreement with Mr. Antenucci ends on December 31, 2012 and provides for automatic one-year extensions of the term unless we or Mr. Antenucci give notice of non-renewal at least three months prior to the last day of the then-current term.
     The employment agreement further provides that Mr. Antenucci will:
•	receive a minimum annual base salary of $630,000;

•	be eligible for an annual target bonus of $870,000, with the actual amount of the bonus earned based on the satisfaction of applicable goals and objectives, but in no case less than 80% of the annual target bonus amount; Mr. Antenucci was awarded an actual bonus for 2010 at 100% of the target or $870,000;

•	for each 12-month period during the agreement, be entitled to grants of equity-based awards under our 2006 Long-Term Incentive Plan having an annual aggregate value of $1,200,000; Mr. Antenucci’s equity award for 2010 was valued at approximately this amount at the time it was granted in January 2010;

•	be eligible to participate in our employee benefit plans made available to similarly situated senior management employees.
     Additionally, Mr. Antenucci’s agreement provides for excise tax gross-up payments with respect to certain payments required under the agreement related to a change in control as defined in the agreement and accelerated vesting of unvested share awards, under certain limited circumstances, including certain events of termination and upon a change in control as described under the section Potential Payments Upon Termination or Change in Control.
     Amended Agreement with Mr. Antenucci
     On February 27, 2011, we entered into an amended employment agreement with Mr. Antenucci which became effective on March 1, 2011 (Amended Agreement) and provides that Mr. Antenucci will continue to provide services as our president and chief investment officer from March 1, 2011 through June 30, 2011. The agreement was entered into in connection with the sale of a majority of our retail and mixed-use assets. Mr. Antenucci will join the buyer of these assets as chief executive officer and will have dual roles with us and the buyer through June 30, 2011. The Amended Agreement provides that he will receive an annual base salary of $630,000 (same as his current agreement) and receive a bonus of $435,000 (his current target bonus on a prorated basis) on July 1, 2011 if he is employed by us or the new company through that date. The Amended Agreement also provides for his participation in our employee benefit plans and indemnification against certain claims related to his employment. Under the Amended Agreement, Mr. Antenucci received a lump-sum cash payment in March 2011 in full satisfaction of his unvested outstanding long-term equity awards of $7,028,371, less applicable withholding taxes. The Amended Agreement provides for excise tax gross-up payments with respect to certain payments required under the agreement under certain change in control circumstances. For purposes of the Amended Agreement, the proposed merger with AMB does not qualify as a change in control. See additional discussion about the termination payments contained in the Amended Agreement under Potential Payments Upon Termination or Change in Control. In connection with a Transition Services

Agreement entered into between us and the buyer, Mr. Antenucci will be reasonably available to provide consulting services to us and our affiliates for the period from July 1, 2011 through December 31, 2011 at no cost to us.
•	Equity Award Terms
     At December 31, 2010, our named executive officers had outstanding equity awards in the form of RSUs, PSAs, and share options. Additionally, the performance period for the last CPSs granted in May 2006 and December 2007 ended on December 31, 2010. The general terms of these types of awards are as follows:
•	RSUs. Each RSU is convertible into one common share upon vesting. The units will generally vest ratably over a continued service period. RSUs granted in 2008 and earlier generally have vesting periods of four years (25% per year). RSUs granted in 2009 and 2010 have three-year vesting periods (34%, 33%, and 33%). Certain awards, generally special grants due to hiring or retention considerations, have cliff vesting terms (i.e., the entire award vests on a specified future date). Beginning in 2010, all outstanding RSUs earn quarterly cash dividends in the same amount as the dividends paid on our common shares over the vesting period. DEUs were earned on outstanding RSUs prior to 2010. RSUs are valued based on the closing price of our common shares on the grant date.

•	PSAs. The PSAs are granted at a targeted level and can be earned based on the satisfaction of both company and individual performance goals and objectives. PSAs granted in 2010 had a performance period that ended on December 31, 2010 and PSAs granted in 2009 had a performance period that ended on December 31, 2009. The named executive officer could earn between 0% and 200% of the targeted level of PSAs for 2010 and between 50% and 150% of the targeted level of PSAs for 2009. The earned PSAs vest ratably over three years (34%, 33%, and 33%) based on continued service. The outstanding earned PSAs will earn quarterly cash dividends in the same amount as the dividends paid on our common shares during the vesting period. During the performance period, DEUs are accrued on the target PSAs. The DEUs are only earned to the extent the underlying PSA is earned. See Compensation Discussion and Analysis—2010 Compensation Decisions for information on the company and individual goals and objectives for 2010. PSAs are valued based on the closing price of our common shares on the date the performance goals are communicated to the employee which is generally after the grant date.

•	Share Options. Share options vest ratably, generally over four years based on continued service. Share options are granted with an exercise price equal to the closing price of our common shares on the grant date. The exercise price for any outstanding share option may not be decreased after the date of grant except for reductions approved by our shareholders or if there is an overall adjustment to our outstanding shares, such as occurs with a stock split. Share options expire on the ten-year anniversary of the grant date. Share options granted in 2008 are included in the Summary Compensation Table for Fiscal Year 2010. These options, using the Black-Scholes pricing model, had a fair value of $2.36 per option. The assumptions used in the valuation include: risk-free interest rate of 2.56%, dividend yield of 1.92%, volatility rate of 40.35%, and weighted average life of 5.8 years.

•	CPSs. No CPSs have been granted to the named executive officers since 2007. CPSs generally have had three-year performance periods and the named executive officers could earn between 0% and 200% of their targeted award based on the company’s total shareholder return compared to the total shareholder return of the fifty largest (by market capitalization) equity real estate investment trusts listed in the National Association of Real Estate Investment Trusts’ published index as of the beginning of the three-year performance period that began on January 1 of the year following the award. See Compensation Discussion and Analysis—2010 Compensation Decisions for additional information with respect to the CPS performance criteria. The last CPS grant had a performance period that ended on December 31, 2010. Based on the established performance criteria, the compensation committee determined that these CPSs (which were granted in May 2006 to Mr. Antenucci based on the terms of his employment agreement and associated with his hiring and in December 2007 to all named executive officers) had an earned payout ratio of 0%. Accordingly, these CPSs were cancelled in January 2011. CPSs granted in 2005 (performance period ended on December 31, 2008) had an earned payout ratio of 17.5% of target. CPSs granted in 2006 (performance period ended on December 31, 2009) had an earned payout ratio of 0%. CPSs accrue DEUs over the performance period and these DEUs are only paid out if the underlying CPS is earned.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (DECEMBER 31, 2010)*

	Option Awards(1)					Stock Awards (1)
	Number of					Number of		Market Value
	Securities	Number of				Shares or		of Shares or
	Underlying	Securities				Units of		Units of
	Unexercised	Unexercised		Option		Stock That		Stock That
	Options	Options		Exercise	Option	Have Not		Have Not
	(#)	(#)		Price	Expiration	Vested		Vested (2)
Name	Exercisable	Unexercisable		($)	Date	(#)		($)
(a)	(b)	(c)		(e)	(f)	(g)		(h)

Walter C. Rakowich(1)	175,000			$34.93	9/23/14
	99,912			$45.46	12/20/15
	75,100			$59.92	12/21/16
	60,243	20,081	(3)	$60.60	12/18/17
	125,000	125,000	(4)	$6.87	11/11/18

						1,454	(5)	$20,996
						4,309	(6)	$62,222
						137,631	(4)	$1,987,392
						125,000	(7)	$1,805,000
						131,013	(8)	$1,891,828

Ted R. Antenucci(1)	80,000			$45.29	9/15/15
	38,349			$59.92	12/21/16
	26,288	8,762	(3)	$60.60	12/18/17
		125,000	(9)	$6.87	11/11/18

						114,758	(10)	$1,657,106
						1,880	(6)	$27,147
						137,625	(9)	$1,987,305
						50,000	(7)	$722,000
						43,033	(11)	$621,397
						52,405	(8)	$756,728

William E. Sullivan	32,860	10,953	(3)	$60.60	12/18/17
		187,500	(9)	$6.87	11/11/18

						5,389	(12)	$77,817
						2,351	(6)	$33,948
						206,446	(9)	$2,981,080
						30,000	(7)	$433,200
						32,533	(11)	$469,777
						31,443	(8)	$454,037

Edward S. Nekritz	17,820			$20.68	9/19/11
	20,000			$24.76	9/26/12
	20,000			$30.00	9/25/13
	20,000			$34.93	9/23/14
	26,377			$45.46	12/20/15
	17,576			$59.92	12/21/16
	16,431	5,476	(3)	$60.60	12/18/17
	62,500	125,000	(9)	$6.87	11/11/18

						1,175	(6)	$16,967
						137,625	(9)	$1,987,305
						15,000	(7)	$216,600
						16,266	(11)	$234,881
						15,721	(8)	$227,011

*	Columns (d), (i), and (j) have been omitted from this table because they are not applicable.

(1)	Generally, the terms of our grant agreements provide that vesting will occur on specified dates if the holder of the award is in our employ as of such dates. Mr. Rakowich’s employment agreement provides for special vesting terms under certain circumstances. These special vesting terms apply to unvested share options and share awards and generally will allow for the continuation of the original vesting terms after Mr. Rakowich’s employment with us ends, as if he had remained our employee until such time as the awards have vested. Mr. Antenucci’s amended employment agreement, which was entered into in February 2011, provides that he will cease to be our employee effective June 30, 2011. Under the Amended Agreement, Mr. Antenucci received a lump-sum cash payment in March 2011 in full satisfaction of his unvested outstanding long-term equity awards of $7,028,371, less applicable withholding taxes. The employment agreements with Mr. Rakowich and Mr. Antenucci are described in more detail above in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table.

(2)	Dollar amounts are based on the closing price of our common shares on December 31, 2010 of $14.44 per share.

(3)	Will vest and become exercisable on December 18, 2011.

(4)	On December 31, 2011, the options in column (c) will vest and become exercisable and the RSUs and associated DEUs in column (g) will vest.

(5)	RSUs and associated accrued DEUs vested on February 21, 2011.

(6)	RSUs and associated accrued DEUs will vest on December 18, 2011.

(7)	On January 28, 2011, 34% of these RSUs and associated accrued DEUs vested and the remainder will vest in equal amounts on each of January 28, 2012 and 2013.

(8)	Represents unvested PSAs and associated accrued DEUs that were earned by the named executive officer on December 31, 2010 but that are subject to future vesting requirements. On January 28, 2011, 34% of these awards vested and the remainder will vest in equal amounts on each of January 28, 2012 and 2013. The PSAs were granted in 2010 and were earned based on the achievement of company and individual goals and objectives over the performance period that ended on December 31, 2010.

(9)	In equal amounts on each of November 11, 2011 and 2012, the options in column (c) will vest and become exercisable and the RSUs and associated DEUs in column (g) will vest.

(10)	RSUs and associated accrued DEUs will vest on December 31, 2012.

(11)	Represents the remaining unvested portion (33%) of PSAs and associated accrued DEUs that were earned by the named executive officer on December 31, 2009 and that will vest on December 31, 2011. Previously, portions of the earned PSAs and associated accrued DEUs vested on December 31, 2009 (34%) and December 31, 2010 (33%). The PSAs were granted in 2009 and were earned based on the achievement of company and individual goals and objectives over the performance period that ended on December 31, 2009.

(12)	RSUs and associated accrued DEUs will vest on May 15, 2011.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2010

	Option Awards				Stock Awards
	Number of		Value		Number of		Value
	Shares		Realized		Shares		Realized
	Acquired on		On		Acquired on		On
	Exercise		Exercise		Vesting		Vesting
Name	(#)		($)		(#)		($)
(a)	(b)		(c)		(d)		(e)

Walter C. Rakowich	125,000	(1)	$905,000	(2)	190,228	(3)	$2,741,529	(3)
Ted R. Antenucci	62,500		$426,250	(2)	294,033	(3)	$4,178,547	(3)
William E. Sullivan	137,500		$908,875	(2)	143,496	(3)	$1,956,093	(3)
Edward S. Nekritz	62,500	(1)	$481,250	(2)	118,300	(3)	$1,638,670	(3)

(1)	Share options issued to Mr. Rakowich and Mr. Nekritz expired in September 2010 without being exercised. These options earned DEUs while they were outstanding. Upon expiration, the accrued DEUs were distributed in the form of common shares as follows: Mr. Rakowich—1,111 and Mr. Nekritz—10,396.

(2)	The value in column (c) is the aggregated difference between the market prices at the time the named executive officer exercised the share options and the exercise prices of the share options.

(3)	The share awards in column (d) represent RSUs, earned PSAs, and accrued DEUs, including DEUs that accrued related to share options that vested to the named executive officer in 2010. The value in column (e) is based on the closing prices of our common shares on the respective vesting dates.
NARRATIVE DISCUSSION OF NONQUALIFIED DEFERRED COMPENSATION PLAN
     The named executive officers may defer portions of their cash compensation and some or all of certain components of their equity compensation. Generally, cash compensation (salary and bonus) is deferred through their participation in our NSP, a nonqualified deferred compensation plan. Equity compensation in which the named executive officer is vested and for which distribution is required under the terms of our equity compensation plans may be deferred at the election of the named executive officer. Generally, the compensation that is deferred is tax-deferred until it is distributed to the named executive officer. However, amounts deferred may be subject to FICA and Medicare employee and employer taxes in accordance with statutory maximums. The named executive officers did not participate in either the NSP or our deferred equity compensation plan in 2010 and did not have a deferred balance in either plan as of December 31, 2009.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
     We have employment agreements with Mr. Rakowich and Mr. Antenucci which are described above in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table. We have executive protection agreements with Mr. Sullivan and Mr. Nekritz. The employment and executive protection agreements, along with the individual equity compensation award agreements entered into with respect to our 2006 Long-Term Incentive Plan, contain provisions that provide for accelerated vesting of unvested equity awards, under certain limited circumstances. Mr. Rakowich’s and Mr. Antenucci’s employment agreements each further provide for severance payments and the continuation of certain health and welfare benefits under certain limited circumstances. Under our company policy, each of our employees would be paid for their earned and unused vacation time upon termination under any termination scenario. Accordingly, such amounts for the named executive officers are not included in the amounts presented.
     In connection with the proposed merger with AMB, on January 30, 2011 we entered into an amended employment agreement with Mr. Rakowich and amended certain terms of the executive protection agreements with Mr. Sullivan and Mr. Nekritz. These amended agreements are only effective if the proposed merger with AMB is completed. Additionally, in connection with the sale of a majority of our retail and mixed-use assets, we entered into an amended employment agreement with Mr. Antenucci on February 27, 2011 providing that he will cease being our employee effective June 30, 2011.
     This discussion assumes a termination or change in control as of December 31, 2010. The terms of the amended agreements entered into after December 31, 2010 are not incorporated into the disclosure below because these agreements were not in effect as of

December 31, 2010. However, certain of the terms of these amended agreements are discussed above in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table and also below.
•	Termination for Reasons other than Change in Control—Death, Disability, or Retirement
     The employment agreements with Mr. Rakowich and Mr. Antenucci and the executive protection agreements with Mr. Sullivan and Mr. Nekritz do not provide for severance payments or continuation of health and welfare benefits in the event of their death, disability, or retirement. However, the individual equity compensation award agreements with each named executive officer provide for accelerated vesting of unvested equity awards under these three scenarios. Further, Mr. Antenucci’s employment agreement provides for a similar accelerated vesting of unvested equity awards in the event of death or disability. Mr. Rakowich’s employment agreement provides that in the event of his death or disability, he is entitled to receive both his target cash bonus and his annual equity award on a prorated basis for the year in which such event occurs. Because this presentation assumes a termination event occurs on December 31, 2010, no such proration is required.
     The estimated value of the accelerated vesting of unvested equity awards benefit in the event of death, disability, or retirement is presented below for each named executive officer. For purposes of these calculations, we have assumed that the termination under all of the scenarios was effective on December 31, 2010. Accordingly, we have used the closing price of our common shares on December 31, 2010 of $14.44 per share in the calculations. Because these scenarios and the assumptions used in the calculations are hypothetical, the amounts that might be paid in the future if termination under one of these scenarios occurs could differ materially from these hypothetical payments.
•	Walter C. Rakowich	$6,713,687

•	Ted R. Antenucci	$6,717,932

•	William E. Sullivan	$5,869,234

•	Edward S. Nekritz	$3,629,029
     The estimates reflect the value of unvested share options computed as the difference between the closing price of our common shares on December 31, 2010 ($14.44) and the exercise price of the underlying common share (to the extent the exercise price is less than $14.44 per share) and the full value of earned but unvested RSUs and PSAs and their associated accrued DEUs. The estimates are as of December 31, 2010 to the extent that vesting would be accelerated upon the named executive officer’s death, disability, or retirement.
•	Termination not related to a Change in Control—Involuntary Termination without Cause or Voluntary Termination for Good Reason (Constructive Discharge)
     The executive protection agreements that we have with Mr. Sullivan and Mr. Nekritz do not provide for benefits (severance payments, continuation of health and welfare benefits, or accelerated vesting of unvested equity awards benefit) in the event they are terminated under these scenarios (involuntary termination without cause or constructive discharge, not related to a change in control). However, Mr. Rakowich’s and Mr. Antenucci’s employment agreements, as described above in the narrative discussion that follows the Grants of Plan-Based Awards in Fiscal Year 2010 table, provide for a cash severance payment, the continuation of certain health and welfare benefits, and the continuation or acceleration of vesting of their unvested equity awards in the event of involuntary termination without cause or constructive discharge, not related to a change in control, conditioned on Mr. Rakowich’s and Mr. Antenucci’s release of claims. Cause is generally defined in their employment agreements as: (i) willful and continued failure by the officer to perform the duties that are specified in the agreements; (ii) engaging in injurious acts to the company by the officer; or (iii) egregious misconduct on the part of the officer. Voluntary termination for good reason (constructive discharge), as generally defined in the employment agreements, can occur should we: (i) change the officer’s assignments such that they are inconsistent with the duties that are specified in the agreement; (ii) relocate the officer’s place of employment more than 30 miles from the current location; or (iii) not comply with the provisions of the agreements pertaining to the officer’s compensation and benefits.
     Because these scenarios and the assumptions used in the calculations are hypothetical, the amounts that might be paid in the future if termination under one of these scenarios occurs could differ materially from these hypothetical payments. The total value of these benefits, estimated to be $20,253,019 to Mr. Rakowich and $8,008,957 to Mr. Antenucci, consist of the following:

•	Mr. Rakowich:
•	a cash severance payment of $13,500,000 — representing two times Mr. Rakowich’s annual base salary ($1,000,000) and target cash bonus ($2,000,000) in effect as of December 31, 2010 plus a payment of $7,500,000 representing the value of the annual equity award provided under his employment agreement (such amount is assumed to be payable in cash but may be made in the form of equity award grants);

•	the continuation of medical and dental insurance benefits of $27,332 — representing the sum of the estimated costs of providing such benefits to Mr. Rakowich for a period of two years; the costs for each year are the estimated costs for the previous year at an escalation factor of 8%;

•	a lump-sum payment of $12,000 in lieu of providing the continuation of health and welfare benefits, other than medical and dental insurance, to Mr. Rakowich for a period of two years; and

•	continuation of vesting of unvested equity awards benefit of $6,713,687 — represents the intrinsic value of unvested equity awards as of the date of Mr. Rakowich’s termination for which vesting would have been continued as if he remained an employee after his termination as provided under these scenarios in his employment agreement; the amount is the same as calculated for Mr. Rakowich under the death, disability, and retirement scenarios.
•	Mr. Antenucci:
•	a cash severance payment of $1,260,000 — representing Mr. Antenucci’s annual base salary of $630,000 that was in effect as of December 31, 2010, the assumed termination date, to the end of the current term of the agreement, which is December 31, 2012;

•	the continuation of health and welfare benefits of $31,025 — representing the sum of the estimated costs of providing such benefits to Mr. Antenucci from the assumed termination date of December 31, 2010 to the end of the current term of the agreement, which is December 31, 2012; the costs for each year are the estimated costs for the previous year at an escalation factor of 8%; and

•	accelerated vesting of unvested equity awards benefit of $6,717,932 — the amount is the same as calculated for Mr. Antenucci above under the death, disability, and retirement.
•	Termination Following a Change in Control
     The employment agreements with Mr. Rakowich and Mr. Antenucci, the executive protection agreements with Mr. Sullivan and Mr. Nekritz, and the individual equity compensation award agreements entered into with all of the named executive officers with respect to the 2006 Long-Term Incentive Plan, provide for certain benefits upon involuntary termination without cause or voluntary termination for good reason (constructive discharge) following a change in control. Under these agreements, a change in control generally occurs upon merger, sale, or disposition of substantially all of our assets, or adoption of a plan of liquidation. Cause is generally defined in Mr. Rakowich’s and Mr. Antenucci’s employment agreements as discussed in the previous section. Cause is generally described in Mr. Sullivan’s and Mr. Nekritz’s executive protection agreements as: (i) willful and continued failure by the named executive officer to substantially perform his duties; (ii) willful engaging in conduct that is demonstrably injurious to the company by the named executive officer; or (iii) egregious misconduct involving serious moral turpitude on the part of the named executive officer. Voluntary termination for good reason (constructive discharge), as generally defined in the agreements, can occur should the following circumstances occur: (i) substantial and adverse alteration in the nature of the named executive officer’s status or responsibilities following the change in control; (ii) a material failure to provide salary and other compensation and benefits in accordance with the agreement; or (iii) the company’s material breach of the executive protection agreement.
     The estimated value of the benefits under these two scenarios is presented below for each of the named executive officers. For purposes of these calculations, we have assumed that the termination following a change in control under both scenarios was effective on December 31, 2010. Accordingly, we have used the closing price of our common shares on December 31, 2010 ($14.44 per share) in the calculations. Because these scenarios and the assumptions used in the calculations are hypothetical, the amounts that might be paid in the future if termination under one of these scenarios occurs could differ materially from these hypothetical payments.

			Accelerated
Named Executive	Cash	Continued Health and Welfare	Vesting of Unvested Equity	Excise Tax Gross-Up
Officer	Severance (1)	Benefits (2)	Compensation (3)	(4)	Total

Walter C. Rakowich	$13,500,000	$39,332	$6,713,687	$—	$20,253,019
Ted R. Antenucci	$4,500,000	$36,025	$6,717,932	$—	$11,253,957
William E. Sullivan	$2,300,000	$33,053	$5,869,234	$—	$8,202,287
Edward S. Nekritz	$1,800,000	$37,737	$3,629,029	$—	$5,466,766

(1)	Cash severance for Messrs. Rakowich, Sullivan, and Nekritz is computed as two times the sum of their annual base salary and their annual target cash bonus amount for 2010. In addition, Mr. Rakowich’s cash severance includes $7,500,000 representing the value of the annual equity award provided under his employment agreement (such amount is assumed to be payable in cash but may be made in the form of equity award grants). Cash severance for Mr. Antenucci is computed as three times the sum of his annual base salary and his annual target cash bonus for 2010.

(2)	Each named executive officer would receive continued medical and dental insurance benefits for two years after the termination date. The named executive officers, other than Mr. Rakowich, would receive continued life, accidental death and dismemberment, and disability insurance benefits for two years after the termination date. The value of these benefits is the sum of the estimated costs of providing such benefits to the named executive officer over the applicable period with the cost for each year based on the estimated costs for the previous year at an escalation factor of 8%. In addition, the named executive officers, other than Mr. Rakowich, would receive outplacement services for up to one year after the termination date. Such benefit is estimated to be $5,000 for each of the named executive officers. Additionally, in lieu of continuation of other health and welfare benefits for two years after termination, Mr. Rakowich would receive a lump-sum payment of $12,000.

(3)	These amounts are the same as calculated for each of the named executive officers under the other scenarios described above.

(4)	The employment agreements with Mr. Rakowich and Mr. Antenucci and the executive protection agreements with Mr. Sullivan and Mr. Nekritz provide for the payment of an “excise tax gross-up” payment. This payment would be made to the named executive officer should he incur an excise tax under Section 4999 of the Code, as a result of an “excess parachute payment” arising from severance payments and the accelerated vesting of unvested equity awards. The “excise tax gross-up” payment is an amount such that, after the payment of the excise tax and all income and excise taxes applicable to the gross-up payment, the named executive officer would receive the same amount of severance had the excise tax not applied. However, for Mr. Sullivan and Mr. Nekritz, if the excise tax can be avoided by reducing the total severance payment resulting from a change in control by no more than 10%, then the severance payment will be reduced accordingly. Otherwise, Mr. Sullivan and Mr. Nekritz will receive the full gross-up payment. Under the scenarios for 2010, none of the named executive officers would receive an “excise tax gross-up” payment.
•	Amended Agreements
     The proposed merger with AMB is not considered a change in control under the existing employment agreements and executive protection agreements. In connection with the proposed transaction, we entered into an amended employment agreement with Mr. Rakowich and certain terms of the executive protection agreements with Mr. Sullivan and Mr. Nekritz were amended on January 30, 2011. These amended agreements are only effective if the merger with AMB is completed. Additionally, in connection with the sale of a majority of our retail and mixed-use assets, we entered into an amended employment agreement with Mr. Antenucci on February 27, 2011 providing that he will cease being our employee effective June 30, 2011.
     Amended Employment Agreement with Mr. Rakowich
     The New Agreement with Mr. Rakowich provides for certain payments upon his termination as follows:
•	if his employment is terminated during the term of the New Agreement for any reason, he will be entitled to payments of accrued salary and vacation, bonuses for prior periods and payments to which he is entitled under applicable benefit plans.

•	if his employment is terminated during the term of the New Agreement by the combined company for cause (as defined in the New Agreement) or if he terminates his employment other than for good reason (as defined in the New

Agreement), he will not be entitled to any payments or benefits other than the amounts accrued as of his termination date.
•	if his employment is terminated during the term of the New Agreement due to death or disability, he will be entitled to a bonus for the year of termination based on actual performance for that year and prorated through the date of termination, and a prorata portion of the annual equity award for that year (without regard to satisfaction of performance criteria). He will also be fully vested in any long-term equity awards from prior periods, subject to satisfaction of applicable performance criteria.

•	if his employment is terminated during the term of the New Agreement by the combined company other than for cause or if he terminates his employment for good reason or upon expiration of the term of the New Agreement, he will be entitled to the payments below which will be paid in installments from the date of his termination to December 31, 2014 and are conditioned upon Mr. Rakowich’s compliance with restrictive covenants, including a non-compete and non-solicitation provision:
•	his salary through the end of 2012 (will be paid in installments provided that his termination does not terminate as the result of the expiration of the term of the New Agreement);

•	$6,000,000 (will be paid in installments);

•	his target bonus for 2012 (will be paid in installments provided that his termination does not terminate as the result of the expiration of the term of the New Agreement);

•	continuing medical benefits through December 31, 2014 (paid in installments and subject to earlier termination if he becomes eligible to receive comparable benefits through other employment);

•	a lump-sum payment of $12,000 in lieu of certain welfare benefits;

•	the equity award to which he would otherwise be entitled for 2012 (and if the equity award for 2011 has not then been granted, the equity award for 2011) based on actual performance for the applicable period without proration; and

•	vesting of equity awards for prior periods subject to satisfaction of any performance conditions without proration.
     The New Agreement also provides that if Mr. Rakowich’s employment is terminated prior to January 1, 2012 under circumstances that would have entitled him to the foregoing termination benefits under the New Agreement had he been employed on January 1, 2012, he will be entitled to a payment equal to $7,300,000, payable in a lump-sum no later than March 15, 2012, in addition to any payments and benefits, if any, to which he is entitled under his current agreement. Termination payments and benefits are generally conditioned upon Mr. Rakowich’s release of claims. The New Agreement also provides that Mr. Rakowich will be subject to confidentiality, non-competition, and non-solicitation restrictions during his employment and for a period thereafter and that he may be entitled to certain reimbursement and advancement of costs he incurs in enforcing the agreement. The New Agreement does not provide for any excise tax gross-up payments.
     Amended Employment Agreement with Mr. Antenucci
     The Amended Agreement with Mr. Antenucci provides for certain payments upon his termination as follows:
•	if his employment is terminated during the term of the Amended Agreement for any reason, he will be entitled to payments of accrued salary and vacation and payments to which he is entitled under applicable benefit plans.

•	if his employment is terminated by us for cause (as defined in the Amended Agreement) or if he terminates his employment other than for good reason (as defined in the Amended Agreement), he will not be entitled to any payments or benefits other than the amounts accrued as of his termination date.

•	if his employment is terminated during the term of the Amended Agreement by us other than for cause or if he terminates for good reason, he will be entitled to (i) amounts accrued as of his termination date; (ii) continuing payments of his base salary for six months; (iii) payment of the bonus provided for in the Amended Agreement; and (iv) continuation of certain benefit plan coverage.
     Termination payments and benefits are generally conditioned upon Mr. Antenucci’s release of claims. The Amended Agreement provides for excise tax gross-up payments with respect to certain payments required under the agreement under certain circumstances.

For purposes of the Amended Agreement, the proposed merger with AMB does not qualify as a change in control. The Amended Agreement also provides that Mr. Antenucci will be subject to confidentiality, non-competition, and non-solicitation restrictions during his employment and for a period thereafter and that he may be entitled to certain reimbursement and advancement of costs he incurs in enforcing the agreement.
     Amended Executive Protection Agreements with Mr. Sullivan and Mr. Nekritz
     The general terms of the executive protection agreements with Mr. Sullivan and Mr. Nekritz are described above. The amended executive protection agreements, which will become effective only if the merger with AMB occurs, provide that the merger with AMB will be deemed to be a change in control for purposes of these agreements.
     In the case of Mr. Sullivan, the term of his amended agreement ends on December 31, 2012, and it acknowledges that Mr. Sullivan will receive benefits under the agreement if he terminates his employment upon at least 30 days’ advance notice following the merger with AMB. In the case of Mr. Nekritz, the term of his amended agreement extends for a period of two years following the merger with AMB, provided, however, that if a subsequent change in control (as defined in the agreement) occurs within the two-year term commencing at the effective time of the merger, the term will be extended for a two-year period beginning with the date of any such subsequent change in control. Further, the circumstances under which Mr. Nekritz can terminate employment during the term of the agreement and receive benefits under the agreement have been broadened to include relocation from the current ProLogis headquarters location and to clarify that certain reductions in pay will provide a basis for termination. Further, the amended agreements with Mr. Sullivan and Mr. Nekritz provide for accelerated vesting of all outstanding equity awards upon termination. However, any awards that are made in connection with the proposed merger with AMB will vest ratably over three years and, upon a covered termination, only a prorata portion (based on the time elapsed since the last vesting date) of the tranche that would otherwise vest in the year of termination would be received.
Trustee Compensation Information
     The compensation packages for the outside members of our board include both cash and equity components. The equity component is awarded under the terms of the 2006 Long-Term Incentive Plan and our 2000 Share Option Plan for Outside Trustees. Our officers who serve as trustees do not receive any additional compensation for service on the board.
     The cash component of our compensation to outside trustees consists of an annual retainer and fees for attending meetings and serving as chairs of committees. Trustees have the option to receive their fees currently or they may defer the receipt of their fees until after their service on our board is terminated under our Deferred Fee Plan for Trustees (deferrals can be in the form of cash or our common shares). The equity component is deferred for all trustees until after their service on the board ends. Compensation applicable to service on our board by our outside trustees for 2010 was as follows:
•	Annual retainer:
•	$50,000 through May 14, 2010

•	$80,000 beginning May 15, 2010
•	Annual equity awards valued at $100,000 on the date of grant; paid in the form of deferred share units (DSUs)

•	Additional annual retainer for non-executive chairman: $85,000

•	Additional annual retainer for serving as chair of a committee:
•	Audit: $10,000 through May 14, 2010 and $20,000 beginning May 15, 2010

•	Management Development and Compensation: $10,000 through May 14, 2010 and $15,000 beginning May 15, 2010

•	Investment and Finance: $10,000

•	Board Governance and Nomination: $7,500 through May 14, 2010 and $10,000 beginning May 15, 2010

•	Corporate Responsibility: $7,500
•	Attendance at board meetings and at committee meetings on which the trustee serves (except for earnings review meetings of the audit committee):
•	Through May 14, 2010: $1,500 per meeting

•	Beginning May 15, 2010: $1,500 per meeting paid to trustees for all meetings attended in excess of 20 meetings per year; for the period from May 15, 2010 to December 31, 2010, trustees received meeting fees of $1,500 for each meeting attended in excess of 12 meetings (annual minimum of 20 meetings prorated for the period).
     For those trustees who have elected to participate in the Deferred Trustee Fee Plan, their fees are credited as common shares to a hypothetical fee deferral account based on the closing price of our common shares as of the date of deferral. The common shares in the hypothetical account can earn dividends as if the number of common shares in the account were outstanding in the name of the trustee. Upon retirement from the board, the trustee is issued the number of common shares included in his or her hypothetical fee deferral account. However, each participating trustee has elected to defer receipt of such common shares generally until more than 60 days following his or her retirement from the board.
     DSUs, each representing one common share, are fully vested as of the date of the grant. DSUs accrue fully vested DEUs on a quarterly basis over the period that the underlying DSUs are outstanding. Receipt of the DSUs and associated accrued DEUs is deferred until the respective trustee’s service on the board is terminated, at which time the outstanding DSUs and accrued DEUs are distributed to the trustee. The value of the DSUs awarded to our outside trustees was increased to $100,000 in 2010 ($75,000 in 2009). We first issued DSUs to our trustees in May 2004. Prior to that date, we issued share options to our trustees on an annual basis and, in certain circumstances, upon their appointment to the board. Share options granted to trustees were fully vested and exercisable when granted, and share options granted before 2001 earned DEUs. Of the current trustees, Ms. Garvey, Mr. Steuert, and Ms. Zulberti were each granted 10,000 share options upon joining the board.
     Our trustees must comply with our share ownership guidelines, which were amended in 2010. The current guidelines, also applicable for the named executive officers and certain other senior officers, require the trustee to maintain an ownership level in our common shares equal to five times their annual retainer ($400,000 for 2010). Shares included under the guidelines for trustees include common shares owned outright, vested DSUs, vested DEUs, shares held in the trustee’s hypothetical fee deferral account, and operating partnership units. Once the value prescribed in the ownership guidelines has been met by a trustee, the number of shares required to meet the guidelines at that point in time will be computed and will be fixed as the “required share count” for meeting the guidelines in future periods. Until such time as the guidelines are met, we will require the trustee to hold 50% of any share distributions. Additionally, the guidelines and certain provisions of the code of ethics and business conduct prohibit the persons covered by the guidelines from hedging the economic risk associated with the common shares held in compliance with the guidelines.
     In December 2008, in light of the then-current global economic conditions and recent market prices of our common shares, the board suspended certain requirements of the share ownership guidelines. This suspension of the guidelines remained in effect for trustees until March 2010, when the board reinstated the guidelines, as amended. The hedging policy portion of the previous guidelines has remained in effect and was not amended.
     We reimburse our trustees for reasonable travel costs incurred to attend the meetings of the board and its committees.
TRUSTEE COMPENSATION FOR FISCAL YEAR 2010*

	Fees Earned or
	Paid in Cash		Stock Awards		Total
Name	($)		($)		($)
(a)	(b)		(c)		(h)

Stephen L. Feinberg, Chairman	$173,556	(1)(2)	$99,999	(3)(4)	$273,555
George L. Fotiades	$94,653	(1)(2)	$99,999	(3)(4)	$194,652
Christine N. Garvey	$94,056	(1)	$99,999	(3)(4)	$194,055
Lawrence V. Jackson	$90,056	(1)(2)	$99,999	(3)(4)	$190,055
Donald P. Jacobs	$91,056	(1)(2)	$99,999	(3)(4)	$191,055
Irving F. Lyons III	$78,056	(1)(2)	$99,999	(3)(4)	$178,055
D. Michael Steuert	$85,889	(1)(2)	$99,999	(3)(4)	$185,888
J. Andre Teixeira	$87,056	(1)	$99,999	(3)(4)	$187,055
William D. Zollars**	$30,611	(1)(2)	$—	(3)(4)	$30,611
Andrea M. Zulberti	$112,237	(1)(2)	$99,999	(3)(4)	$212,236

*	Columns (d), (e), (f), and (g) have been omitted from this table because they are not applicable.

**	Mr. Zollars retired from the board of trustees effective May 14, 2010, the date of the 2010 shareholders’ meeting.

(1)	Mr. Feinberg earned an annual retainer for serving as our non-executive chairman of the board in 2010. In addition, in 2010, all of our outside trustees earned an annual retainer and, as applicable, fees for chairing committees of the board. Fees for attendance at meetings of the board and committees on which the trustee served were earned through May 14, 2010, prior to the change in policy discussed above. After the policy change, Mr. Fotiades, Mr. Jackson, and Ms. Zulberti each were paid fees to the extent they attended meetings in excess of the prorated minimum for the period May 15, 2010 to December 31, 2010.

Our committee chairs for 2010 were: Audit—Ms. Garvey beginning May 15, 2010 and Mr. Steuert through May 14, 2010; Board Governance and Nomination—Mr. Fotiades; Corporate Responsibility—Mr. Teixeira; Investment and Finance—Mr. Jacobs; and Management Development and Compensation—Ms. Zulberti.

For 2010, Messrs. Feinberg, Fotiades, Jacobs, Jackson, and Steuert elected to defer the receipt of such fees earned until after their respective service on the board is terminated. Ms. Garvey, Mr. Lyons, Mr. Zollars, and Ms. Zulberti received their fees for 2010 in cash. The fees earned by Mr. Teixeira in 2010 were deposited into our Dividend Reinvestment and Share Purchase Plan (DRP) in his name each quarter. The DRP was suspended in connection with the proposed merger with AMB. Accordingly, Mr. Teixeira’s future fees will be paid directly to him in cash.

(2)	As of December 31, 2010, the number of common shares included in each trustee’s hypothetical fee deferral account (including amounts earned as dividends) was as follows:

•	Mr. Feinberg	61,767

•	Mr. Fotiades	34,149

•	Mr. Jackson	19,659

•	Mr. Jacobs	45,770

•	Mr. Lyons	2,210

•	Mr. Steuert	27,019

•	Ms. Zulberti	19,203
The shares in Mr. Zollars’ hypothetical fee deferral account will be distributed to him based on the terms of his deferral election which provides for 10 annual installments with the first payment in January 2011. At December 31, 2010, there were 13,393 shares in his deferred account. Mr. Lyons’ balance relates to his previous service on the board, receipt of which is deferred until January 2015.

(3)	Represents the fair value of 8,688 fully vested DSUs awarded to each of our outside trustees that were elected at our annual meeting on May 14, 2010. The value of the DSUs is based on the closing price of our common shares on the date of grant, which was $11.51 per share. As of December 31, 2010, our current trustees had the following DSUs and accrued DEUs outstanding:

•	Mr. Feinberg	26,855

•	Mr. Fotiades	26,855

•	Ms. Garvey	23,052

•	Mr. Jackson	20,384

•	Mr. Jacobs	26,855

•	Mr. Lyons	9,001

•	Mr. Steuert	26,855

•	Mr. Teixeira	26,855

•	Ms. Zulberti	23,052

Upon his retirement in May 2010, 17,457 DSUs and accrued DEUs were distributed to Mr. Zollars.

(4)	As of December 31, 2010, the outstanding share options, all of which are exercisable, and associated accrued DEUs, all of which are fully vested, held by our current trustees and associated with their service on the board were as follows:
•	Mr. Feinberg: 5,000 options and 2,861 accrued DEUs, each option with an exercise price of $20.75 and an expiration date of May 17, 2011. In May 2010, 5,000 share options issued to Mr. Feinberg expired without being exercised. These options earned DEUs while they were outstanding. Upon expiration, 3,089 accrued DEUs were distributed in the form of common shares to Mr. Feinberg.

•	Mr. Fotiades: 10,000 options, 5,000 options, each with an exercise price of $24.47 and an expiration date of June 12, 2012, and 5,000 options each with an exercise price of $27.56 and an expiration date of May 20, 2013.

•	Ms. Garvey: 10,000 options, each with an exercise price of $43.80 and an expiration date of September 22, 2015.

•	Mr. Jacobs: 15,000 options and 2,861 accrued DEUs, 5,000 options each with an exercise price of $20.80 and an expiration date of May 17, 2011 (all accrued DEUs are associated with these share options), 5,000 options, each with an exercise price of $24.47 and an expiration date of June 12, 2012, and 5,000 options, each with an exercise price of $27.56 and an expiration date of May 20, 2013. In May 2010, 5,000 share options issued to Mr. Jacobs expired without being exercised. These options earned DEUs while they were outstanding. Upon expiration, 3,089 accrued DEUs were distributed in the form of common shares to Mr. Jacobs.

•	Mr. Steuert: 10,000 options, each with an exercise price of $41.13 and an expiration date of May 18, 2015.

•	Mr. Teixeira: In May 2010, 5,000 share options issued to Mr. Teixeira expired without being exercised. These options earned DEUs while they were outstanding. Upon expiration, 3,250 accrued DEUs were distributed in the form of common shares to Mr. Teixeira.

•	Ms. Zulberti: 10,000 options, each with an exercise price of $41.13 and an expiration date of May 18, 2015.
In addition, Mr. Zollars has 10,000 options outstanding at December 31, 2010 (5,000 options, each with an exercise price of $24.47 and 5,000 options, each with an exercise price of $27.56). These options will expire on May 14, 2011, the one-year anniversary of his retirement from the board.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Common Shares Beneficially Owned
     The following table shows the number of our common shares beneficially owned, as of March 9, 2011 (or such other date indicated in the footnotes below), by each person known to us to be the beneficial owner of five percent or more, in the aggregate, of our outstanding common shares.

	Amount of Shares
Name and Address	Beneficially Owned	% of Shares

FMR LLC(1)(2)	76,668,248	13.44%
82 Devonshire Street Boston, MA 02109

The Vanguard Group, Inc.(1)(3)	57,430,616	10.07%
100 Vanguard Blvd. Malvern, PA 19355

Blackrock, Inc.(1)(4)	42,326,296	7.42%
40 East 52nd Street New York, NY 10022

Invesco Ltd.(1)(5)	33,639,171	5.90%
1555 Peachtree Street NE Atlanta, GA 30309

Cohen & Steers, Inc.(1)(6)	33,459,822	5.87%
280 Park Avenue 10th Floor New York, NY 10017

Vanguard Specialized Funds— Vanguard REIT Index Fund(1)(7)	29,452,692	5.16%
100 Vanguard Blvd. Malvern, PA 19355

(1)	Entities included in the Schedule 13G filing have represented that the common shares reported were acquired and are held in the ordinary course of business and were not acquired and are not held for the purpose of or with the effect of changing or influencing the control of ProLogis and were not acquired and are not held in connection with or as a participant in any transaction having such purpose or effect.

(2)	Information regarding the beneficial ownership of our common shares by FMR LLC and certain related entities is included herein based on a Schedule 13G/A filed with the SEC on February 14, 2011, relating to such shares beneficially owned as of December 31, 2010. Such report provides that: (i) Fidelity Management & Research Company (Fidelity), a wholly owned subsidiary of FMR LLC and an investment advisor, is the beneficial owner of 47,387,624 of such common shares and FMR LLC with Edward C. Johnson III each have sole dispositive power with respect to the common shares beneficially owned by Fidelity; neither FMR LLC nor Mr. Johnson has sole power to vote or to direct the voting with respect of these common shares; (ii) FIL Limited (Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda) and various foreign-based subsidiaries is the beneficial owner with respect of 24,982,580 of such common shares and has sole power to vote or to direct the voting and sole dispositive power with respect of the common shares beneficially owned; (iii) Pyramis Global Advisors Trust Company (PGATC) (900 Salem Street, Smithfield, Rhode Island 02917), an indirect wholly-owned subsidiary of FMR LLC and a bank, is the beneficial owner of 3,159,472 of such common shares and Mr. Johnson and FMR LLC, through its control of PGATC, each have sole power to vote or to direct the voting and sole dispositive power with respect to the common shares beneficially owned by PGATC; (iv) Pyramis Global Advisors, LLC (PGALLC) (900 Salem Street, Smithfield, Rhode Island 02917), an indirect wholly-owned subsidiary of FMR LLC and an investment advisor, is the beneficial owner of 1,138,270 of such common shares, and Mr. Johnson and FMR LLC, through its control of PGALLC, each have sole power to vote or to direct the voting and sole dispositive power with respect of the common shares beneficially owned by PGALLC; and (v)

Strategic Advisors, Inc, a wholly-owned subsidiary of FMR LLC and an investment advisor, is the beneficial owner of 302 of such common shares and has sole power to vote or to direct the voting and sole dispositive power with respect of the common shares beneficially owned.

(3)	Information regarding the beneficial ownership of our common shares by The Vanguard Group, Inc. (Vanguard) and Vanguard Fiduciary Trust Company (VFTC), a wholly-owned subsidiary of Vanguard, is included herein based on a Schedule 13G/A filed with the SEC on February 10, 2011, relating to such shares beneficially owned as of December 31, 2010. Such report provides that Vanguard: (i) is the beneficial owner of all such common shares (712,454 of such common shares are beneficially owned as a result of its ownership of VFTC); (ii) has sole voting power and shared dispositive power with respect of 712,454 of such common shares; and (iii) has sole dispositive power with respect of 56,718,162 of such common shares.

(4)	Information regarding beneficial ownership of our common shares by Blackrock, Inc. (Blackrock) is included herein based on a Schedule 13G/A filed with the SEC on February 8, 2011, relating to such shares beneficially owned as of December 31, 2010. Such report provides that Blackrock is beneficial owner and has sole voting power and sole dispositive power with respect of all of such common shares.

(5)	Information regarding the beneficial ownership of our common shares by entities related to Invesco Ltd., organized in Bermuda, is included herein based on a Schedule 13G filed with the SEC on February 14, 2011, relating to shares beneficially owned as of December 31, 2010. Such report provides that: (i) Invesco Advisers, Inc. is the beneficial owner of 33,414,996 of such common shares of which it has sole voting power (19,695,216 shares), shared voting power (219,821 shares), sole dispositive power (33,287,496 shares), and shared dispositive power (127,500 shares); (ii) Invesco Powershares Capital Management is the beneficial owner and has sole voting and sole dispositive powers with respect of 76,176 of such common shares; (iii) Van Kampen Asset Management is the beneficial owner and has sole voting and sole dispositive powers with respect of 73,966 of such common shares beneficially owned; (iv) Invesco Asset Management (Japan) Limited is the beneficial owner and has sole voting and sole dispositive powers with respect of 59,343 of such common shares; (v) Stein Roe Investment Counsel, Inc. is the beneficial owner and has sole dispositive power but no voting power with respect of 10,410 of such common shares; (vi) Invesco Powershares Capital Management Ireland Ltd. is the beneficial owner and has sole voting and sole dispositive powers with respect of 4,042 of such common shares; and (vii) Invesco National Trust Company is the beneficial owner and has sole dispositive power with respect of 238 of such common shares and has sole voting power with respect of 39 of such common shares.

(6)	Information regarding the beneficial ownership of our common shares by entities related to Cohen & Steers, Inc. is included herein based on a Schedule 13G/A filed with the SEC on February 14, 2011, relating to such shares beneficially owned as of December 31, 2010. Such report provides that: (i) Cohen & Steers Capital Management, Inc. is the beneficial owner and has sole dispositive power with respect to 37,827,262 of such common shares and has sole voting power with respect of 32,866,903 of such common shares and (ii) Cohen & Steers Europe S. A. (Chausee de la Hulpe 116, 1170 Brussels, Belgium) is the beneficial owner and has sole dispositive power with respect of 976,491 of such common shares and has sole voting power with respect of 592,919 of such common shares.

(7)	Information regarding the beneficial ownership of our common shares by Vanguard Specialized Funds — Vanguard REIT Index Fund (Vanguard Funds) is included herein based on a Schedule 13G filed with the SEC on February 10, 2011, relating to such shares beneficially owned as of December 31, 2010. Such report provides that Vanguard Funds is the beneficial owner and has sole voting power with respect of all such common shares. Vanguard Funds has no dispositive power with respect of any such common shares.

     The following table shows the number of our common shares beneficially owned, as of March 9, 2011, by: (i) our chief executive officer (ii) our chief financial officer; (iii) our other named executive officers; (iv) each of our trustees; and (v) our trustees and all of our executive officers as a group.

	Shares Beneficially Owned
		Shares That May
	Shares Owned as	Be Acquired by
	of March 9,	May 9,	Total Beneficial
Name(1)	2011(2)	2011(3)	Ownership	% of Shares

Named Executive Officers:
Walter C. Rakowich(4)	673,404	535,255	1,208,659	(5)
Ted R. Antenucci(6)	329	863	1,192	(5)
William E. Sullivan	265,144	32,860	298,004	(5)
Edward S. Nekritz	229,369	200,704	430,073	(5)
Trustees:
Stephen L. Feinberg(7)	183,706	7,915	191,621	(5)
George L. Fotiades	34,335	10,000	44,335	(5)
Christine N. Garvey	15,885	10,000	25,885	(5)
Lawrence V. Jackson	—	—	—	(5)
Donald P. Jacobs	18,107	17,915	36,022	(5)
Irving F. Lyons III (8)	272,547	—	272,547	(5)
D. Michael Steuert	—	10,000	10,000	(5)
J. André Teixeira	30,233	—	30,233	(5)
Andrea M. Zulberti (9)	1,000	10,000	11,000	(5)

All trustees and executive officers as a group (13 total)	1,724,059	835,512	2,559,571	0.45%

(1)	The principal address of each person is: c/o ProLogis, 4545 Airport Way, Denver, Colorado 80239.

(2)	This column includes common shares beneficially owned directly or indirectly, including vested common shares owned through our 401(k) Plan, but excluding common shares that may be acquired within 60 days. Unless indicated otherwise, all interests are owned directly, and the indicated person has sole voting and investment power.

(3)	This column includes common shares that may be acquired within 60 days through the exercise of vested, non-voting options to purchase our common shares and through scheduled vesting of RSUs, earned PSAs, and associated DEUs. Unless indicated otherwise, all interests are owned directly and the indicated person will have sole voting and investment power upon receipt.

This column does not include vested, non-voting equity awards or other common shares, receipt of which has been deferred at the election of the executive officer or the trustee, as these awards cannot be distributed within 60 days. Our executive officers have not deferred any such equity awards as of March 9, 2011. The total number of vested, non-voting equity awards or other common shares not included for each trustee is (consisting of deferred share units and associated accrued DEUs and common shares deferred under the trustees’ deferred fee plan which is discussed under Trustee Compensation for Fiscal Year 2010 in Item 11. Executive Compensation):

•	Mr. Feinberg	89,235

•	Mr. Fotiades	61,426

•	Ms. Garvey	23,211

•	Mr. Jackson	40,320

•	Mr. Jacobs	73,127

•	Mr. Lyons	11,289

•	Mr. Steuert	54,246

•	Mr. Teixeira	27,041

•	Ms. Zulberti	42,547

(4)	The common shares beneficially owned by Mr. Rakowich include: (i) 494,932 common shares held in a trust for Mr. Rakowich’s family of which Mr. Rakowich is a trustee and a beneficiary; (ii) 872 common shares owned by Mr. Rakowich’s children; (iii) 504 common shares held in a trust in which Mr. Rakowich is trustee and for which he disclaims beneficial ownership; and (iv) 549 common shares held in a trust for Mr. Rakowich’s family for which he disclaims beneficial ownership.

(5)	The percent is less than 1% of the total common shares outstanding.

(6)	Under the terms of an amended employment agreement, Mr. Antenucci was paid a lump-sum cash payment in March 2011 in full satisfaction of his unvested outstanding long-term equity awards of $7,028,371, less applicable withholding taxes. Mr. Antenucci will leave his position as an executive officer effective June 30, 2011. See further discussion in the narrative discussion that follows the Grants of Plan-Based Awards for 2010 table under Item 11. Executive Compensation.

(7)	The common shares beneficially owned by Mr. Feinberg include: (i) 50,000 common shares owned by Dorsar Partners, LP of which Mr. Feinberg may be deemed to share voting and investment power; (ii) 40,000 common shares owned by Dorsar Investment Company of which Mr. Feinberg may be deemed to share voting and investment power; and (iii) 12,000 common shares in two trusts, one in which Mr. Feinberg is a beneficiary and one in which he is trustee and a relative is the beneficiary. Mr. Feinberg has pledged 50,000 of the common shares beneficially owned by him as security.

(8)	The common shares beneficially owned by Mr. Lyons include 176,363 shares which are issuable upon exchange of limited partnership units. The limited partnership interest is explained in Item 13. Certain Relationships and Related Transactions, and Director Independence — Related Parties Transactions Policy.

(9)	The common shares beneficially owned by Ms. Zulberti are held in a trust for which Ms. Zulberti shares voting and investment power.
Equity Compensation Plans
     We make equity-based compensation awards to our named executive officers and our outside trustees under the 2006 Long-Term Incentive Plan (which was amended in 2010) and the 2000 Share Option Plan for Outside Trustees (which was amended and restated in 2008), and their predecessor plans. In addition, we have an Employee Share Purchase Plan (ESPP), under which we have reserved shares that may be purchased by employees at a discounted price. Information regarding the common shares that may be issued under these plans, both of which have been approved by our shareholders, as of December 31, 2010, is as follows:

# of Securities Remaining
	# of Securities to be Issued	Weighted-Average	Available for Future Issuance
	Upon Exercise of	Exercise Price of	Under Equity Compensation
	Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (b)
(a)	(b)	(c)	(d)

Equity compensation plans approved by security holders(1)(2)(3)	7,825,403	$29.86	21,765,179
Equity compensation plans not approved by security holders	—	—	—

(1)	The amount in column (b) includes 3,222,508 common shares that can be issued upon the exercise of outstanding share options (of which 608,084 are vested to the holder) and 4,602,895 outstanding share awards (of which 446,273 are vested to the holder), including 201,015 DEUs associated with both outstanding share options and share awards (of which 25,722 are vested to the holder).

(2)	The weighted-average exercise price in column (c) relates to the 3,222,508 outstanding share options reflected in column (b). Of the amount in column (b), 4,602,895 shares will be issued for no consideration, primarily resulting from the granting of share awards (RSUs, PSAs, and DEUs).

(3)	The amount in column (d) includes 17,337,535 common shares that are reserved for issuance under our equity compensation plans and 4,427,644 common shares that are reserved for issuance under our ESPP. Under the ESPP, participating employees may purchase our common shares at a discounted price of 85% of the market price, as defined. The aggregate fair value of common shares that an individual employee can acquire in a calendar year under the ESPP is $25,000.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
Trustee Independence
     We require that a majority of our board be independent as defined by NYSE listing standards. To determine whether a trustee is independent, the board must affirmatively determine that there is no direct or indirect material relationship between the company and the trustee. The board has determined that all of our trustees, other than Mr. Rakowich, are independent in accordance with NYSE and SEC rules. The board reached its decision after reviewing trustee questionnaires, considering any transactions and relationships between us, our affiliates, members of our senior management and their affiliates, and each of the trustees, members of each trustee’s immediate family, and each trustee’s affiliates, and considering all other relevant facts and circumstances. The board has also determined that all members of the audit, management development and compensation, and board governance and nomination committees are independent in accordance with NYSE and SEC rules.
Related Parties Transaction Policy
     We recognize that transactions between us and related parties can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than our best interests and the best interests of our shareholders. Related parties may include our trustees, executives, significant shareholders, and immediate family members and affiliates of such persons.
     Several provisions of our code of ethics and business conduct are intended to help us avoid the conflicts and other issues that may arise in transactions between us and related parties, including the following:
•	employees will not engage in conduct or activity that may raise questions as to the company’s honesty, impartiality, or reputation or otherwise cause embarrassment to the company;

•	employees shall not hold financial interests that conflict with, or leave the appearance of conflicting with, the performance of their assigned duties;

•	employees shall act impartially and not give undue preferential treatment to any private organization or individual; and

•	employees should avoid actual conflicts or the appearance of conflicts of interest.
     Our code may be amended, modified, or waived by our board or the board governance and nomination committee, subject to the disclosure requirements and other provisions of the rules and regulations of the SEC and the NYSE. We have never waived the application of our code and have no intention to do so.
     In addition, our declaration of trust provides that any transaction between the company and any trustee or any affiliates of any trustee must be approved by a majority of the trustees not interested in the transaction. Also, our written governance guidelines state that one of the primary responsibilities of our board is to review the adequacy of the company’s systems for safeguarding the company’s assets.
     Although we do not have detailed written procedures concerning the waiver of the application of our code of ethics and business conduct or the review and approval of transactions with trustees or their affiliates, our trustees would consider all relevant facts and circumstances in considering any such waiver or review and approval, including:
•	whether the transaction is in, or not inconsistent with, the best interests of the company and its shareholders;

•	the terms of the transaction and the terms of similar transactions available to unrelated parties or employees generally;

•	the availability of other sources for comparable products or services;

•	the benefits to the company;

•	the impact on the trustee’s independence, if the transaction is with a trustee or an affiliate of a trustee; and

•	the possibility that the transaction may raise questions about the company’s honesty, impartiality, or reputation.

     Relationship with Mr. Lyons
     In 1993, we acquired an industrial real estate portfolio from entities in which Mr. Lyons was an owner and principal officer. The transaction was negotiated at arm’s length before we became affiliated with him. As a result of the transaction, Mr. Lyons, through entities in which he has ownership interests, acquired an ownership interest in ProLogis Limited Partnership-I (the entity formed to own the acquired real estate assets). Mr. Lyons’ indirect interest is 1.2% as of December 31, 2010 (equal to 176,363 units which are exchangeable for 176,363 ProLogis common shares). ProLogis Limited Partnership-I currently has $26.4 million of secured loans with a third-party lender. Mr. Lyons and other limited partners of ProLogis Limited Partnership-I entered into an agreement in 2003 to guarantee up to $25 million of these secured loans. The guaranty was not required by ProLogis, nor did it affect ProLogis, but was entered into for reasons personal to Mr. Lyons and the other limited partners. The board believes that this relationship is consistent with our related parties transaction policy discussed above.
Item 14. Principal Accounting Fees and Services
Independent Registered Public Accounting Firm
     KPMG LLP was retained as our independent registered public accounting firm to audit our consolidated financial statements for 2010. Additionally, we retained KPMG LLP to provide certain tax and other services in 2010. In the course of KPMG LLP’s provision of services on our behalf, we have recognized the importance of KPMG LLP’s ability to maintain objectivity and independence in its audit of our financial statements and the importance of minimizing any relationships that could appear to impair that objectivity. To that end, the audit committee has adopted policies and procedures governing the pre-approval of audit and non-audit work performed by our independent registered public accounting firm. The independent registered public accounting firm is authorized to perform specified pre-approved services up to certain annual amounts which vary by the type of service provided. Individual engagements anticipated to exceed pre-established thresholds must be separately approved. All of the fees reflected below for 2010 were either specifically pre-approved by the audit committee or pre-approved pursuant to the audit committee’s Audit and Non-Audit Services Pre-Approval Policy. These policies and procedures also detail certain services that the independent registered public accounting firm is prohibited from providing to us.
     The following table represents fees for professional audit services rendered by KPMG LLP for the audit of the company’s consolidated financial statements for 2010 and 2009 and fees billed for other services rendered by KPMG LLP:

Types of Fees	2010	2009

Audit fees(1)	$3,086,804	$3,050,199
Audit-related fees(2)	27,000	25,500
Tax fees(3)	366,172	255,000
All other fees(4)	—	—

Totals	$3,479,976	$3,330,699

(1)	Audit fees consists of fees for professional services for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and the review of our consolidated financial statements included in our Quarterly Reports on Form 10-Q, including all services required to comply with the standards of the Public Company Accounting Oversight Board (United States), and fees associated with performing the integrated audit of internal controls over financial reporting (Sarbanes-Oxley Section 404 work). Additionally, amounts include fees for services associated with comfort letters, statutory audits, and reviews of documents filed with the SEC (fees for registration statements and comfort letters in 2010 were $275,200 and in 2009 were $199,625).

(2)	Audit-related fees consist of fees for assurance and related services associated with the review of the ProLogis and Catellus employee benefit plans.

(3)	Tax fees are primarily fees for tax compliance and pre-approved tax advice.

(4)	No other fees were billed for 2010 or 2009.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this amendment:
(a)	Financial Statements and Schedules:

None

(b)	Exhibits: See the exhibit index on page 43 of this amendment, which is incorporated herein by reference.

(c)	Financial Statements:

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ WALTER C. RAKOWICH
Walter C. Rakowich
Chief Executive Officer and Trustee

Date: March 28, 2011

Exhibit Index

Exhibit
Number	Description
31.1	Certification of Chief Executive Officer, dated March 28, 2011

31.2	Certification of Chief Financial Officer, dated March 28, 2011

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase

101. DEF**	XBRL Taxonomy Extension Definition Linkbase

101. LAB**	XBRL Taxonomy Extension Label Linkbase

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase

**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.