Form 10-Q
period 2011-03-31
PROLOGIS
filed 2011-05-10
CIK 899881

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common shares as of May 2, 2011 was approximately 570,550,300.

PROLOGIS
INDEX

Page
Number
PART I. Financial Information
Item 1. Consolidated Balance Sheets — March 31, 2011 and December 31, 2010	1
Consolidated Statements of Operations — Three Months Ended March 31, 2011 and 2010	2
Consolidated Statement of Equity — Three Months Ended March 31, 2011 March 31, 2011	3
Consolidated Statements of Comprehensive Income (Loss) — Three Months Ended March 31, 2011 and 2010 2010	3
Consolidated Statements of Cash Flows — Three Months Ended March 31, 2011 and 2010	4
Notes to Consolidated Financial Statements	5
Report of Independent Registered Public Accounting Firm	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	33
PART II. Other Information
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. [Removed and Reserved]	34
Item 5. Other Information	34
Item 6. Exhibits	34
EX-10.2
EX-12.1
EX-12.2
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1.
Item 1. Financial Statements
PROLOGIS
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,
	2011	December 31,
	(Unaudited)	2010

ASSETS
Investments in real estate properties	$13,141,508	$12,879,641
Less accumulated depreciation	1,656,781	1,595,678

Net investments in properties	11,484,727	11,283,963
Investments in and advances to unconsolidated investees	2,084,696	2,024,661
Notes receivable backed by real estate	358,323	302,144
Assets held for sale	215,714	574,791

Net investments in real estate	14,143,460	14,185,559

Cash and cash equivalents	24,744	37,634
Restricted cash	34,088	27,081
Accounts receivable	95,538	58,979
Other assets	637,865	593,414

Total assets	$14,935,695	$14,902,667

LIABILITIES AND EQUITY
Liabilities:
Debt	$6,415,034	$6,506,029
Accounts payable and accrued expenses	394,862	388,536
Other liabilities	496,946	467,998
Liabilities related to assets held for sale	2,464	19,749

Total liabilities	7,309,306	7,382,312

Equity:
ProLogis shareholders’ equity:
Series C Preferred Shares at stated liquidation preference of $50 per share; $0.01 par value; 2,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	100,000	100,000
Series F Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	125,000	125,000
Series G Preferred Shares at stated liquidation preference of $25 per share; $0.01 par value; 5,000 shares issued and outstanding at March 31, 2011 and December 31, 2010	125,000	125,000
Common Shares; $0.01 par value; 570,552 shares issued and outstanding at March 31, 2011 and 570,076 shares issued and outstanding at December 31, 2010	5,706	5,701
Additional paid-in capital	9,665,861	9,668,404
Accumulated other comprehensive income (loss)	213,465	(3,160)
Distributions in excess of net earnings	(2,626,381)	(2,515,722)

Total ProLogis shareholders’ equity	7,608,651	7,505,223
Noncontrolling interests	17,738	15,132

Total equity	7,626,389	7,520,355

Total liabilities and equity	$14,935,695	$14,902,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Rental income	$205,311	$187,545
Property management and other fees and incentives	29,170	28,662
Development management and other income	4,319	1,076

Total revenues	238,800	217,283

Expenses:
Rental expenses	63,342	56,264
Investment management expenses	10,552	10,319
General and administrative	39,183	42,006
Merger integration expenses and reduction in workforce	5,988	—
Depreciation and amortization	82,693	75,166
Other expenses	4,684	4,267

Total expenses	206,442	188,022

Operating income	32,358	29,261

Other income (expense):
Earnings from unconsolidated investees, net	13,641	7,973
Interest income	4,436	310
Interest expense	(90,562)	(109,979)
Other expense, net	(7,015)	(482)
Net gains on dispositions of investments in real estate	3,725	11,807
Foreign currency exchange gains, net	1,374	3,688
Loss on early extinguishment of debt, net	—	(47,633)

Total other income (expense)	(74,401)	(134,316)

Loss before income taxes	(42,043)	(105,055)
Current income tax expense	5,505	9,753
Deferred income tax expense (benefit)	864	(1,551)

Total income tax expense	6,369	8,202

Loss from continuing operations	(48,412)	(113,257)

Discontinued operations:
Income attributable to disposed properties and assets held for sale	6,288	20,602
Net gains on dispositions of properties and other real estate investments, net of taxes	1,960	8,148

Total discontinued operations	8,248	28,750

Consolidated net loss	(40,164)	(84,507)
Net earnings attributable to noncontrolling interests	(83)	(253)

Net loss attributable to controlling interests	(40,247)	(84,760)
Less preferred share dividends	6,369	6,369

Net loss attributable to common shares	$(46,616)	$(91,129)

Weighted average common shares outstanding — Basic	570,559	474,991

Weighted average common shares outstanding — Diluted	570,559	474,991

Net earnings (loss) per share attributable to common shares — Basic:
Continuing operations	$(0.09)	$(0.25)
Discontinued operations	0.01	0.06

Net loss per share attributable to common shares — Basic	$(0.08)	$(0.19)

Net earnings (loss) per share attributable to common shares — Diluted:
Continuing operations	$(0.09)	$(0.25)
Discontinued operations	0.01	0.06

Net loss per share attributable to common shares — Diluted	$(0.08)	$(0.19)

Distributions per common share	$0.1125	$0.15

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENT OF EQUITY
Three Months Ended March 31, 2011
(Unaudited)
(In thousands)

		Common Shares			Accumulated	Distributions
		Number		Additional	Other	in Excess of	Non-
	Preferred	of	Par	Paid-in	Comprehensive	Net	controlling	Total
	Shares	Shares	Value	Capital	Income (Loss)	Earnings	Interests	Equity

Balance as of January 1, 2011	$350,000	570,076	$5,701	$9,668,404	$(3,160)	$(2,515,722)	$15,132	$7,520,355
Consolidated net earnings (loss)	—	—	—	—	—	(40,247)	83	(40,164)
Issuances of common shares under common share plans, net of issuance costs	—	476	5	(2,543)	—	—	—	(2,538)
Foreign currency translation gains, net	—	—	—	—	201,253	—	2,608	203,861
Unrealized gains and amortization on derivative contracts, net	—	—	—	—	15,372	—	—	15,372
Distributions	—	—	—	—	—	(70,412)	(85)	(70,497)

Balance as of March 31, 2011	$350,000	570,552	$5,706	$9,665,861	$213,465	$(2,626,381)	$17,738	$7,626,389

PROLOGIS
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010

Net loss attributable to controlling interests	$(40,247)	$(84,760)
Other comprehensive income (loss):
Foreign currency translation gains (losses), net	201,253	(118,006)
Unrealized gains (losses) and amortization on derivative contracts, net	15,372	(12,794)

Comprehensive income (loss) attributable to common shares	$176,378	$(215,560)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PROLOGIS
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities:
Net loss attributable to controlling interests	$(40,247)	$(84,760)
Adjustments to reconcile net loss to net cash provided by operating activities:
Noncontrolling interest share in earnings, net	83	253
Straight-lined rents	(12,602)	(11,304)
Cost (settlement) of share-based compensation awards	(1,537)	5,681
Depreciation and amortization	83,121	86,315
Earnings from unconsolidated investees	(13,641)	(7,973)
Changes in operating receivables and distributions from unconsolidated investees	23,063	(3,728)
Amortization of deferred loan costs	4,997	6,482
Amortization of debt discount, net	7,838	15,334
Gains recognized on property dispositions, net	(7,601)	(19,955)
Loss on early extinguishment of debt, net	—	47,633
Unrealized foreign currency exchange gains, net	(1,635)	(3,209)
Deferred income tax expense (benefit)	864	(1,551)
Increase in restricted cash, accounts receivable and other assets	(56,198)	(13,792)
Increase (decrease) in accounts payable and accrued expenses and other liabilities	16,057	(4,517)

Net cash provided by operating activities	2,562	10,909

Investing activities:
Real estate investments	(200,746)	(91,246)
Tenant improvements and lease commissions on previously leased space	(12,290)	(9,061)
Non-development capital expenditures	(4,674)	(5,351)
Net advances from (investments in and net advances to) unconsolidated investees	11,329	(127,264)
Return of investment from unconsolidated investees	38,693	27,251
Proceeds from dispositions of real estate properties	394,494	180,913
Proceeds from repayment of notes receivable	6,450	13,638
Investments in notes receivable backed by real estate and advances on other notes receivable	(55,000)	—

Net cash provided by (used in) investing activities	178,256	(11,120)

Financing activities:
Proceeds from sales and issuances of common shares	31	28,309
Distributions paid on common shares	(64,043)	(71,713)
Dividends paid on preferred shares	(6,354)	(6,354)
Noncontrolling interest distributions, net	(85)	(143)
Debt and equity issuance costs paid	(3,039)	(21,106)
Net payments on credit facilities	(269,817)	(561,208)
Repurchase of senior and convertible senior notes and extinguishment of secured mortgage debt	—	(961,135)
Proceeds from issuance of senior and convertible senior notes and secured mortgage debt	164,503	1,646,248
Payments on senior notes, secured mortgage debt and assessment bonds	(16,351)	(30,502)

Net cash provided by (used in) financing activities	(195,155)	22,396

Effect of foreign currency exchange rate changes on cash	1,447	(669)
Net increase (decrease) in cash and cash equivalents	(12,890)	21,516
Cash and cash equivalents, beginning of period	37,634	34,362

Cash and cash equivalents, end of period	$24,744	$55,878

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
On January 30, 2011, we and three of our newly formed, wholly owned subsidiaries, entered into a definitive Agreement and Plan of Merger, with AMB Property Corporation, a Maryland corporation (“AMB”), and AMB Property, L.P., a Delaware limited partnership (“AMB LP”). During the first quarter of 2011, we incurred certain expenses in connection with the expected merger with AMB, that have been included in Merger Integration Expenses and Reduction in Workforce on the Consolidated Statements of Operations. See Note 13 for further discussion on subsequent events related to the merger.
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
The accompanying unaudited interim financial information has been prepared according to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with such rules and regulations. Our management believes that the disclosures presented in these financial statements are adequate to make the information presented not misleading. In our opinion, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2011, our results of operations for the three months ended March 31, 2011 and 2010, and our cash flows for the three months ended March 31, 2011 and 2010 have been included. We have evaluated all subsequent events for adjustment to or disclosure in these financial statements through the issuance of these financial statements. The results of operations for such interim periods are not necessarily indicative of the results for the full year. The accompanying unaudited interim financial information should be read in conjunction with our December 31, 2010 Consolidated Financial Statements, as filed with the SEC in our Annual Report on Form 10-K.
Certain amounts included in the accompanying Consolidated Financial Statements for 2010 have been reclassified to conform to the 2011 financial statement presentation.
Recent Accounting Pronouncements. In July 2010, the FASB issued a new accounting standard that expands existing disclosures about the credit quality of financing receivables and the related allowance for credit losses. We adopted the expanded disclosure requirements for ending balances applicable to our Notes Receivable Backed by Real Estate as of December 31, 2010. Disclosures regarding activity that occurs during the reporting period were effective beginning January 1, 2011. See Note 4 for disclosure of the rollforward activity for the three months ended March 31, 2011.
In January 2010, the FASB issued a new accounting standard that requires disclosures about purchases, sales, issuances and settlements in the reconciliation for Level 3 fair value measurements. The Level 3 disclosure requirements were effective for us on January 1, 2011, but did not have an impact on our financial position or results of operations. In addition, we do not have any significant financial assets or financial liabilities that are measured at fair value using Level 3 valuation techniques and inputs on a recurring basis, the adoption of this standard is not considered material.
2. Real Estate
Investments in real estate properties are presented at cost, and consist of the following (in thousands):

	March 31,	December 31,
	2011	2010

Industrial properties (1):
Improved land	$2,548,677	$2,527,972
Buildings and improvements	8,258,506	8,186,827
Properties under development, including cost of land (2)	452,813	365,362
Land (3)	1,599,966	1,533,611
Other real estate investments (4)	281,546	265,869

Total investments in real estate properties	13,141,508	12,879,641
Less accumulated depreciation	1,656,781	1,595,678

Net investments in properties	$11,484,727	$11,283,963

(1)	At March 31, 2011 and December 31, 2010, we had 983 and 985 industrial properties consisting of 167.6 million square feet and 168.5 million square feet, respectively.

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

(2)	Properties under development consisted of 16 properties aggregating 5.7 million square feet at March 31, 2011 and 14 properties aggregating 4.9 million square feet at December 31, 2010. Our total expected investment upon completion of the properties under development at March 31, 2011 was $659.3 million, including land, development and leasing costs.

(3)	Land consisted of 8,909 acres and 8,990 acres at March 31, 2011 and December 31, 2010, respectively, and includes land parcels that we may develop or sell depending on market conditions and other factors.

(4)	Included in other investments are: (i) land subject to ground leases; (ii) parking lots; (iii) our corporate office buildings, which we occupy, and one office building available for lease; (iv) certain infrastructure costs related to projects we are developing on behalf of others; (v) costs incurred related to future development projects, including purchase options on land; and (vi) earnest money deposits associated with potential acquisitions.
At March 31, 2011, excluding our assets held for sale, we owned real estate assets in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan).
During the three months ended March 31, 2011, we recognized Net Gains on Dispositions of Real Estate Properties in continuing operations of $3.7 million, which related to the sale of one operating property (0.3 million square feet) to ProLogis European Properties Fund II and adjustments to previous dispositions ($3.1 million gain and cash proceeds of $17.2 million) and the sale of 60 acres of land to third parties ($0.6 million gain and cash proceeds of $9.1 million).
When we contribute to a property fund or joint venture in which we have an ownership interest, we do not recognize a portion of the gain realized. If a loss is realized it is recognized when known. The amount of gain not recognized, based on our ownership interest in the entity acquiring the property, is deferred by recognizing a reduction to our investment in the applicable unconsolidated investee. Due to our continuing involvement through our ownership in the unconsolidated investee, these dispositions are not included in discontinued operations. See Note 5 for further discussion of properties we sold to third parties that are reported in discontinued operations.
During the first quarter of 2011, we recognized a $6.9 million charge for estimated repairs related primarily to one of our buildings in Japan that was damaged from the earthquake and related tsunami in March 2011, which is included in Other Expense, Net on the Consolidated Statement of Operations.
3. Unconsolidated Investees
Summary of Investments
Our investments in and advances to unconsolidated investees, which we account for under the equity method, are summarized by type of investee as follows (in thousands):

	March 31,	December 31,
	2011	2010

Property funds	$1,950,313	$1,890,016
Other investees	134,383	134,645

Totals	$2,084,696	$2,024,661

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
Summarized information regarding our investments in the property funds is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Earnings (loss) from unconsolidated property funds:
North America	$2,622	$(2,813)
Europe	9,092	8,529
Asia	209	178

Total earnings from unconsolidated property funds, net	$11,923	$5,894

Fees paid to ProLogis:
Property management and other fees and incentives:
North America	$12,541	$14,376
Europe	13,325	12,895

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Asia	193	189

Total property management and other fees and incentives	26,059	27,460
Development management and other income — Europe	1,901	—

Total fees paid to ProLogis	$27,960	$27,460

We also earned property management fees from other investees and other entities of $3.1 million and $1.2 million during the three months ended March 31, 2011 and 2010, respectively.
Information about our investments in the property funds is as follows (dollars in thousands):

	Ownership Percentage		Investment in and Advances to
	March 31,	December 31,	March 31,	December 31,
Property Fund	2011	2010	2011	2010

ProLogis California	50.0%	50.0%	$89,577	$91,088
ProLogis North American Properties Fund I	41.3%	41.3%	40,238	40,572
ProLogis North American Properties Fund XI	20.0%	20.0%	30,248	30,274
ProLogis North American Industrial Fund	23.1%	23.1%	231,498	234,172
ProLogis North American Industrial Fund II	37.0%	37.0%	350,463	354,407
ProLogis North American Industrial Fund III	20.0%	20.0%	130,915	132,282
ProLogis Mexico Industrial Fund	20.0%	20.0%	52,804	53,574
ProLogis European Properties (“PEPR”) (1)	33.1%	33.1%	533,718	496,946
ProLogis European Properties Fund II (“PEPF II”)	29.7%	29.7%	473,471	439,985
ProLogis Korea Fund	20.0%	20.0%	17,381	16,716

Totals			$1,950,313	$1,890,016

(1)	Subsequent to March 31, 2011, we increased our ownership percentage in PEPR and launched a mandatory tender offer. See Note 13 for more information.
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
Summarized financial information of the property funds (for the entire entity, not our proportionate share) and our investment in such funds is presented below (dollars in millions):

	North
2011	America	Europe	Asia	Total

For the three months ended March 31, 2011:
Revenues	$173.3	$190.4	$3.0	$366.7
Net earnings (loss)	$(14.5)	$20.5	$1.1	$7.1
As of March 31, 2011:
Total assets	$8,037.7	$8,736.4	$157.6	$16,931.7
Amounts due to (from) us (1)	$115.3	$(26.2)	$0.2	$89.3
Third party debt (2)	$4,193.2	$3,719.1	$50.9	$7,963.2
Total liabilities	$4,499.0	$4,394.6	$54.7	$8,948.3
Noncontrolling interest	$—	$6.3	$—	$6.3
Fund partners’ equity	$3,538.7	$4,335.5	$102.9	$7,977.1
Our weighted average ownership (3)	28.5%	31.3%	20.0%	29.8%
Our investment balance (4)	$925.7	$1,007.2	$17.4	$1,950.3
Deferred gains, net of amortization (5)	$233.4	$298.5	$—	$531.9

	North
2010	America	Europe	Asia	Total

For the three months ended March 31, 2010:
Revenues	$201.9	$186.7	$2.8	$391.4
Net earnings (loss) (6)	$(24.0)	$16.5	$0.9	$(6.6)
As of December 31, 2010:
Total assets	$8,082.2	$8,176.7	$127.3	$16,386.2

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	North
2010	America	Europe	Asia	Total

Amounts due to (from) us (1)	$117.3	$(5.9)	$0.2	$111.6
Third party debt (2)	$4,196.2	$3,476.8	$49.2	$7,722.2
Total liabilities	$4,529.8	$4,131.7	$52.9	$8,714.4
Noncontrolling interest	$—	$5.9	$—	$5.9
Fund partners’ equity	$3,552.4	$4,039.1	$74.4	$7,665.9
Our weighted average ownership (3)	28.5%	31.3%	20.0%	29.8%
Our investment balance (4)	$936.4	$936.9	$16.7	$1,890.0
Deferred gains, net of amortization (5)	$235.1	$297.1	$—	$532.2

(1)	As of March 31, 2011 and December 31, 2010, we had notes receivable aggregating $21.4 million outstanding from ProLogis North American Industrial Fund III for both periods. During 2010, we purchased an $81.0 million loan to ProLogis North American Industrial Fund II (“ProLogis NAIF II”) from the lender, which is included in Notes Receivable Backed by Real Estate; the note balance was reduced by $2.7 million during the first quarter of 2011. The remaining amounts represent current balances from services provided by us to the property funds.

(2)	As of March 31, 2011 and December 31, 2010, we had not guaranteed any of the third party debt of the property funds. We have pledged direct owned properties, with an undepreciated cost of $273.7 million, to serve as additional collateral for the secured mortgage loan of ProLogis North American Industrial Fund II payable to an affiliate of our fund partner.

(3)	Represents our weighted average ownership interest in all property funds based on each entity’s contribution to total assets, before depreciation, net of other liabilities.

(4)	The difference between our ownership interest in the property fund’s equity and our investment balance results principally from three types of transactions: (i) deferring a portion of the gains we recognize from a contribution of one of our properties to a property fund (see next footnote); (ii) recording additional costs associated with our investment in the property fund; and (iii) advances to the property fund.

(5)	This amount is recorded as a reduction to our investment and represents the gains that were deferred when we contributed a property to a property fund due to our continuing ownership in the property.

(6)	In 2010, there were net losses of $5.2 million associated with interest rate contracts that no longer met the requirements for hedge accounting and, therefore, the change in fair value of these contracts was recognized within earnings, along with the gain or loss upon settlement. All derivatives were settled in 2010, therefore, there is no impact in 2011.
Other unconsolidated investees
During the three months ended March 31, 2011, we had investments in entities that developed and/or owned industrial properties and performed land development activity. During the first quarter of 2010, we also had investments in entities that owned non-core properties, which were disposed of later in 2010 and in the first quarter of 2011. The amounts that we recognized as our proportionate share of the earnings from our investments in these entities are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

North America	$73	$1,542
Europe	730	503
Asia	915	34

Total earnings from other unconsolidated investees, net	$1,718	$2,079

Our investments in and advances to these entities are as follows (in thousands):

	March 31,	December 31,
	2011	2010

North America	$17,823	$17,508
Europe	50,113	49,857
Asia	66,447	67,280

Total investments in and advances to unconsolidated investees	$134,383	$134,645

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
4. Notes Receivable Backed by Real Estate
As of March 31, 2011 and December 31, 2010, the balance in notes receivable backed by real estate was $358.3 million and $302.1 million, respectively. The activity on these notes receivable for the three months ended March 31, 2011 is as follows (in thousands):

	$188 million	$55 million
	Preferred Equity	Preferred Equity	ProLogis	Other Notes
	Interest	Interest (1)	NAIF II (2)	Receivable

Balance as of December 31, 2010	$189,550	$—	$81,540	$31,054
Addition of notes receivable balance	—	55,000	—	—
Payment received on principal note balance	—	—	(2,676)	—
Accrued interest, net of interest payments received	1,695	316	—	—
Impact of changes in foreign exchange rates	—	—	—	1,844

Balance as of March 31, 2011	$191,245	$55,316	$78,864	$32,898

(1)	In the first quarter of 2011, we completed the sale of a portfolio of U.S. retail, mixed-use and other non-core assets to a third party. As part of the transaction, we invested approximately $55 million in a preferred equity interest in a subsidiary of the buyer. Based on the terms of this instrument, the preferred equity interest meets the definition of an investment in a debt security from an accounting perspective. We earn a preferred return at an annual rate of 7% for the first three years, 8% for the fourth year and 10% for the fifth year. Partial or full redemption can occur at any time at the buyer’s discretion or after the five year anniversary at our discretion.

(2)	During the first quarter of 2011, one of the properties securing this note was sold and the proceeds were used to pay down the balance on the note. As of March 31, 2011 this note is secured by 12 properties.
5. Assets Held for Sale and Discontinued Operations
Held for Sale
During the first quarter of 2011, we sold a portfolio of non-core assets for net proceeds of $357.3 million that were included in Assets Held for Sale at December 31, 2010 ($296.7 million of the proceeds related to assets that are included in Discontinued Operations). As of March 31, 2011, we have eight land parcels and five operating properties that met the criteria as held for sale. The amounts included in Assets Held for Sale as of March 31, 2011 primarily include real estate balances of certain non-core assets, which were part of a definitive agreement signed in December 2010 that are expected to close in the second quarter of 2011.
Discontinued Operations
During the three months ended March 31, 2011, we disposed of land subject to ground leases and 33 non-development properties aggregating 2.2 million square feet to third parties, most of which was included in Assets Held for Sale at December 31, 2010. During all of 2010, we disposed of land subject to ground leases and 205 properties aggregating 25.4 million square feet to third parties, two of which were development properties.
The operations of the properties held for sale or disposed of to third parties and the aggregate net gains recognized upon their disposition are presented as Discontinued Operations in our Consolidated Statements of Operations for all periods presented. Interest expense is included in discontinued operations only if it is directly attributable to these properties.
Discontinued operations are summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Rental income	$10,061	$43,373
Rental expenses	(3,345)	(11,622)
Depreciation and amortization	(428)	(11,149)

Income attributable to disposed properties	6,288	20,602
Net gains recognized on dispositions of properties and other real estate investments	3,876	8,148
Income tax on dispositions	(1,916)	—

Total discontinued operations	$8,248	$28,750

The following information relates to properties disposed of during the periods presented and recorded as discontinued operations, including adjustments to previous dispositions for actual versus estimated selling costs (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010

Number of properties	33	8
Net proceeds from dispositions	$331,153	$13,688
Net gains from dispositions	$3,876	$8,148

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
6. Debt
Our debt consisted of the following (dollars in thousands):

	March 31, 2011		December 31, 2010
	Weighted		Weighted
	Average Interest	Amount	Average Interest	Amount
	Rate	Outstanding	Rate	Outstanding

Credit facilities (“Global Line”)	3.58%	$273,520	3.53%	$520,141
Senior notes	6.61%	3,194,083	6.63%	3,195,724
Convertible senior notes (1)	4.90%	1,529,843	4.90%	1,521,568
Secured mortgage debt	5.18%	1,398,744	5.67%	1,249,729
Assessment bonds	6.31%	18,844	6.48%	18,867

Totals	5.76%	$6,415,034	5.79%	$6,506,029

(1)	The interest rates presented represent the effective interest rates (including amortization of the non-cash discount related to these notes). The weighted average coupon interest rate was 2.6% as of March 31, 2011 and December 31, 2010.
As of March 31, 2011, we were in compliance with all of our debt covenants, under our Global Line and Indenture, dated as of March 1, 1995, between Prologis and U.S. Bank National Association, as trustee (as successor in interest to State Street Bank and Trust Company) (as amended, supplemented or otherwise modified to the date hereof, the “Indenture”).
During the three months ended March 31, 2010, in connection with our announced initiatives to stagger and extend our debt maturities and reduce debt, we repurchased certain senior and convertible senior notes outstanding with maturities in 2012 and 2013 (we did not repurchase any debt in 2011). We utilized proceeds from borrowings under the Global Line to repurchase the senior notes. In addition, in 2010 we repaid certain secured mortgage debt in connection with the sale of a property in Japan. The activity is summarized as follows (in thousands):

Three Months Ended
March 31, 2010

Convertible Senior Notes (1):
Original principal amount	$490,039
Cash purchase price	$465,094
Senior Notes:
Original principal amount	$422,476
Cash purchase price	$449,382
Secured Mortgage Debt:
Original principal amount	$45,140
Cash repayment price	$46,659
Total:
Original principal amount	$957,655
Cash purchase / repayment price	$961,135
Loss on early extinguishment of debt (2)	$(47,633)

(1)	Although the cash purchase price is less than the principal amount outstanding, the repurchase of these notes resulted in a non-cash loss due to the reversal of the non-cash discount associated with the notes repurchased.

(2)	Represents the difference between the recorded debt (including unamortized related debt issuance costs, premiums and discounts) and the consideration we paid to retire the debt, which may include prepayment penalties and costs.
Global Line
Information related to our Global Line as of March 31, 2011 is as follows (dollars in millions):

Aggregate lender — commitments	$1,627.5
Less:
Borrowings outstanding	273.5
Outstanding letters of credit	85.3

Current availability	$1,268.7

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
We may draw funds from a syndicate of banks in U.S. dollars, euros, Japanese yen, and British pound sterling. Based on our public debt ratings and a pricing grid, interest on the borrowings under the Global Line accrues at a variable rate (3.58% per annum at March 31, 2011 based on a weighted average using local currency rates) and is based upon the interbank offered rate in each respective jurisdiction in which the borrowings are outstanding. The facility matures on August 12, 2012.
Secured Mortgage Debt
TMK bonds are a financing vehicle in Japan for special purpose companies known as TMKs. In 2011, we issued a ¥13.0 billion ($161.3 million) TMK bond on March 17, 2011 at 1.34% due March 2018 on one property with an undepreciated cost of $253.8 million at March 31, 2011.
Long-Term Debt Maturities
Principal payments due on our debt, excluding the Global Line, for the remainder of 2011 and for each of the years in the five-year period ending December 31, 2016 and thereafter are as follows (in thousands):

2011 (1)	$172,333
2012 (2)	800,233
2013 (2) (3)	659,957
2014	659,160
2015	801,616
2016	566,156
Thereafter	2,523,973

Total principal due	6,183,428
Less: discount, net	41,914

Net carrying balance	$6,141,514

(1)	The majority of this balance relates to our euro notes, which were repaid in April 2011 with borrowings under our Global Line.

(2)	The maturities in 2012 and 2013 include $593.0 million and $527.9 million, respectively, representing the aggregate principal amounts of the convertible senior notes issued in 2007 and 2008, based on the year in which the holders first have the right to require us to repurchase their notes for cash.

(3)	The convertible notes issued in November 2007 are included as 2013 maturities since the holders have the right to require us to repurchase their notes for cash in January 2013. The holders of these notes also have the option to convert their notes in November 2012, which we may settle in cash or common shares, at our option.
7. Long-Term Compensation
Our long-term incentive plans provide for grants of share options, stock appreciation rights, full value awards and cash incentive awards to employees and other persons, including non-management members of our Board of Trustees. The full value awards outstanding at March 31, 2011 include restricted share units (“RSUs”) and performance share awards (“PSAs”).
Summary of Activity
The activity for the three months ended March 31, 2011, with respect to our share options, is as follows:

	Options Outstanding
		Weighted Average
	Number of Options	Exercise Price	Options Exercisable

Balance at December 31, 2010	3,222,508	$29.86
Settled	(278,399)	31.98
Forfeited	(104,435)	48.34

Balance at March 31, 2011	2,839,674	$28.97	2,365,352

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
The activity for the three months ended March 31, 2011, with respect to our full value awards, is as follows:

	Number of	Weighted Average	Number of
	Shares	Original Value	Shares Vested

Balance at December 31, 2010	4,185,341
Granted	1,788,385
Distributed	(645,125)
Settled	(333,900)
Forfeited	(226,970)

Balance at March 31, 2011	4,767,731	$12.61	196,988

In 2011, we granted 1,159,968 RSUs and 628,417 target PSAs. The PSAs were granted to certain employees of the company, vest over three years and may be earned based on the attainment of certain individual and company goals for 2011. The ultimate number of PSAs that may be earned and issued to each employee can be between from 0 — 200% of their target award.
8. Earnings Per Common Share
We determine basic earnings per share based on the weighted average number of common shares outstanding during the period. We compute diluted earnings per share based on the weighted average number of common shares outstanding combined with the incremental weighted average effect from all outstanding potentially dilutive instruments.
The following table sets forth the computation of our basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2011 (1)	2010 (1)

Net loss attributable to common shares	$(46,616)	$(91,129)

Weighted average common shares outstanding — Basic and Diluted (2)(3)	570,559	474,991

Net loss per share attributable to common shares — Basic	$(0.08)	$(0.19)

Net loss per share attributable to common shares — Diluted	$(0.08)	$(0.19)

(1)	In periods with a net loss, the inclusion of any incremental shares is anti-dilutive, and therefore, both basic and diluted shares are the same.

(2)	Total weighted average potentially dilutive share awards outstanding (in thousands) were 7,744 and 11,042 for the three months ended March 31, 2011 and 2010, respectively.

(3)	The impact of our convertible notes was anti-dilutive for all periods.
9. Financial Instruments
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
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
We have entered into interest rate swap contracts with a combined notional amount of $268.1 million to fix the variable rate on certain TMK bonds. We designated these contracts as cash flow hedges and they qualify for hedge accounting treatment. At March 31, 2011, we had $1.0 million accrued in Accounts Payable and Accrued Expenses in our Consolidated Balance Sheets relating to these unsettled derivative contracts.
There was no ineffectiveness recorded during the three months ended March 31, 2011 and 2010. The amount reclassified to interest expense for the three months ended March 31, 2011 and 2010 is not considered material.
The following table summarizes the activity in our derivative instruments (in millions) for the three months ended March 31:

	2011	2010
	Interest	Interest
	Rate Swaps	Rate Swaps

Notional amounts at January 1	$268.1	$157.7
Matured or expired contracts	—	(44.6)

Notional amounts at March 31	$268.1	$113.1

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
At March 31, 2011 and December 31, 2010, the carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts and notes receivable and accounts payable and accrued expenses were representative of their fair values due to the short-term nature of these instruments and the recent acquisition of these items.
At March 31, 2011 and December 31, 2010, the fair value of our senior notes and convertible senior notes, has been estimated based upon quoted market prices for the same (Level 1) or similar (Level 2) issues when current quoted market prices are available, the fair value of our Global Line has been estimated by discounting the future cash flows using rates and borrowing spreads currently available to us (Level 3), and the fair value of our secured mortgage debt and assessment bonds that do not have current quoted market prices available has been estimated by discounting the future cash flows using rates currently available to us for debt with similar terms and maturities (Level 3). The fair value of our derivative

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
financial instruments is determined through widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative (Level 2). The differences in the fair value of our debt from the carrying value in the table below are the result of differences in interest rates and/or borrowing spreads that were available to us at March 31, 2011 and December 31, 2010, as compared with those in effect when the debt was issued or acquired. The senior notes and many of the issues of secured mortgage debt contain pre-payment penalties or yield maintenance provisions that could make the cost of refinancing the debt at lower rates exceed the benefit that would be derived from doing so.
The following table reflects the carrying amounts and estimated fair values of our debt (in thousands):

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value

Global Line	$273,520	$278,170	$520,141	$526,684
Senior notes	3,194,083	3,492,879	3,195,724	3,403,353
Convertible senior notes	1,529,843	1,658,691	1,521,568	1,591,976
Secured mortgage debt	1,398,744	1,525,912	1,249,729	1,320,084
Assessment bonds	18,844	18,098	18,867	17,995

Total debt	$6,415,034	$6,973,750	$6,506,029	$6,860,092

10. Business Segments
Our business strategy currently includes two operating segments, as follows:
•	Direct Owned — representing the direct long-term ownership of industrial operating properties. Each operating property is considered to be an individual operating segment having similar economic characteristics that are combined within the reportable segment based upon geographic location. Also included in this segment is the development of properties for continued direct ownership, including land held for development and properties currently under development and land we own and lease to customers under ground leases. We own real estate in North America (Canada, Mexico and the United States), Europe (Austria, Belgium, the Czech Republic, France, Germany, Hungary, Italy, the Netherlands, Poland, Romania, Slovakia, Spain, Sweden and the United Kingdom) and Asia (Japan).
•	Investment Management — representing the long-term investment management of property funds and industrial joint ventures and the properties they own. We recognize our proportionate share of the earnings or losses from our investments in unconsolidated property funds and certain joint ventures operating in North America, Europe and Asia that are accounted for under the equity method. In addition, we recognize fees and incentives earned for services performed on behalf of the unconsolidated investees and certain third parties and dividends and interest income earned on investments in preferred stock or debt securities in our unconsolidated investees, if any.
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
We present the operations and net gains associated with properties sold to third parties or classified as held for sale as discontinued operations, which results in the restatement of prior year operating results to exclude the items presented as discontinued operations.
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

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Revenues:
Direct owned (1):
North America	$156,732	$151,091
Europe	27,570	18,915
Asia	23,427	18,615

Total direct owned segment	207,729	188,621

Investment management (2):
North America	18,062	12,684
Europe	24,912	21,425
Asia	1,485	412

Total investment management segment	44,459	34,521

Total segment revenue	252,188	223,142
Reconciling item (3)	(13,388)	(5,859)

Total revenues	$238,800	$217,283

Net operating income:
Direct owned (4):
North America	$107,085	$107,046
Europe	15,630	7,828
Asia	16,988	13,216

Total direct owned segment	139,703	128,090

Investment management (2)(5):
North America	11,304	6,091
Europe	21,391	17,842
Asia	1,212	269

Total investment management segment	33,907	24,202

Total segment net operating income	173,610	152,292
Reconciling items:
General and administrative expenses	(39,183)	(42,006)
Merger integration expenses and reduction in workforce	(5,988)	—
Depreciation and amortization expense	(82,693)	(75,166)
Earnings from other unconsolidated investees, net	253	2,114
Interest income	4,436	310
Interest expense	(90,562)	(109,979)
Other expense, net	(7,015)	(482)
Net gains on dispositions of investments in real estate	3,725	11,807
Foreign currency exchange gains, net	1,374	3,688
Loss on early extinguishment of debt, net	—	(47,633)

Total reconciling items	(215,653)	(257,347)

Loss before income taxes	$(42,043)	$(105,055)

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

	March 31,	December 31,
	2011	2010

Assets:
Direct owned:
North America	$7,371,628	$7,358,374
Europe	2,842,808	2,619,455
Asia	1,953,817	1,889,879

Total direct owned segment	12,168,253	11,867,708

Investment management:
North America	1,022,278	1,035,548
Europe	1,113,398	1,038,061
Asia	83,828	84,000

Total investment management segment	2,219,504	2,157,609

Total segment assets	14,387,757	14,025,317

Reconciling items:
Investments in and advances to other unconsolidated investees	4,183	6,987
Notes receivable backed by real estate	246,561	189,550
Assets held for sale	215,714	574,791
Cash and cash equivalents	24,744	37,634
Accounts receivable	575	4,081
Other assets	56,161	64,307

Total reconciling items	547,938	877,350

Total assets	$14,935,695	$14,902,667

(1)	Includes rental income of our industrial properties and land subject to ground leases, as well as development management and other income, other than development fees earned for services provided to our unconsolidated investees, which are included in the investment management segment.

(2)	Includes investment management fees, development fees and our share of the earnings or losses recognized under the equity method from our investments in unconsolidated property funds and certain industrial joint ventures, along with dividends and interest earned on investments in preferred stock or debt securities of these unconsolidated investees. See Note 3 for more information on our unconsolidated investees.

(3)	Amount represents the earnings or losses recognized under the equity method from unconsolidated investees, which we reflect in revenues of the investment management segment but are not presented as a component of Revenues in our Consolidated Statements of Operations.

(4)	Includes rental income less rental expenses of our industrial properties and land subject to ground leases, as well as development management and other income less related expenses.

(5)	Also includes the direct costs we incur to manage the unconsolidated investees and certain third parties and the properties they own that are presented as Investment Management Expenses in our Consolidated Statements of Operations.
11. Supplemental Cash Flow Information
During the three months ended March 31, 2011 and 2010, we capitalized portions of the total cost of our share-based compensation awards of $1.4 million and $1.3 million, respectively, to the investment basis of our real estate or other assets.
In February 2010, we received $4.6 million of ownership interests in ProLogis North American Industrial Fund as a portion of our proceeds from the contribution of a property to this property fund.
The amount of interest paid in cash, net of amounts capitalized, for the three months ended March 31, 2011 and 2010 was $68.2 million and $43.1 million, respectively.
During the three months ended March 31, 2011 and 2010, cash paid for income taxes, net of refunds, was $5.9 million and $19.9 million, respectively.
12. Commitments and Contingencies
From time to time, we and our unconsolidated investees are party to a variety of legal proceedings arising in the ordinary course of business. We believe that, with respect to any such matters that we are currently a party to, the ultimate disposition of any such matters will not result in a material adverse effect on our business, financial position or results of operations.
Following the announcement of the merger agreement, several lawsuits were filed. Three actions were filed in the District Court for the City and County of Denver, Colorado. These cases have been consolidated, and on or about April 1, 2011, plaintiffs filed a consolidated class action

PROLOGIS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
complaint against ProLogis, the members of our Board of Trustees (the “Board”), AMB, New Pumpkin Inc. (“New Pumpkin”), Upper Pumpkin LLC (“Upper Pumpkin”), Pumpkin LLC (“Pumpkin”) and AMB LP. The complaint alleges that the Board breached their fiduciary duties in connection with entering into the merger agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the registration statement that was filed along with the joint proxy statement/prospectus contained material omissions and misstatements. The plaintiffs seek, among other relief, an order to (i) enjoin the defendants from consummating the merger unless and until we adopt and implement a procedure or process reasonably designed to enter into a merger agreement providing the best possible value for our shareholders; (ii) direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders and to refrain from entering into any transaction until the process for the sale or merger of ProLogis is completed and the highest possible value obtained; (iii) rescind the merger agreement, to the extent already implemented; and (iv) award plaintiffs’ costs and disbursements of the action. Defendants have moved to stay the Colorado action in favor of the Maryland action described below. Plaintiffs have moved for expedited discovery, and the defendants have opposed that motion.
Two actions were filed in the Circuit Court of Maryland for Baltimore City. The actions have been consolidated, and the plaintiffs filed a consolidated class action and derivative complaint on or about March 28, 2011. The Maryland consolidated complaint names the same defendants as the Colorado consolidated complaint. The complaint alleges that the members of the Board breached their fiduciary duties in connection with the merger and that AMB and AMB LP aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the registration statement that was filed along with the joint proxy statement/prospectus is misleading and incomplete. The plaintiffs in this action seek, among other relief, an order to: (i) enjoin, preliminarily and permanently, the merger; (ii) rescind the merger in the event it is consummated or award rescissory damages; (iii) direct the defendants to account to plaintiffs and all other members of the class for all damages, profits and any special benefits defendants obtained as a result of their breaches of fiduciary duties; and (iv) award plaintiffs the costs of the action. Defendants have moved to dismiss the Maryland action for failure to state a claim and to stay all discovery pending a ruling on their motion to dismiss. Plaintiffs have moved for expedited discovery in advance of a preliminary injunction hearing.
On April 15, 2011, the parties to the Maryland action executed a memorandum of understanding that embodies their agreement in principle on the structure of a proposed settlement. The proposed settlement, which is subject to confirmatory discovery and court approval following notice to the class of all or our shareholders during the period from January 30, 2011 through the date of the consummation of the merger (which we refer to as the “Class”), would dismiss all causes of action asserted in the Maryland consolidated complaint and release all claims that members of the Class may have arising out of or relating in any manner to the merger, including all claims being asserted in the Colorado action. Pursuant to the terms of the proposed settlement, defendants agreed to make certain disclosures to shareholders in their joint proxy statement/prospectus. The parties reported to the Maryland court on April 18, 2011 that they had reached agreement on a proposed settlement and executed a memorandum of understanding. On April 27, 2011, the parties to the consolidated action in Colorado reached an agreement in principle on the structure of a proposed settlement. Under the proposed settlement, which is subject to confirmatory discovery and approval of the Maryland court following notice to the Class, defendants agreed to make additional disclosures in their joint proxy statement/prospectus.
The defendants believe that the claims asserted against them in these lawsuits are without merit and, absent court approval of the proposed settlement, intend to defend themselves vigorously against the claims.
13. Subsequent Events
Merger with AMB
On April 28, 2011, the SEC declared effective AMB’s registration statement on Form S-4 relating to our proposed merger with AMB (the “Merger”) effective. We have set June 1, 2011 as the date of the special meeting for our common shareholders to vote on the Merger. Subject to receipt of shareholder approval, approval by the stockholders of AMB and satisfaction or waiver of the other closing conditions, the anticipated effective date of the Merger is June 3, 2011.
In connection with and contingent upon consummation of the Merger, on May 3, 2011, AMB LP commenced offers to exchange all of our outstanding senior notes and convertible senior notes issued under the Indenture for corresponding series of notes to be issued by AMB LP and guaranteed by AMB. Following the Merger, we intend to revoke the classification of all indebtedness arising under the Indenture as designated senior debt under the Amended and Restated Security Agency Agreement dated as of October 6, 2005 among various creditors of ProLogis and Bank of America, N.A., as collateral agent (the “Security Agency Agreement”) and to cause the termination of the Security Agency Agreement. Although we intend to make such revocation promptly after satisfaction of the requirements for revocation set forth in Section 8(e) of the Security Agency Agreement, and to cause such termination concurrently therewith or shortly thereafter, we do not have any obligation to do so and may delay, or elect not to take, either of such actions.
Ownership in PEPR
In April 2011, we increased our ownership percentage in PEPR to approximately 39% and launched a mandatory tender offer to acquire any or all of the outstanding ordinary units and convertible preferred units we do not currently own in PEPR. In May 2011, we agreed to purchase additional ordinary and convertible preferred units in PEPR from two of PEPR’s institutional investors at a price of €6.20 per unit. After the purchases, our ownership percentage in PEPR will increase to approximately 60%. Concurrently, we increased the offer price for any and all ordinary units and convertible preferred units of PEPR that we do not currently own to €6.20 per unit in cash from our previous offer price of €6.10 per unit and extended the offer acceptance period to May 18, 2011. The consideration for the shares we purchased in April 2011 will be increased to match the new €6.20 per unit offer price. We have funded the April purchases on our Global Line and we expect to fund the purchase of these additional units and any units tendered (approximately €811 million or $1.2 billion at May 2, 2011) by drawing on our Global Line and with funds borrowed through a new €500 million ($741.9 million at May 2, 2011) bridge loan obtained in April 2011. Depending on the results of the tender offer, the accounting for our investment in PEPR may change.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders
ProLogis:
We have reviewed the accompanying consolidated balance sheet of ProLogis and subsidiaries (the “Company”) as of March 31, 2011, the related consolidated statements of operations for the three-month periods ended March 31, 2011 and 2010, the related consolidated statement of equity for the three-month period ended March 31, 2011, the related consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2011 and 2010, and the related consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of ProLogis and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP
Denver, Colorado
May 9, 2011

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 1 of this report and our 2010 Annual Report on Form 10-K.
Certain statements contained in this discussion or elsewhere in this report may be deemed “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words and phrases such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “designed to achieve”, variations of such words and similar expressions are intended to identify such forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to rent and occupancy growth, development activity and changes in sales or contribution volume or profitability on such sales and contributions, economic and market conditions in the geographic areas where we operate and the availability of capital in existing or new property funds — are forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Although we believe the expectations reflected in any forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be attained and therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Many of the factors that may affect outcomes and results are beyond our ability to control. For further discussion of these factors see Part II, “Item 1A. Risk Factors” in our most recent annual report on Form 10-K. All references to “we”, “us” and “our” refer to ProLogis and our consolidated subsidiaries. Unless otherwise noted herein, all statements, particularly those in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are not reflective of the impact of the proposed merger with AMB Property Corporation discussed herein.
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
We generate revenues; earnings; FFO, as defined at the end of Item 2; and cash flows through our segments primarily as follows:
•	Direct Owned Segment — Our investment strategy in this segment focuses primarily on the ownership and leasing of industrial properties in key distribution markets. Also included in this segment are industrial properties that are currently under development, land available for development and/or disposition and land subject to ground leases.
We earn rent from our customers, including reimbursements of certain operating costs, generally under long-term operating leases. The revenue from this segment has increased in 2011 from 2010 due to the lease up and increased occupancy levels of our operating portfolio, primarily from our completed development properties, partially offset by a decrease in rental rates. We anticipate additional increases in occupied square feet to come from leases that have been signed, but where the space will not be occupied until future quarters. Our direct owned operating portfolio was 87.7% and 87.6% leased at March 31, 2011 and December 31, 2010, respectively, and 85.7% and 85.9% occupied at March 31, 2011 and December 31, 2010, respectively.
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
On January 30, 2011, we and three of our newly formed, wholly owned subsidiaries, entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), with AMB Property Corporation, a Maryland corporation (“AMB”), and AMB Property, L.P., a Delaware limited partnership (“AMB LP”). The merger and related integration is progressing as expected and we anticipate closing will be in the second quarter of 2011, subject to shareholder approval and other closing conditions. The meeting of shareholders to consider and vote on the merger is scheduled for June 1, 2011. See further discussion in Note 13 to the Consolidated Financial Statements in Item I.
Summary of 2011
Our objectives for 2011 and beyond are to: (i) increase occupancy in our industrial portfolio (representing 167.6 million square feet at March 31, 2011 that was 85.7% occupied); (ii) develop new industrial properties on our land, predominantly in our major logistics corridors; (iii) sell our non-core properties; and (iv) along with development, monetize our investment in land through dispositions to third parties as raw land or subsequent to the development of a building.
We have made progress on these objectives, as well as completed other activities, as follows:
•	We generated aggregate proceeds of $409.0 million from the disposition of 33 properties to third parties, including the sale of the majority of a portfolio of non-core assets for which we signed a definitive agreement in the fourth quarter of 2010, and the sale of one development property to ProLogis European Properties Fund II (“PEPF II”). We used these proceeds to help fund our development activities, which will allow us to develop a portion of our investment in land held for development into income producing properties through new build-to-suit and potential speculative opportunities.
•	We began development on four properties in Europe that aggregated 1.2 million square feet and utilized $29.1 million of land we owned and held for development. Three of these properties were 100% pre-leased. In addition, we sold land parcels to third parties for net proceeds of $9.1 million.
•	On March 17, 2011, we issued ¥13.0 billion in TMK bonds ($161.3 million) at 1.34% due March 2018 on one property with an undepreciated cost of $253.8 million at March 31, 2011.
•	We increased the leased percentage of our operating portfolio slightly from 87.6% at December 31, 2010 to 87.7% at March 31, 2011.
•	In April 2011, we increased our ownership percentage in PEPR and launched a mandatory tender offer. See further discussion on the tender offer in Liquidity and Capital Resources.
Results of Operations
Three Months Ended March 31, 2011 and 2010
Summary
The following table illustrates the net operating income for each of our segments, along with the reconciling items to Loss from Continuing Operations on our Consolidated Statements of Operations in Item 1 for the three months ended March 31 (dollars in thousands):

	2011	2010

Net operating income — direct owned segment	$139,703	$128,090
Net operating income — investment management segment	33,907	24,202
Other:
General and administrative expenses	(39,183)	(42,006)
Merger integration expenses and reduction in workforce	(5,988)	—
Depreciation and amortization expense	(82,693)	(75,166)
Earnings from unconsolidated investees, net	253	2,114
Interest income	4,436	310
Interest expense	(90,562)	(109,979)
Other expense, net	(7,015)	(482)
Net gains on dispositions of investments in real estate	3,725	11,807
Foreign currency exchange gains, net	1,374	3,688
Loss on early extinguishment of debt, net	—	(47,633)
Income tax expense	(6,369)	(8,202)

Loss from continuing operations	$(48,412)	$(113,257)

See Note 10 to our Consolidated Financial Statements in Item 1 for additional information regarding our segments and a reconciliation of net operating income to Loss Before Income Taxes.
Direct Owned Segment
The net operating income of the direct owned segment consists of rental income and rental expenses from industrial properties that we own. The size and occupied percentage of our direct owned operating portfolio fluctuates due to the timing of development and contributions and affects the net operating income we recognize in this segment. Also included in this segment is land we own and lease to customers under ground leases, development management and other income, offset by acquisition costs and land holding cost. The net operating income from the direct owned segment for the three months ended March 31, excluding amounts presented as Discontinued Operations in our Consolidated Financial Statements in Item 1, was as follows (in thousands):

	2011	2010

Rental and other income	$207,729	$188,621
Rental and other expenses	68,026	60,531

Total net operating income — direct owned segment	$139,703	$128,090

Our direct owned industrial operating portfolio was as follows (square feet in thousands):

	Number of Properties	Square Feet	Leased %

March 31, 2011	983	167,563	87.7%
December 31, 2010 (1)	985	168,547	87.6%
March 31, 2010 (1)	1,181	191,573	83.7%

(1)	At December 31, 2010 and March 31, 2010, there were 3 properties (aggregating 1.0 million square feet) and 202 properties (aggregating 26.2 million square feet), respectively, that were included in discontinued operations and therefore excluded from the direct owned segment.
The increase in rental income in 2011 from 2010 is due primarily to the increased leasing and occupancy in our operating portfolio and the completion of new development properties, offset by decreases in rental rates. During 2011, we completed the development of two buildings aggregating 0.4 million square feet that were 100% leased at March 31, 2011 and sold one development property aggregating 0.3 million square feet to PEPF II. The effective rental rates in our same store portfolio (as defined below) decreased 9.2% in the first quarter 2011 as compared with first quarter 2010. Under the terms of our lease agreements, we are able to recover the majority of our rental expenses from customers. Rental expense recoveries, included in both rental income and expenses, were $44.9 million and $41.5 million for the three months ended March 31, 2011 and 2010, respectively.
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
The direct costs associated with our investment management segment totaled $10.6 million and $10.3 million for the three months ended March 31, 2011 and 2010, respectively, and are included in the line item Investment Management Expenses in our Consolidated Statements of Operations. This slight increase is due to the sale of a portfolio of industrial properties to a third party in the fourth quarter of 2010 that we still manage. These costs include the direct expenses associated with the asset management of the property funds provided by individuals who are assigned to our investment management segment. In addition, in order to achieve efficiencies and economies of scale, all of our property management functions are provided by a team of professionals who are assigned to our direct owned segment. These individuals perform the property-level management of the properties we own and the properties we manage that are owned by the unconsolidated investees and certain third parties. We allocate the costs of our property management function to the properties we own (reported in Rental Expenses) and the properties owned by the unconsolidated investees (included in Investment Management Expenses), by using the square feet owned at the beginning of the period by the respective portfolios.
The net operating income from the investment management segment for the three months ended March 31 was as follows (in thousands):

	2011	2010

Unconsolidated property funds:
North America (1)	$8,403	$5,443
Europe (2)	20,797	17,842
Asia (3)	129	224
Other (4)	4,578	693

Total net operating income — investment management segment	$33,907	$24,202

(1)	Represents the income earned by us from our investments in seven and ten property funds for the three months ended March 31, 2011 and 2010, in North America, respectively, offset by investment management expenses. During the fourth quarter of 2010, we sold our 20% interest in three property funds (ProLogis North American Properties Funds VI-VIII). We continue to provide property management services for the industrial properties that were previously owned by these property funds. Our ownership interests ranged from 20.0% to 50.0% at March 31, 2011. These property funds on a combined basis, excluding ProLogis North American Properties Funds VI-VIII, owned 724, 725 and 725 properties that were 91.0%, 92.1% and 91.2% occupied at March 31, 2011, December 31, 2010 and March 31, 2010, respectively.

Our proportionate share of earnings from the North American property funds increased in 2011, as compared with 2010, due to higher interest income on outstanding loans from the property funds offset by a reduction in management fee income from ProLogis North American Properties Funds VI-VIII following the disposition of these funds to a third party in the fourth quarter of 2010. In addition, included in net operating income for the first quarter of 2010 is a net loss of $1.9 million, which represents our proportionate share of net losses that were recognized by a property fund for interest rate derivative contracts that no longer met the requirements for hedge accounting. Investment management expenses were $6.8 million and $6.6 million for the three months ended March 31, 2011 and 2010, respectively.

(2)	Represents the income earned by us from our investments in two property funds in Europe, PEPR and PEPF II, offset by investment management expenses. On a combined basis, these funds owned 438, 437 and 428 properties that were 92.8%, 93.6% and 94.3% occupied at March 31, 2011, December 31, 2010 and March 31, 2010, respectively. The increase in properties is due to contributions we made to PEPF II in 2011 and 2010, along with the acquisition of three properties from third parties by PEPF II in 2010.

Excluding our preferred interest in PEPR, our common ownership interest in PEPR and PEPF II was 33.1% and 29.7%, respectively, at March 31, 2011. In April 2011, we increased our ownership percentage in PEPR to approximately 39% and launched a mandatory tender offer. See further discussion on the tender offer in Liquidity and Capital Resources.

(3)	Represents the income earned by us from our 20% ownership interest in one property fund in South Korea. At March 31, 2011, December 31, 2010 and March 31, 2010, the Korea fund owned 12 properties and were 100%, 100%, and 97.8% occupied, respectively.

(4)	Includes property management fees and our share of earnings from industrial joint ventures and other entities, offset by investment management expenses.
See Note 3 to our Consolidated Financial Statements in Item 1 for additional information on our unconsolidated investees.
Operational Outlook
With global economic fundamentals having begun to show signs of recovery in late 2009, the industrial real estate business has followed suit, and also begun to stabilize, albeit with a slight lag. Globally, demand for industrial distribution space is still soft, but we are seeing signs of increased customer interest, with increased market activity in 2010 and 2011 and positive overall market net absorption for four consecutive quarters. Looking ahead, we expect demand in the U.S. to improve as the economic recovery gains traction. Within Europe and Asia, we believe significant obsolescence and customers’ preference to lease, rather than own, facilities will continue to drive demand for industrial space. Market rents currently remain below their cyclical peaks and also below the level of rents generally needed to justify new speculative construction. However, we believe market rents are trending upward and new development will take place.
In our total operating industrial portfolio, including properties managed by us and owned by our unconsolidated investees that are accounted for under the equity method, we leased 21.9 million square feet and 119.4 million square feet of space during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. On lease turnovers in the same store portfolio (as defined below), rental rates decreased 9.2% for the first quarter of 2011 as compared with a decline of 12.3% for the first quarter of 2010. The total operating portfolio was 90.7% leased at March 31, 2011, slightly down from 91.0% at December 31, 2010, due to lower leasing activity and occupancy in our investment management portfolio, offset by an increase in the direct owned operating portfolio resulting from the lease up of our development properties.
In our direct owned portfolio, we leased 10.7 million square feet for the three months ended March 31, 2011 compared to 12.7 million square feet for the three months ended March 31, 2010. Our existing customers renewed their leases 65.9% of the time during the three months ended March 31, 2011 as compared with 71.7% for the three months ended March 31, 2010. As of March 31, 2011, our total direct owned industrial operating portfolio was 87.7% leased, as compared with 87.6% at December 31, 2010 and 83.7% at March 31, 2010.
New speculative development has fallen to record-low levels worldwide during the past couple of years. However, we continue to experience a stable level of customer requests for build-to-suit proposals, since much of the overall existing industry vacancy is in older, obsolete buildings and, therefore, does not meet these customers’ distribution space requirements. During the three months ended March 31, 2011, in response to this emerging demand, we started development of four properties in Europe totaling 1.2 million square feet, three of which were 100% leased prior to the commencement of development. In an effort to monetize our land holdings, we plan to continue to take advantage of opportunities to develop new, generally pre-leased, operating properties for long-term investment, primarily in our major logistics corridors.
As of March 31, 2011, we had 16 properties under development that were 68.9% leased and we expect to incur an additional $204.6 million of development and leasing costs related to these properties. Our near-term focus is to complete the development and leasing of these properties. Once these properties are leased, we will generally own them directly, thereby creating additional income in our direct owned segment. In certain limited circumstances, we may sell them to a third party, a property fund or joint venture, including properties that are pre-committed for sale.
Other Components of Income
General and Administrative (“G&A”) Expenses
Net G&A expenses for the three months ended March 31 consisted of the following (in thousands):

	2011	2010

Gross G&A expense	$66,543	$66,853
Reported as rental expense	(4,911)	(5,001)
Reported as investment management expense	(10,552)	(10,319)
Capitalized amounts	(11,897)	(9,527)

Net G&A	$39,183	$42,006

Merger Integration Expenses and Reduction in Workforce

We incurred $6.0 million of expenses for the three months ended March 31, 2011 in connection with the expected merger with AMB and a reduction in workforce associated with certain recent or expected dispositions.
Depreciation and Amortization
Depreciation and amortization expenses were $82.7 million and $75.2 million for the three months ended March 31, 2011 and 2010, respectively. The increase is due to the leasing and stabilization of properties that we have developed.
Interest Expense
Interest expense for the three months ended March 31 includes the following components (in thousands):

	2011	2010

Gross interest expense	$89,058	$105,009
Amortization of discount, net	7,838	15,334
Amortization of deferred loan costs	4,997	6,482

Interest expense before capitalization	101,893	126,825
Capitalized amounts	(11,331)	(16,846)

Net interest expense	$90,562	$109,979

Gross interest expense decreased in 2011 from 2010 due primarily to lower debt levels. Our total debt decreased from $8.1 billion at March 31, 2010 to $6.4 billion at March 31, 2011 due to repayments and repurchases with proceeds from asset sales and our November 2010 equity offering. The decrease in capitalized amounts in 2011 from 2010 is due to less development activity and the stabilization of previously developed properties. Our weighted average effective interest rate was 6.20% and 6.35% for the three months ended March 31, 2011 and 2010, respectively. Our future interest expense, both gross and the portion capitalized, will vary depending on, among other things, the level of our development activities.
Other Expenses, Net
During the three months ended March 31, 2011, we recorded a $6.9 million charge related primarily to one of our buildings in Japan that was damaged from the earthquake and related tsunami.
Loss on Early Extinguishment of Debt
During the three months ended March 31, 2010, in connection with our initiatives to reduce debt and stagger debt maturities, we purchased portions of several series of senior notes and senior convertible notes outstanding and extinguished some secured mortgage debt prior to maturity, which resulted in the recognition of $47.6 million losses (we did not purchase any debt in 2011). The gains or losses represent the difference between the recorded debt (net of premiums and discounts and including related debt issuance costs) and the consideration we paid to retire the debt, including fees. See Note 6 to our Consolidated Financial Statements in Item 1 for more information regarding our debt repurchases.
Income Tax Expense
During the three months ended March 31, 2011 and 2010, our current income tax expense was $5.5 million and $9.8 million, respectively. We recognize current income tax expense for income taxes incurred by our taxable REIT subsidiaries and in certain foreign jurisdictions, as well as certain state taxes. We also include in current income tax expense the interest associated with our liability for uncertain tax positions. Our current income tax expense fluctuates from period to period based primarily on the timing of our taxable income and changes in tax and interest rates.
In 2011 and 2010, we recognized a net deferred tax expense of $0.9 million and a net deferred tax benefit of $1.6 million, respectively. Deferred income tax expense is generally a function of the period’s temporary differences and the utilization of net operating losses generated in prior years that had been previously recognized as deferred income tax assets in certain of our taxable subsidiaries operating in the U.S. or in foreign jurisdictions.
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
In 2011, we disposed of land subject to ground leases and 33 non-development properties aggregating 2.2 million square feet to third parties, most of which was included in Assets Held for Sale at December 31, 2010. The net gains on disposition of these properties of $2.0 million, net of taxes of $1.9 million, are reflected in discontinued operations, along with the results of operations of these properties for all periods presented.
As of March 31, 2011, we have eight land parcels and six operating properties that met the criteria as held for sale. We also have certain other non-core assets, which are part of a definitive agreement signed in December 2010 that we expect to sell in the second quarter of 2011 that met the criteria as held for sale. The amounts included in Assets Held for Sale as of March 31, 2011 include real estate investment balances and the related assets and liabilities for each property.
During all of 2010, we disposed of land subject to ground leases and 205 properties aggregating 25.4 million square feet to third parties.
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
During the three months ended March 31, 2011 and 2010, we recorded unrealized gains in Other Comprehensive Income (Loss) of $201.3 million and losses of $118.0 million, respectively, related to foreign currency translations of our foreign subsidiaries into U.S. dollars upon consolidation. In 2011, we recorded net unrealized gains due to the strengthening of the euro and pound sterling to the U.S. dollar, from the beginning to the end of the period. In 2010, the unrealized losses are mainly the result of the strengthening of the U.S. dollar to the euro and pound sterling, partially offset by the yen strengthening against the U.S. dollar, from the beginning to the end of the period.
Portfolio Information
Our total operating portfolio of properties includes industrial properties owned by us and the property funds and joint ventures we manage and account for on the equity method. The operating portfolio does not include properties under development, properties held for sale or any other properties owned by unconsolidated investees, and was as follows (square feet in thousands):

	March 31, 2011		December 31, 2010		March 31, 2010
	Number of		Number of		Number of
Reportable Business Segment	Properties	Square Feet	Properties	Square Feet	Properties	Square Feet

Direct Owned	983	167,563	985	168,547	1,181	191,573
Investment Management	1,179	255,248	1,179	255,367	1,243	268,913

Totals	2,162	422,811	2,164	423,914	2,424	460,486

Same Store Analysis
We evaluate the performance of the operating properties we own and manage using a “same store” analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of changes in the composition of the portfolio on performance measures. We include properties owned by us, and properties owned by the unconsolidated investees (accounted for on the equity method) that are managed by us (referred to as “unconsolidated investees”), in our same store analysis. We have defined the same store portfolio, for the three months ended March 31, 2011, as those properties that were in operation at January 1, 2010, and have been in operation throughout the three-month periods in both 2011 and 2010. We have removed all properties that were disposed of to a third party or were classified as held for sale from the population for both periods. We believe the factors that impact rental income, rental expenses and net operating income in the same store portfolio are generally the same as for the total portfolio. In order to derive an appropriate measure of period-to-period operating performance, we remove the effects of foreign currency exchange rate movements by using the current exchange rate to translate from local currency into U.S. dollars, for both periods. The same store portfolio, for the three months ended March 31, 2011, included 2,139 properties that aggregated 412.7 million square feet.
The following is a reconciliation of our consolidated rental income, rental expenses and net operating income (calculated as rental income less rental expenses) for the three months ended March 31, 2011 and 2010, as included in our Consolidated Statements of Operations in Item 1, to the respective amounts in our same store portfolio analysis.

			Percentage
	2011	2010	Change

Rental Income (1)(2)
Consolidated:
Rental income per our Consolidated Statements of Operations	$205,311	$187,545
Adjustments to derive same store results:
Rental income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(10,251)	(10,405)
Effect of changes in foreign currency exchange rates and other	(845)	1,358
Unconsolidated investees:
Rental income of properties managed by us and owned by our unconsolidated investees	361,465	368,211

Same store portfolio — rental income (2)(3)	555,680	546,709	1.64%

Rental Expenses (1)(4)
Consolidated:
Rental expenses per our Consolidated Statements of Operations	$63,342	$56,264
Adjustments to derive same store results:
Rental expenses of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(5,660)	(6,931)
Effect of changes in foreign currency exchange rates and other	3,471	8,699
Unconsolidated investees:
Rental expenses of properties managed by us and owned by our unconsolidated investees	92,110	90,122

Same store portfolio — rental expenses (3)(4)	153,263	148,154	3.45%

Net Operating Income (1)
Consolidated:
Net operating income per our Consolidated Statements of Operations	$141,969	$131,281
Adjustments to derive same store results:
Net operating income of properties not in the same store portfolio — properties developed and acquired during the period and land subject to ground leases	(4,591)	(3,474)
Effect of changes in foreign currency exchange rates and other	(4,316)	(7,341)
Unconsolidated investees:
Net operating income of properties managed by us and owned by our unconsolidated investees	269,355	278,089

Same store portfolio — net operating income (3)	402,417	398,555	0.97%

(1)	As discussed above, our same store portfolio includes industrial properties from our consolidated portfolio and owned by the unconsolidated investees (accounted for on the equity method) that are managed by us. During the periods presented, certain properties owned by us were contributed to a property fund and are included in the same store portfolio on an aggregate basis. Neither our consolidated results nor that of the unconsolidated investees, when viewed individually, would be comparable on a same store basis due to the changes in composition of the respective portfolios from period to period (for example, the results of a contributed property would be included in our consolidated results through the contribution date and in the results of the unconsolidated investee subsequent to the contribution date).

(2)	We exclude the net termination and renegotiation fees from our same store rental income to allow us to evaluate the growth or decline in each property’s rental income without regard to items that are not indicative of the property’s recurring operating performance. Net termination and renegotiation fees represent the gross fee negotiated to allow a customer to terminate or renegotiate their lease, offset by the write-off of the asset recognized due to the adjustment to straight-line rents over the lease term. The adjustments to remove these items are included as “effect of changes in foreign currency exchange rates and other” in the tables above.

(3)	These amounts include rental income, rental expenses and net operating income of both our consolidated industrial properties and those owned by our unconsolidated investees (accounted for on the equity method) and managed by us.

(4)	Rental expenses in the same store portfolio include the direct operating expenses of the property such as property taxes, insurance, utilities, etc. In addition, we include an allocation of the property management expenses for our direct-owned properties based on the property management fee that is provided for in the individual management agreements under which our wholly owned management companies provide property management services to each property (generally, the fee is based on a percentage of revenues). On consolidation, the management fee income earned by the management company and the management fee expense recognized by the properties are eliminated and the actual costs of providing property management services are recognized as part of our consolidated rental expenses. These expenses fluctuate based on the level of properties included in the same store portfolio and any adjustment is included as “effect of changes in foreign currency exchange rates and other” in the above table.

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
Near-Term Principal Cash Sources and Uses
In addition to common share distributions and preferred share dividend requirements, we expect our primary cash needs will consist of the following:
•	completion of the development and leasing of the properties in our development portfolio (a);
•	investments in current or future unconsolidated investees (b);
•	development of new properties for long-term investment, primarily in our major logistics corridors;
•	repayment of debt, including payments on our credit facility (“Global Line”) and repurchases of senior notes and/or convertible senior notes;
•	scheduled debt principal payments in the remainder of 2011 of $172.3 million (c);
•	capital expenditures and leasing costs on properties;
•	depending on market conditions, direct acquisition of operating properties and/or portfolios of operating properties in key distribution markets for direct, long-term investment; and
•	merger and integration expenses.

(a)	As of March 31, 2011, we had 16 properties under development that were 68.9% leased with a current investment of $454.7 million and a total expected investment of $659.3 million when completed and leased, leaving $204.6 million remaining to be spent.

(b)	Subsequent to March 31, 2011, we increased our ownership percentage in PEPR and launched a mandatory tender offer. If we acquired all of the outstanding units that we do not own as of March 31, 2011, at the current offer price of €6.20 per unit, the total consideration would be approximately €811 million ($1.2 billion at May 2, 2011). We expect to fund the purchase of these units by drawing on our existing Global Line and with funds borrowed through a new €500 million ($741.9 million at May 2, 2011) bridge loan obtained in April 2011. See Note 13 to the Consolidated Financial Statements in Item I.

(c)	On April 13, 2011, we repaid €101.3 million ($146.8 million) of our euro notes, leaving $29.1 million to be repaid.
We expect to fund our cash needs principally from the following sources, all subject to market conditions:
•	available cash balances ($24.7 million at March 31, 2011);
•	property operations;
•	fees and incentives earned for services performed on behalf of the property funds and distributions received from the property funds;
•	proceeds from the disposition of properties, land parcels or other investments to third parties;
•	proceeds from the contributions of properties to property funds or other unconsolidated investees;
•	borrowing capacity under our Global Line ($1.3 billion available as of March 31, 2011), other facilities or borrowing arrangements;
•	proceeds from the issuance of equity securities, including sales under our at-the-market equity issuance program (under which we have 48.1 million common shares remaining); and

•	proceeds from the issuance of debt securities, including secured mortgage debt.
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
Cash Provided by Operating Activities
For the three months ended March 31, 2011 and 2010, operating activities provided net cash of $2.6 million and $10.9 million, respectively. In the first three months of 2011 and 2010, cash provided by operating activities was less than the cash distributions paid on common shares and dividends paid on preferred shares by $67.8 million and $67.2 million, respectively. In 2011, the decrease in cash provided by operating activities was largely due to an increase in prepaid assets.
Cash Investing and Cash Financing Activities
For the three months ended March 31, 2011 and 2010, investing activities provided net cash of $178.3 million and used net cash of $11.1 million, respectively. The following are the significant activities for both periods presented:
•	We generated cash from dispositions of $394.5 million and $180.9 million during 2011 and 2010, respectively. In 2011, we disposed of land, land subject to ground leases and 34 properties that included the majority of our non-core assets. In 2010, we disposed of land and 10 properties.
•	We invested $217.7 million in real estate during 2011 and $105.7 million for the same period in 2010; including costs for current and future development projects and recurring capital expenditures and tenant improvements on existing operating properties.
•	We received distributions from unconsolidated investees as a return of investment of $38.7 million and $27.3 million during 2011 and 2010, respectively.
•	We generated net cash proceeds from payments on notes receivable of $6.5 million and $13.6 million in 2011 and 2010, respectively.
•	In 2011, we invested $55.0 million in a preferred equity interest in a subsidiary of the buyer of a portfolio of non-core assets.
•	In 2011, we received advances, net of repayments, from unconsolidated investees of $11.3 million. In 2010, we invested cash of $127.3 million in unconsolidated investees including investments in connection with a property contribution we made, net of repayment of advances by the investees.
For the three months ended March 31, 2011 and 2010, financing activities used net cash of $195.2 million and provided net cash of $22.4 million, respectively. The following are the significant activities for both periods presented:
•	In March 2011, we incurred $164.5 million in secured mortgage debt. In March 2010, we issued $1.1 billion of senior notes due 2017 and 2020 and $460.0 million of convertible senior notes due 2015 and incurred $86.7 million in secured mortgage debt.
•	We had net payments on our Global Line of $269.8 million and $561.2 million during 2011 and 2010, respectively.
•	We made net payments of $16.4 million and $30.5 million on regularly scheduled debt principal and maturity payments during 2011 and 2010, respectively.
•	In 2010, we purchased and extinguished $957.7 million original principal amount of our senior and convertible notes and secured mortgage debt for $961.1 million.
•	We paid distributions of $64.0 million and $71.7 million to our common shareholders during 2011 and 2010, respectively. We paid dividends on our preferred shares of $6.4 million during both 2011 and 2010.
•	We generated proceeds from the sale and issuance of common shares under our various common share plans of $28.3 million in 2010, primarily from our at-the-market equity issuance program.
Off-Balance Sheet Arrangements
Property Fund Debt
We had investments in and advances to the property funds at March 31, 2011 of $2.0 billion. The property funds had total third party debt of $8.0 billion (for the entire entity, not our proportionate share) at March 31, 2011 that matures as follows (in millions):

	2011	2012	2013	2014	2015	Thereafter	Discount	Total (1)

ProLogis California	$—	$—	$—	$137.5	$—	$172.5	$—	$310.0
ProLogis North American Properties Fund I	2.1	177.2	—	—	—	—	—	179.3
ProLogis North American Properties Fund XI	0.5	0.7	0.4	—	—	—	—	1.6
ProLogis North American Industrial Fund	—	52.0	80.0	—	108.7	1,003.5	—	1,244.2
ProLogis North American Industrial Fund II (2)	7.5	164.0	74.0	526.4	—	462.2	(6.0)	1,228.1
ProLogis North American Industrial Fund III (3)	120.0	85.7	385.6	146.4	—	280.0	(1.8)	1,015.9
ProLogis Mexico Industrial Fund	—	—	—	—	—	214.1	—	214.1
ProLogis European Properties	—	354.8	545.8	1,293.7	—	—	—	2,194.3
ProLogis European Properties Fund II	—	156.8	317.2	494.0	261.2	295.6	—	1,524.8
ProLogis Korea Fund	16.9	34.0	—	—	—	—	—	50.9

Total property funds	$147.0	$1,025.2	$1,403.0	$2,598.0	$369.9	$2,427.9	$(7.8)	$7,963.2

(1)	As of March 31, 2011, we had not guaranteed any of the third party debt of the property funds. See notes (2) and (3) below. In our role as the manager of the property funds, we work with the property funds to refinance their maturing debt. As noted in note (3) below, remaining 2011 maturities have been substantially addressed. There can be no assurance that the property funds will be able to refinance any maturing indebtedness on terms as favorable as the maturing debt, or at all. If the property funds are unable to refinance the maturing indebtedness with newly issued debt, they may be able to obtain funds by voluntary capital contributions from us and our fund partners or by selling assets. Certain of the property funds also have credit facilities, which may be used to obtain funds. Generally, the property funds issue long-term debt and utilize the proceeds to repay borrowings under the credit facilities.

(2)	We have a note receivable from this property fund that bears interest at 8%, matures in May 2015 and is secured by 12 buildings in the property fund. As of March 31, 2011 the balance was $78.9 million. This loan is not presented in the table as it is not third party debt. In addition, we have pledged properties we own directly, valued at approximately $273.7 million, to serve as additional collateral on a loan payable to an affiliate of our fund partner that is due in 2014.

(3)	We have a note receivable from this property fund. The outstanding balance at March 31, 2011 was $21.4 million and is not included in the maturities above as it is not third party debt. In addition, this property fund has received a loan extension proposal from the lender of its debt that matures in July 2011 to extend the maturity to March 2012.
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
We paid a cash distribution of $0.1125 per common share for the first quarter on February 28, 2011. On May 5, 2011, our Board declared the second quarter distribution of $0.1125 per common share that will be payable on May 25, 2011 to shareholders of record on May 16, 2011. Our future common share distributions may vary and will be determined by our Board upon the circumstances prevailing at the time, including our financial condition, operating results and REIT distribution requirements, and may be adjusted at the discretion of the Board during the year.
At March 31, 2011, we had three series of preferred shares outstanding. The annual dividend rates on preferred shares are $4.27 per Series C preferred share, $1.69 per Series F preferred share and $1.69 per Series G preferred share. The dividends are payable quarterly in arrears on the last day of each quarter.
Pursuant to the terms of our preferred shares, we are restricted from declaring or paying any distribution with respect to our common shares unless and until all cumulative dividends with respect to the preferred shares have been paid and sufficient funds have been set aside for dividends that have been declared for the then current dividend period with respect to the preferred shares.
Other Commitments
As discussed in Note 5 to our Consolidated Financial Statements in Item I, we entered into a definitive agreement in December 2010 to sell a portfolio of non-core assets. We sold a majority of this portfolio in the first quarter of 2011 and expect the remainder to close in the second quarter of 2011.
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
NAREIT’s FFO measure adjusts net earnings computed under GAAP to exclude historical cost depreciation and gains and losses from the sales of previously depreciated properties. We agree that these two NAREIT adjustments are useful to investors for the following reasons:
(i)	historical cost accounting for real estate assets in accordance with GAAP assumes, through depreciation charges, that the value of real estate assets diminishes predictably over time. NAREIT stated in its White Paper on FFO “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” Consequently, NAREIT’s definition of FFO reflects the fact that real estate, as an asset class, generally appreciates over time and depreciation charges required by GAAP do not reflect the underlying economic realities.

(ii)	REITs were created as a legal form of organization in order to encourage public ownership of real estate as an asset class through investment in firms that were in the business of long-term ownership and management of real estate. The exclusion, in NAREIT’s definition of FFO, of gains and losses from the sales of previously depreciated operating real estate assets allows investors and analysts to readily identify the operating results of the long-term assets that form the core of a REIT’s activity and assists in comparing those operating results between periods. We include the gains and losses from dispositions of land, development properties, as well as our proportionate share of the gains and losses from dispositions recognized by the property funds, in our definition of FFO.
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
FFO, as defined by ProLogis
To arrive at FFO, as defined by ProLogis, we adjust the NAREIT defined FFO measure to exclude:
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
We calculate FFO, as defined by ProLogis for our unconsolidated investees on the same basis as we calculate our FFO, as defined by ProLogis.
We use this FFO measure, including by segment and region, to: (i) evaluate our performance and the performance of our properties in comparison to expected results and results of previous periods, relative to resource allocation decisions; (ii) evaluate the performance of our management; (iii) budget and forecast future results to assist in the allocation of resources; (iv) assess our performance as compared to similar real estate companies and the industry in general; and (v) evaluate how a specific potential investment will impact our future results. Because we make decisions with regard to our performance with a long-term outlook, we believe it is appropriate to remove the effects of short-term items that we do not expect to affect the underlying long-term performance of the properties. The long-term performance of our properties is principally driven by rental income. While not infrequent or unusual, these additional items we exclude in calculating FFO, as defined by ProLogis, are subject to significant fluctuations from period to period that cause both positive and negative short-term effects on our results of operations, in inconsistent and unpredictable directions that are not relevant to our long-term outlook.
We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation of our operating results along the same lines that our management uses in planning and executing our business strategy.

FFO, excluding significant non-cash items
When we began to experience the effects of the global economic crises in the fourth quarter of 2008, we decided that FFO, as defined by ProLogis, did not provide all of the information we needed to evaluate our business in this environment. As a result, we developed FFO, excluding significant non-cash items to provide additional information that allows us to better evaluate our operating performance in this unprecedented economic time.
To arrive at FFO, excluding significant non-cash items, we adjust FFO, as defined by ProLogis, to exclude the following items that we recognized directly or our share recognized by our unconsolidated investees:
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
During this turbulent time, we have recognized certain of these recurring charges and gains over several quarters since the fourth quarter of 2008. We believe that as the economy stabilizes, our liquidity needs change and since the remaining capital available to the existing unconsolidated property funds to acquire our completed development properties expired, the potential for impairment charges on real estate properties will diminish to an immaterial amount. As we continue to monetize our land bank through development or dispositions, we may dispose of this land at a gain or loss. We may also dispose of other non-strategic assets at a gain or loss. However, we do not expect that we will adjust our FFO measure for these gains or losses after 2010.
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

As the impact of these recurring items dissipates, we expect that the usefulness of FFO, excluding significant non-cash items will similarly dissipate and we will go back to using only FFO, as defined by ProLogis.
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
FFO, as defined by ProLogis, was $62.1 million and $7.1 million for the three months ended March 31, 2011 and 2010, respectively. FFO, excluding significant non-cash items was $62.1 million and $22.9 million for the three months ended March 31, 2011 and 2010, respectively. The reconciliations of FFO to net earnings attributable to common shares computed under GAAP are as follows for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net loss attributable to common shares	$(46,616)	$(91,129)
Add (deduct) NAREIT defined adjustments:
Real estate related depreciation and amortization	79,084	71,771
Adjustments to gains on dispositions for depreciation	(327)	(1,629)
Adjustments to dispositions of non-development properties	(830)	103
Reconciling items attributable to discontinued operations:
Gains on dispositions of non-development properties	(3,876)	(8,083)
Real estate related depreciation and amortization	428	11,149
Our share of reconciling items from unconsolidated investees:
Real estate related depreciation and amortization	39,233	37,641
Other amortization items	(3,556)	(3,474)

Subtotal-NAREIT defined FFO	63,540	16,349

Add (deduct) our defined adjustments:
Foreign currency exchange gains, net	(1,635)	(3,209)
Deferred income tax expense (benefit)	864	(1,551)
Our share of reconciling items from unconsolidated investees:
Foreign currency exchange gains, net	(196)	(787)
Unrealized gains on derivative contracts, net	—	(4,060)
Deferred income tax expense (benefit)	(427)	375

FFO, as defined by ProLogis	62,146	7,117
Adjustments made in 2010, not applicable in 2011	—	15,808

FFO, excluding significant non-cash items	$62,146	$22,925

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
We monitor our market risk exposures using a sensitivity analysis. Our sensitivity analysis estimates the exposure to market risk sensitive instruments assuming a hypothetical 10% adverse change in interest rates. The results of the sensitivity analysis are summarized below. The sensitivity analysis is of limited predictive value. As a result, our ultimate realized gains or losses with respect to interest rate and foreign currency exchange rate fluctuations will depend on the exposures that arise during a future period, hedging strategies at the time and the prevailing interest and foreign currency exchange rates.
Interest Rate Risk
Our interest rate risk management objective is to limit the impact of future interest rate changes on earnings and cash flows. To achieve this objective, we primarily borrow on a fixed rate basis for longer-term debt issuances. At March 31, 2011, we have ¥37.3 billion ($450.6 million) in TMK bond agreements with variable interest rates. Upon issuance, we entered into interest rate swap agreements to fix the interest rate on ¥23.0 billion ($268.1 million as of March 31, 2011) of the TMK bonds for the term of the agreements. We have no other derivative contracts outstanding at March 31, 2011.
Our primary interest rate risk is created by the variable rate Global Line. During the three months ended March 31, 2011, we had weighted average daily outstanding borrowings of $565.0 million on our variable rate Global Line. Based on the results of the sensitivity analysis, which assumed a 10% adverse change in interest rates, the estimated market risk exposure for the variable rate lines of credit was approximately $0.5 million of cash flow for the three months ended March 31, 2011.
Foreign Currency Risk
Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates.

Our primary exposure to foreign currency exchange rates relates to the translation of the net income of our foreign subsidiaries into U.S. dollars, principally euro, British pound sterling and yen. To mitigate our foreign currency exchange exposure, we borrow in the functional currency of the borrowing entity, when appropriate. We also may use foreign currency put option contracts to manage foreign currency exchange rate risk associated with the projected net operating income of our foreign consolidated subsidiaries and unconsolidated investees. At March 31, 2011, we had no put option contracts outstanding and, therefore, we may experience fluctuations in our earnings as a result of changes in foreign currency exchange rates.
We also have some exposure to movements in exchange rates related to certain intercompany loans we issue from time to time and we may use foreign currency forward contracts to manage these risks. At March 31, 2011, we had no forward contracts outstanding and, therefore, we may experience fluctuations in our earnings from the remeasurement of these intercompany loans due to changes in foreign currency exchange rates.
Item 4. Controls and Procedures
An evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-14(c)) under the Securities and Exchange Act of 1934 (the “Exchange Act”) as of March 31, 2011. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Following the announcement of the merger agreement, several lawsuits were filed. Three actions were filed in the District Court for the City and County of Denver, Colorado. These cases have been consolidated, and on or about April 1, 2011, plaintiffs filed a consolidated class action complaint against ProLogis, the members of our Board of Trustees (the “Board”), AMB, New Pumpkin Inc. (“New Pumpkin”), Upper Pumpkin LLC (“Upper Pumpkin”), Pumpkin LLC (“Pumpkin”) and AMB LP. The complaint alleges that the Board breached their fiduciary duties in connection with entering into the merger agreement and that we, AMB, New Pumpkin, Upper Pumpkin, Pumpkin and AMB LP aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the registration statement that was filed along with the joint proxy statement/prospectus contained material omissions and misstatements. The plaintiffs seek, among other relief, an order to (i) enjoin the defendants from consummating the merger unless and until we adopt and implement a procedure or process reasonably designed to enter into a merger agreement providing the best possible value for our shareholders; (ii) direct the defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders and to refrain from entering into any transaction until the process for the sale or merger of ProLogis is completed and the highest possible value obtained; (iii) rescind the merger agreement, to the extent already implemented; and (iv) award plaintiffs’ costs and disbursements of the action. Defendants have moved to stay the Colorado action in favor of the Maryland action described below. Plaintiffs have moved for expedited discovery, and the defendants have opposed that motion.
Two actions were filed in the Circuit Court of Maryland for Baltimore City. The actions have been consolidated, and the plaintiffs filed a consolidated class action and derivative complaint on or about March 28, 2011. The Maryland consolidated complaint names the same defendants as the Colorado consolidated complaint. The complaint alleges that the members of the Board breached their fiduciary duties in connection with the merger and that AMB and AMB LP aided and abetted the breaches of those fiduciary duties. The complaint further alleges that the registration statement that was filed along with the joint proxy statement/prospectus is misleading and incomplete. The plaintiffs in this action seek, among other relief, an order to: (i) enjoin, preliminarily and permanently, the merger; (ii) rescind the merger in the event it is consummated or award rescissory damages; (iii) direct the defendants to account to plaintiffs and all other members of the class for all damages, profits and any special benefits defendants obtained as a result of their breaches of fiduciary duties; and (iv) award plaintiffs the costs of the action. Defendants have moved to dismiss the Maryland action for failure to state a claim and to stay all discovery pending a ruling on their motion to dismiss. Plaintiffs have moved for expedited discovery in advance of a preliminary injunction hearing.
On April 15, 2011, the parties to the Maryland action executed a memorandum of understanding that embodies their agreement in principle on the structure of a proposed settlement. The proposed settlement, which is subject to confirmatory discovery and court approval following notice to the class of all or our shareholders during the period from January 30, 2011 through the date of the consummation of the merger (which we refer to as the “Class”), would dismiss all causes of action asserted in the Maryland consolidated complaint and release all claims that members of the Class may have arising out of or relating in any manner to the merger, including all claims being asserted in the Colorado action. Pursuant to the terms of the proposed settlement, defendants agreed to make certain disclosures to shareholders in their joint proxy statement/prospectus. The parties reported to the Maryland court on April 18, 2011 that they had reached agreement on a proposed settlement and executed a memorandum of understanding. On April 27, 2011, the parties to the consolidated action in Colorado reached an agreement in principle on the structure of a proposed settlement. Under the proposed settlement, which is subject to confirmatory discovery and approval of the Maryland court following notice to the Class, defendants agreed to make additional disclosures in their joint proxy statement/prospectus.
The defendants believe that the claims asserted against them in these lawsuits are without merit and, absent court approval of the proposed settlement, intend to defend themselves vigorously against the claims.

Item 1A. Risk Factors
As of March 31, 2011, no material changes had occurred in our risk factors as discussed in Item 1A of our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Agreement and Plan of Merger, dated January 30, 2011, by and among ProLogis, New Pumpkin Inc., Upper Pumpkin LLC, Pumpkin LLC, AMB Property Corporation and AMB Property, L.P. and amended as of March 9, 2011 (incorporated by reference to Annex A to the joint proxy statement/prospectus included in the Registration Statement on Form S-4, as amended, filed by AMB Property Corporation on March 11, 2011, as amended, File No. 333-172741).

10.2*	Second Amended and Restated Employment Agreement, effective as of March 1, 2011, entered into between ProLogis and Ted R. Antenucci.

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase

101. DEF**	XBRL Taxonomy Extension Definition Linkbase

101. LAB**	XBRL Taxonomy Extension Label Linkbase

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement

**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROLOGIS
By:	/s/ William E. Sullivan
William E. Sullivan
Chief Financial Officer

By:	/s/ Lori A. Palazzolo
Lori A. Palazzolo
Senior Vice President and Chief Accounting Officer

Date: May 9, 2011

Index to Exhibits

10.1	Agreement and Plan of Merger, dated January 30, 2011, by and among ProLogis, New Pumpkin Inc., Upper Pumpkin LLC, Pumpkin LLC, AMB Property Corporation and AMB Property, L.P. and amended as of March 9, 2011 (incorporated by reference to Annex A to the joint proxy statement/prospectus included in the Registration Statement on Form S-4, as amended, filed by AMB Property Corporation on March 11, 2011, as amended, File No. 333-172741).

10.2*	Second Amended and Restated Employment Agreement, effective as of March 31, 2011, entered into between ProLogis and Ted R. Antenucci.

12.1	Computation of Ratio of Earnings to Fixed Charges

12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Share Dividends

15.1	KPMG LLP Awareness Letter

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS**	XBRL Instance Document

101. SCH**	XBRL Taxonomy Extension Schema

101. CAL**	XBRL Taxonomy Extension Calculation Linkbase

101. DEF**	XBRL Taxonomy Extension Definition Linkbase

101. LAB**	XBRL Taxonomy Extension Label Linkbase

101. PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement

**	These exhibits are not deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of these sections, and are not part of any registration statement or incorporated by reference into any registration statement.